Form 10-Q
period 1999-06-30
NEXTEL PARTNERS INC
filed 1999-09-13
CIK 1085707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (MARK ONE)
     [  X  ]      QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [      ]     TRANSITION REPORT PURUSANT TO SECTION 13 OR 15 (D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM            TO            .


                        COMMISSION FILE NUMBER 333-78459

                              NEXTEL PARTNERS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                       91-1930918
  (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                          4500 CARILLON POINT, KIRKLAND
                                WASHINGTON 98033,
                                 (425) 828-1713

    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE AND TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES      NO   X  .
                                              ----    ----

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX



PART I            FINANCIAL INFORMATION                                                                     PAGE NO.
                  Item 1.  Financial Statements
                           Condensed Consolidated Balance Sheets
                                    As of June 30, 1999 and December 31, 1998   (unaudited)                     3
                           Condensed Consolidated Statements of Operations
                                    Three and six months ended June 30, 1999 and
                                    1998 (unaudited)                                                            4
                           Condensed Consolidated Statement
                                    of Changes in Stockholder's Equity
                                    Six months ended June 30, 1999 (unaudited)                                  5
                           Condensed Consolidated Statements of Cash Flows
                                    Six months ended June 30, 1999 and 1998 (unaudited)                         6
                           Notes to Condensed Consolidated Financial Statements                                 7

                  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                          12

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          23


PART II           OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                   24

                  Item 2.  Changes in Securities and Use of Proceeds                                           24

                  Item 6.  Exhibits and Reports on Form 8-K                                                    25


                                      2

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                              JUNE 30,      DECEMBER 31,
                                                                                1999            1998
                                                                              ---------       ---------
                                        ASSETS                               (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                 $ 271,017       $      16
    Short term investments                                                       19,996              --
    Accounts receivable, net  of allowance $396 and $254, respectively            3,589           1,546
    Subscriber equipment inventory                                                1,010           1,353
    Other current assets                                                          3,563             325
    Restricted cash                                                             175,000              --
                                                                              ---------       ---------
Total current assets                                                            474,175           3,240
                                                                              ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, net                                              129,795         107,948

OTHER NON-CURRENT ASSETS:
    FCC operating licenses, net                                                 137,092         133,180
    Debt issuance costs and other assets                                         20,058           3,298
    Receivable from officer                                                       2,200              --
                                                                              ---------       ---------
Total non-current assets                                                        159,350         136,478
                                                                              ---------       ---------

TOTAL ASSETS                                                                  $ 763,320       $ 247,666
                                                                              =========       =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                          $     866       $   1,043
    Accrued expenses                                                             12,909           4,554
    Due to Nextel                                                                14,865           3,398
                                                                              ---------       ---------
Total current liabilities                                                        28,640           8,995
                                                                              ---------       ---------

LONG-TERM DEBT
    Credit facility                                                             175,000              --
    14% Senior discount notes, due 2009                                         430,411              --
                                                                              ---------       ---------
    Total long-term debt                                                        605,411              --
                                                                              ---------       ---------
Total liabilities                                                               634,051           8,995
                                                                              ---------       ---------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
    Preferred stock, Series A convertible, par value $.001 per share,                17              --
      17,479,971 shares issued and outstanding
    Preferred stock, Series B redeemable or convertible to                            2              --
      Series C preferred stock 2010, par value $.001 per share, 12% cumulative annual dividend; 2,185,000 shares issued and outstanding
    Preferred stock, Series C convertible, par value $.001 per share,                 9              --
      8,740,000 shares issued and outstanding
    Preferred stock, Series D convertible, par value at $.001 per share,              2              --
      2,185,000 shares issued and outstanding
    Common stock, Class A, par value $.001 per share, 1,588,888 shares            6,733           1,604
      issued and outstanding, and paid-in capital
    Warrants outstanding                                                          3,847              --
    Common stock, Class B, par value $.001 per share convertible                     --              --
    Other paid-in capital                                                       298,259         260,761
    Accumulated deficit                                                         (59,435)        (22,553)
    Subscriptions receivable from stockholders                                 (114,926)             --
    Deferred compensation                                                        (5,239)         (1,141)
                                                                              ---------       ---------
Total stockholders' equity                                                      129,269         238,671
                                                                              ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 763,320       $ 247,666
                                                                              =========       =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                      UNAUDITED                     UNAUDITED
                                              For the three months ended     For the six months ended
                                                       JUNE 30,                      JUNE 30,
                                               -----------------------       -----------------------
                                                 1999            1998          1999           1998
                                               --------       --------       --------       --------
REVENUES:
      Service revenues                         $  5,797       $    284       $  9,290       $    437
      Equipment revenues                          1,033             --          1,844             --
                                               --------       --------       --------       --------
          Total revenues                          6,830            284         11,134            437
                                               --------       --------       --------       --------

OPERATING EXPENSES:
      Cost of service revenues                    3,964            766          7,070          1,067
      Cost of equipment revenues                  3,080             --          4,798             --
      Selling, general and administrative         7,200          1,546         12,431          2,259
      Deferred compensation                         390             --          1,031             --
      Depreciation and amortization               3,023            397          5,538            626
                                               --------       --------       --------       --------
         Total operating expenses                17,657          2,709         30,868          3,952
                                               --------       --------       --------       --------

LOSS FROM OPERATIONS                            (10,827)        (2,425)       (19,734)        (3,515)

      Interest expense, net                     (14,507)            --        (27,036)            --
      Interest income                             5,875             --          9,888             --
                                               --------       --------       --------       --------

LOSS BEFORE INCOME TAX PROVISION                (19,459)        (2,425)       (36,882)        (3,515)
      Income tax provision                           --             --             --             --
                                               --------       --------       --------       --------
      Net loss                                 $(19,459)      $ (2,425)      $(36,882)      $ (3,515)
                                               ========       ========       ========       ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                 Class A
                                                             Common Stock and
                                                              Paid-In Capital                Preferred Stock              Other
                                                        --------------------------      --------------------------       Paid-In
                                                          Shares          Amount          Shares          Amount         Capital
                                                        ----------      ----------      ----------      ----------      ----------
BALANCE
     December 31, 1998                                   1,588,888      $    1,604              --      $       --      $  260,761
     Issuance of Series A preferred stock                       --              --      17,479,971              17         170,935
     Issuance of warrants                                       --              --              --              --              --
     Subscriptions receivable from stockholders                 --              --              --              --              --
     Reclass of other paid-in capital to Preferred              --              --              --              --              --
       Series B, C, and D                                       --              --              --              --        (133,180)
     Issuance of Series B preferred stock                       --              --       2,185,000               2          21,848
     Issuance of Series C preferred stock                       --              --       8,740,000               9          89,055
     Issuance of Series D preferred stock                       --              --       2,185,000               2          22,264
     Return of capital to Nextel                                --              --              --              --        (130,900)
     Deferred compensation                                      --           5,129              --              --              --
     Vesting of deferred compensation                           --              --              --              --              --
     Net loss                                                   --              --              --              --              --
     Equity issuance costs                                      --              --              --              --          (2,524)
     Motorola credit                                            --              --              --              --              --
                                                        ----------      ----------      ----------      ----------      ----------

BALANCE
      June 30, 1999 (unaudited)                          1,588,888      $    6,733      30,589,971      $       30      $  298,259
                                                        ==========      ==========      ==========      ==========      ==========


                                                          Warrants     Subscriptions     Accumulated      Deferred
                                                        Outstanding     Receivable         Deficit      Compensation      Totals
                                                        -----------     ----------      -----------     ------------    ----------
BALANCE
     December 31, 1998                                  $       --      $       --      $  (22,553)     $   (1,141)     $  238,671
     Issuance of Series A preferred stock                       --              --              --              --         170,952
     Issuance of warrants                                    3,847              --              --              --           3,847
     Subscriptions receivable from stockholders                 --        (122,655)             --              --        (122,655)
     Reclass of other paid-in capital to Preferred              --              --              --              --              --
       Series B, C, and D                                       --              --              --              --        (133,180)
     Issuance of Series B preferred stock                       --              --              --              --          21,850
     Issuance of Series C preferred stock                       --              --              --              --          89,064
     Issuance of Series D preferred stock                       --              --              --              --          22,266
     Return of capital to Nextel                                --              --              --              --        (130,900)
     Deferred compensation                                      --              --              --          (5,129)             --
     Vesting of deferred compensation                           --              --              --           1,031           1,031
     Net loss                                                   --              --         (36,882)             --         (36,882)
     Equity issuance costs                                      --              --              --              --          (2,524)
     Motorola credit                                            --           7,729              --               0           7,729
                                                        ----------      ----------      ----------      ----------      ----------

BALANCE
      June 30, 1999 (unaudited)                         $    3,847      $ (114,926)     $  (59,435)     $   (5,239)     $  129,269
                                                        ==========      ==========      ==========      ==========      ==========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                    UNAUDITED
                                                                              For the six-months ended
                                                                                     JUNE 30,
                                                                             --------------------------
                                                                               1999             1998
                                                                             ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (36,882)      $  (3,515)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities
    Depreciation and amortization                                                5,538             626
    Amortization of debt issuance costs                                            892              --
    Interest accretion for senior discount notes                                24,035              --
    Deferred compensation                                                        1,031              --
    Allowance for doubtful accounts                                                120              --
    Change in current assets and liabilities:
        Accounts receivable                                                     (2,163)           (102)
        Subscriber equipment inventory                                             343              --
        Other current assets                                                    (3,245)           (323)
        Accounts payable and accrued expenses                                   11,476             998
        Operating advances from Nextel                                          11,467              --
                                                                             ---------       ---------
    Net cash provided by (used in) operating activities                         12,612          (2,316)
                                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to officer                                                             (2,200)             --
    Capital expenditures                                                       (19,388)        (80,483)
    FCC licenses                                                                (4,184)             --
    Purchase of short term investments                                         (19,996)             --
                                                                             ---------       ---------
         Net cash used in investing activities                                 (45,768)        (80,483)
                                                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Equity contributions from Nextel                                                --          82,799
    Proceeds from borrowings                                                   581,376              --
    Restricted cash transfer                                                  (175,000)             --
    Proceeds from equity contributions                                          52,144              --
    Return of capital to Nextel                                               (130,900)             --
    Equity costs                                                                (2,524)             --
    Debt issuance costs                                                        (20,939)             --
                                                                             ---------       ---------
         Net cash provided by financing activities                             304,157          82,799
                                                                             ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      271,001              --

CASH AND CASH EQUIVALENTS, beginning of period                                      16              --
                                                                             ---------       ---------

CASH AND CASH EQUIVALENTS, end of period                                     $ 271,017       $      --
                                                                             =========       =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    Contribution of FCC licenses from Nextel Communications, Inc.            $      --       $ 133,380
                                                                             =========       =========

    Equipment purchased from Motorola's equity contribution credit           $   7,729       $      --
                                                                             =========       =========

    Cash paid for interest                                                   $   4,758       $      --
                                                                             =========       =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 --   BASIS OF PRESENTATION

The interim financial statements as of and for the three-and six-month periods ended June 30, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form S-4 Registration Statement filed May 14, 1999 as amended.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 --  FORMATION AND CAPITALIZATION

Formation

Nextel Partners, Inc., which together with its subsidiaries is referred to as "Partners" or the "Company," was formed as a shell corporation on July 8, 1998, solely to facilitate the Capitalization Transactions discussed below. From July 8, 1998 to January 29, 1999, the activities of Partners were solely focused on this objective. These activities were funded by Nextel Communications, Inc. through one of its subsidiary ("Nextel") and Eagle River Investments LLC ("Eagle River") through intercompany advances amounting to $3.4 million at December 31, 1998, which were repaid by using proceeds from the Capitalization Transactions. The only common stock issuance of the Partners shell entity in 1998 consisted of issuance of restricted stock to key employees of the Partners shell entity as part of its compensation plan and to Eagle River.

Prior to January 29, 1999, Nextel formed and began to operate the digital wireless communication service business in upstate New York and Hawaii described in Note 3, which is referred to as the Nextel Carve-Out. The unincorporated operations of the Nextel Carve-Out constitute the Company's business and were contributed to the Company in the Capitalization Transactions.

Capitalization Transactions

On January 29, 1999, Nextel contributed the Nextel Carve-Out to the Company in exchange for 2,185,000 shares of Series B Preferred Stock, 8,740,000 shares of Series C Preferred Stock, 2,185,000 shares of Series D Preferred Stock and cash of $130.9 million. Simultaneously, the Company sold equity securities in a private placement in the amount of $174.8 million and debt securities in the aggregate principal amount at maturity of $800 million. The equity securities sold consisted of 17,479,971 shares of Series A Preferred Stock (valued at $170.9 million) and warrants to purchase 405,710 shares of Class A Common Stock for an exercise price of $.001 per share (valued at $3.8 million). The equity securities were sold in exchange for cash of $52.1 million, an irrevocable cash equity commitment of $104.3 million to be received over the subsequent two-year period, and a vendor credit from Motorola, Inc. ("Motorola") of $18.4 million towards the purchase of infrastructure equipment. As of June 30, 1999 the Company has used approximately $7.7 million of the vendor credit from Motorola and expects to utilize the remaining amount before the end of 1999.

Some of the principal assets used in the Nextel Carve-Out are Federal Communications Commission ("FCC") licenses. To effect the contribution of the business of the Nextel Carve-Out to the Company, Nextel filed for approval with the FCC to transfer to the Company all the rights to the use of and benefits of these licenses. Pending receipt of FCC approval, the Company has the right to use the frequencies pursuant to a frequency management agreement (the "Frequency Management Agreement") between the Company and a wholly owned subsidiary of Nextel. The Company expects to receive the FCC's approval of the transfer of the FCC licenses during 1999. Upon receipt of FCC approval, the Management Agreement will expire.

Basis of Presentation

In substance, the Capitalization Transactions constituted (1) the incorporation of the Nextel Carve-Out, (2) the formal assumption by the Nextel Carve-Out of Partners' liabilities, (3) a $130.9 million distribution to Nextel, and (4) sales of Nextel Carve-Out securities to outsiders in exchange for cash and irrevocable commitments. Accordingly, the accompanying financial statements reflect the accounts of the Nextel Carve-Out at Nextel's historical cost basis for all periods presented. These accounts include Nextel's cost basis in the FCC licenses discussed above, as all of the rights to the use of and the benefits of ownership of the FCC licenses were held by the Nextel Carve-Out prior to the Capitalization Transactions. In the Capitalization Transactions, the rights to the use of and the benefits of the FCC licenses were transferred to the Company through the Frequency Management Agreement in exchange for the issuance of preferred stock to Nextel for $133.2 million. Since the Frequency Management Agreement is analogous to a capital lease, the cost basis of the FCC licenses continue to be reflected in the Company's accounts in a manner similar to the accounting for a capital lease under Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases." The accompanying financial statements also include the accounts of Partners prior to the Capitalization Transactions, as Nextel funded the operations of Partners and they were incurred for the benefit of the Nextel Carve-Out, and Partners had no substance apart from the Nextel Carve-Out. The distribution and sale of securities transactions have been reflected in the accompanying financial statements on January 29, 1999.

Investments in Short Term Investments

Marketable debt securities and certificates of deposit with original purchase maturities greater than three months are classified as Short term investments. Marketable debt securities include corporate commercial paper, which the Company holds to maturity. These held to maturity securities are valued on the Company's balance sheet at amortized cost.

Restricted Cash

Restricted cash reflects the cash collateral account maintained under the credit facility equal to the $175.0 million borrowings outstanding at June 30, 1999. These funds will not be available until the FCC has approved the transfer of control from Nextel to the Company of the licenses held by Nextel WIP License Corp.

3. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

The Company provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. Partners' operations are primarily conducted by Nextel Partners Operating Corp. ("OPCO"), a wholly owned subsidiary of Partners.

Partners' digital network ("Digital Mobile Network") has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"(Trademark)). Partners' principal business objective is to offer high capacity, high quality, advanced communication services in its territories throughout the United States targeted towards mid-sized and smaller markets. Various operating agreements entered into by subsidiaries of the Company and Nextel (See Note 5) provide for support services to be provided by Nextel. Additionally, the Company plans to use Nextel's back-office systems initially to support customer activation, billing and customer care as well as other services during a transition period.

Capitalized Interest

The Company's wireless communications systems and FCC operating licenses represent qualifying assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." The Company capitalized interest of approximately $5.9 million for the six-month period ended June 30, 1999.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS No. 137, issued August 1999, postpones for one year our mandatory effective date for SFAS No. 133 to January 1, 2001. The Company is still evaluating the effects of the change in financial position or results of operations for SFAS No. 133.

4.   LONG-TERM DEBT (IN THOUSANDS):

                                                                                           AS OF       AS OF DECEMBER
                                                                                       JUNE 30, 1999      31, 1998
                                                                                       -------------   --------------
14% Senior Redeemable Discount Notes 2009, net of unamortized discount of $383.8
million                                                                                   $430,411          $  --

Bank Credit Facility, interest at Company's option, calculated on Administrative
Agent's alternate base rate or reserve adjusted London Interbank Offered Rate
("LIBOR")                                                                                  175,000             --
                                                                                          --------          --------
Total Long-term Debt                                                                      $605,411          $  --
                                                                                          ========          ========

Senior Redeemable Discount Notes

On January 29, 1999, the Company completed the issuance of Senior Redeemable Discount Notes due 2009 (the "Notes"). The aggregate accreted value of the Notes will increase from $406.4 million at issuance at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $800 million. Thereafter, the Notes bear interest at a rate of 14% per annum payable semi-annually in arrears.

The Notes represent senior unsecured obligations of the Company, and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are effectively subordinated to (i) all secured obligations of the Company, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

The indenture contains certain covenants that limit, among other things, the ability of the Company to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially of its assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of June 30, 1999, the Company was in compliance with applicable covenants.

The Notes are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2004 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of liquidation. In addition, prior to February 1, 2002, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount at maturity of Notes originally issued at a redemption price equal to 114% of the accreted value at that date, plus accrued and unpaid interest and liquidated damages if any, with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the aggregate principal amount at maturity of Notes originally issued remain outstanding immediately after the occurrence of such redemption.

Bank Credit Facility

On January 29, 1999, the Company, through OPCO, entered into a credit facility (the "Facility") with a syndicate of banks and other financial institutions led by Donaldson, Lufkin and Jenrette Securities Corporation, as arranger ("DLJSC"), and DLJ Capital Funding, Inc., as syndication agent ("DLJ Capital"). The Facility includes a $175 million term loan facility and initially, a $100 million revolving credit facility. The term loan facility has a maturity of nine years. The revolving credit facility terminates eight years from the initial funding of the Facility.

The Facility bears interest, at the option of the Company, at the Administrative Agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The applicable margin for the term loan facility is 4.75% over LIBOR and 3.75% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA as adjusted is positive at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA as adjusted and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate.

The Company pays a commitment fee calculated at a rate equal to 2.00% per annum, calculated on the daily average unused commitment under the revolving credit facility (whether or not then available). Such fee will be payable quarterly in arrears. The commitment fee is subject to reduction based on utilization of the revolving credit facility.

Prior to the date on which the Company's portion of the Digital Mobile Network is substantially complete and operations and services are offered to customers over a minimum coverage area, loans under the revolving credit facility will be made subject to satisfaction of certain financial covenants and certain build-out covenants.

The term loan facility is subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions, (ii) with 100% of net cash proceeds of asset sales, subject to certain exceptions,
(iii) with 50% of the Company's excess cash flow (as defined), and (iv) with 50% of the net cash proceeds from the issuance of equity.

The Company's obligations under the Facility are secured by a first-priority perfected lien on all property and assets, tangible and intangible, of the Company's subsidiaries including a pledge of the capital stock of all the Company's subsidiaries. The Company and its subsidiaries guarantee the obligations of OPCO under the Facility. Such guarantee will only be recourse to the Company's pledge of all of the outstanding capital stock of the Company's subsidiaries to secure the obligations of the Company under the Facility.

The Facility contains covenants and restrictions on the ability of the Company to engage in certain activities, including but not limited to: (i) limitations on the incidence of liens and indebtedness, (ii) restrictions on sale lease-back transactions, consolidations, mergers, sale of assets, capital expenditures, transactions with affiliates and investments, and (iii) severe restrictions on dividends, and other similar distributions.

Additionally, the Facility also contains financial covenants requiring the Company to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio, and (v) minimum service revenues, subscriber units and covered population equivalents. As of June 30, 1999, the Company was in compliance with all of its required covenants.

5.  RELATED PARTY TRANSACTIONS:

Motorola Purchase Agreements

Pursuant to the equipment purchase agreements between Partners and Motorola dated January 29, 1999 (the "Equipment Purchase Agreements"), and prior to the Capitalization Transactions, the purchase agreements between Nextel and Motorola, Motorola provided the iDEN infrastructure and subscriber handset equipment to Partners throughout its markets. The Company expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile Network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern Partners' rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

For the six month period ended June 30, 1999 and the year ended December 31, 1998, the Company purchased approximately $7.7 million and $47.5 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreement

The Company, OPCO and a wholly owned subsidiary of Nextel ("Nextel Sub") entered into a joint venture agreement (the "Joint Venture Agreement") dated January 29, 1999. Summarized below are several of the important terms of the Joint Venture Agreement.

MIS Services - Nextel provides the Company access to identified information systems platforms on an ongoing basis, as more fully described in the Joint Venture Agreement. The Company pays to Nextel a fee, based on Nextel's cost, for these services. For the six-month period ended June 30, 1999, the Company was charged approximately $146,000 for these services.

Roaming Agreement - Pursuant to a roaming agreement (the "Roaming Agreement") entered into between Nextel Sub and OPCO, Nextel Sub and OPCO provide ESMR service to subscribers of the other (in either case, the "Home Service Provider") while such subscribers are out of the Home Service Provider's territory and roaming in the territory of the other (in either case, the "Remote Service Provider"). Under the Roaming Agreement, each Home Service Provider is responsible for billing its own subscribers and designated users for roaming usage in accordance with its own subscriber plans and service agreements. The Roaming Agreement provides that each party pays the other's monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider's territory. For the six month period ended June 30, 1999 the Company earned approximately $3.1 million from Nextel customers roaming on the Company's system and was charged approximately $344,000 for the Company's customers roaming on Nextel's system.

Master Site Lease Agreement - OPCO leases from Nextel Sub, under a master site lease agreement entered into between them (the "Master Site Lease"), space on telecommunications towers and other sites, which are owned or leased by affiliates of Nextel Sub in the Territory. Pursuant to the Master Site Lease, as the network build-out progresses, additional sites may become subject to the Master Site Lease. OPCO pays Nextel Sub monthly rental payments based on the number of telecommunication tower sites leased by OPCO. For the six-month period ended June 30, 1999 the Company was charged approximately $236,000 by Nextel under these arrangements.

Transition Services Agreement - Nextel Sub, through its affiliates, provides services to OPCO for a limited period under a transition services agreement entered into between OPCO and Nextel Sub (the "Transition Services Agreement"). Under the Transition Services Agreement, accounting, payroll, customer care, purchasing, human resources, billing and other such functions are made available to OPCO. In return for the service received through Nextel Sub, OPCO pays monthly fees to Nextel based on Nextel's cost. For the six-month period ended June 30, 1999, the Company was charged approximately $1,019,000 for these services.

Switch Sharing Agreement - Nextel, through its affiliates, provides telecommunications switching services to OPCO pursuant to a switch sharing agreement entered into between Nextel Sub and OPCO (the "Switch Sharing Agreement"). The Switch Sharing Agreement permits OPCO to link cell sites to and electronically access switching equipment used and maintained by affiliates of Nextel in the operation of Nextel's Digital Mobile Network, which facilitates OPCO provision of ESMR service to the Company's subscribers. Under the Switch Sharing Agreement, OPCO pays Nextel Sub monthly switching fees based on a pricing formula agreed to by the parties based on Nextel's cost of providing such services in the year 2001. For the six-month period ended June 30, 1999, the Company was charged approximately $865,000 for these services.

Payable to Nextel

Prior to the Capitalization Transactions discussed in Note 2, the Company had limited financial resources. As a result, to fund the operations of the Company prior to the Capitalization Transactions, Nextel and Eagle River advanced the Company $3.4 million (as of December 31, 1998) to cover its costs during the period. These advances did not bear interest and were repaid in majority on January 29, 1999. As of June 30, 1999 the Company owed Nextel $14.9 million under the same terms discussed above.

6.       SUBSEQUENT EVENTS

On September 9, 1999 the Company exercised its option provided in the Joint Venture Agreement with Nextel to acquire "Optional Territories." The funding for the capital expenditures related to the build-out, operating losses and working capital associated with the Option Territories will consist of $150.0 million of a new Term C Loan Facility, $46.4 million of cash equity commitments, $3.6 million of equity commitment from Motorola in the form of equipment credit and a contribution from Nextel of certain Specialized Mobile Radio ("SMR") frequencies licensed to Nextel, subject to FCC approval, valued approximately at $8.9 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         Some statements and information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes", "expects", "intends", "plans", "may", "will", "would", "could", "should" or "anticipates" or the negative or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to:

- our business plan, its advantages and our strategy for implementing our plan and meeting our scheduled build-out for commercial launch of our portion of the Digital Mobile Network;
- general economic conditions in the geographic areas and occupational markets that represent our portion of the Digital Mobile Network;
- the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet service deployment and marketing plans and customer demand;
- the ability to achieve market penetration and average subscriber revenue levels sufficient to provide financial viability to our digital mobile network business;
- our expectation regarding the continued successful performance and market acceptance of the technology we use;
-        our ability to attract and retain sufficient customers; and
- our anticipated capital expenditures, funding and levels of debt and our expectations regarding additional debt, including our ability to access sufficient debt or equity capital to meet our operating and financing needs.

         We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties, including financial, regulatory environment, industry growth and trend predictions. Actual events or results may differ materially. For more discussion of important factors that could cause results to differ materially from the forward-looking statements see "Risk Factors."

         Please read the following discussion of our condensed consolidated financial condition and results of operations for the three- and six-month periods ended June 30, 1999 and 1998 together with our registration statement on Form S-4 under the Securities Act of 1933 (No. 333-78459) filed on May 14, 1999, as amended.

         Our historical results discussed in this section and throughout this Form 10-Q include the Nextel operations we assumed as part of our initial capitalization, which occurred on January 29, 1999. See Note 2 of our Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

OVERVIEW

         In our territories, we are the only service provider licensed to use the Nextel brand name and market Nextel digital wireless communication service based on technology developed by Motorola. By the end of year 2001, we plan to provide service to 39 mid-sized and smaller markets throughout the United States, where we estimate that approximately 33 million people live or work. Our initial target market is business users, and we offer or plan to offer them a differentiated, integrated package of digital wireless communication services.

         We currently operate five markets in Hawaii and upstate New York where
4.5 million people live or work. Our upstate New York and Hawaii markets launched commercial service in July and September of 1998, respectively. We will launch service in four additional markets (Erie, PA, Waco/Temple-Killeen, TX, Glens Falls, NY and Binghamton/Elmira, NY) by the end of 1999, covering a population of approximately 1.5 million.

         At June 30, 1999, we provided service to approximately 25,000 subscriber units, all from our Hawaii and upstate New York markets. These markets added 9,630 subscriber units during the quarter and 14,813 subscriber units for the six-month period ended June 30, 1999.

         As we expect to launch four new markets for service during the second half of 1999 and as we continue to develop, build-out and enhance our Digital Mobile Network, we expect to continue to experience negative operating margins. In addition, we anticipate costs such as site rentals, telecommunications expenses, system and other capital items to increase. Sales and marketing expenses and general and administrative costs are also expected to increase with the commercialization of service in four additional markets.

         Over the past few years the wireless industry has experienced a decline in prices generally as a result of competition from other wireless providers, including new entrants into the market. In contrast, as reported in its quarterly reports, Nextel's monthly average revenue per unit has increased over the past few years and remains above the industry average. We cannot assure you that our results will duplicate Nextel's since we set our prices independently and our markets are distinct from Nextel's.

          Recently, service plans offering large blocks of minutes of airtime have been introduced by wireless service providers as a means to gain market share from established cellular carriers with relative coverage advantages. These packages have increased subscriber usage in the industry, while slowing the rate of decline in average revenue per unit during 1998.

         Our agreements with Nextel permit us to establish our own local pricing in our markets. However, we must provide national customers who have a national rate with Nextel the same rates as they receive in Nextel's markets. In addition, our pricing must conform to guidelines that ensure that our pricing structure is consistent with Nextel's national marketing strategy.

 RECENT DEVELOPMENTS

          We exercised our option on September 9, 1999 in the Joint Venture Agreement with Nextel to acquire from Nextel selected markets referred to as "Option Territories." We expect to complete the planned network build-out of these territories by end of the second quarter of 2001. The funding for the increased capital expenditures related to the build-out, operating losses and working capital of the Option Territories will consist of $150.0 million of a new Term C Loan Facility, $46.4 million of cash equity commitments, $3.6 million credit by Motorola for future purchases of infrastructure equipment in exchange for equity and a contribution from Nextel of certain Specialized Mobile Radio ("SMR") frequencies licensed by Nextel, subject to FCC approval, valued at approximately $8.9 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

         REVENUES

         Our primary sources of revenues are service and equipment sales revenues. Our service revenues consist of charges for airtime usage, and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to Nextel's customers using our portion of the digital Mobile Network. The service revenues are the product of the number of customers that subscribe to our service and our monthly average revenue per unit. Average revenue per unit is an industry measure of total service revenue from subscribers divided by the average number of digital subscriber units generally equal to in service.

                                    REVENUES
       (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR AVERAGE REVENUE PER UNIT)

                                      FOR THE THREE                      FOR THE THREE
                                       MONTHS ENDED  % OF CONSOLIDATED   MONTHS ENDED    % OF CONSOLIDATED
                                      JUNE 30, 1999       REVENUES      JUNE 30, 1998         REVENUES
                                      -------------       --------      -----------           --------
Service and Roaming Revenues              $5,797              85%          $  284                 100%
Equipment Sales Revenues                   1,033              15%              --                   0%
                                          ------          ------           ------              ------
         Total Revenues                   $6,830             100%          $  284                 100%
                                          ======          ======           ======              ======
Average Service Revenue per Unit          $   62
                                          ======

         The service and equipment sales revenues for the three months ended June 30, 1999 were primarily generated from our upstate New York and Hawaii markets, which became operational July and September 1998, respectively. Since these markets were launched after June 30, 1998, the revenues for the three-month period ended June 30, 1998 related to Nextel's customers using our portion of the Digital Mobile Network. The average service revenue per unit was not calculated for the three-month period ended June 30, 1998 since the service was not operational for subscribers in the upstate New York and Hawaii markets.

         COST OF SERVICE REVENUES

         The network expenses included in the cost of service revenues are site rent, utilities, maintenance, engineering personnel and interconnect charges. Network expenses depend primarily on the number of cell sites, total minutes of use and mix of minutes of use between interconnect and Nextel Direct Connect services. For the three-month period ended June 30, 1999 our network costs were $4.0 million incurred primarily from the Hawaii and upstate New York markets. These markets were not operational during the same period ended June 30, 1998, thus the network costs of $800,000 during such period were generated primarily from the roaming by Nextel customers on our portion of the Digital Mobile Network.

         COST OF EQUIPMENT REVENUES

         The cost of the subscriber handsets and accessories sold during the three-month period ended June 30, 1999 were $3.1 million. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the loss on equipment was $2.0 million for the same three-month period ended June 30, 1999. We expect to continue to employ these discounts and promotions, because we believe that the use of such promotions will result in increased revenue as the number of our subscribers grows. For the same period ended June 30, 1998, our markets were not operational, thus no subscriber handsets and accessories were sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist of sales and marketing expenses, and general and administrative costs. Sales and marketing expenses relate to sales representatives, sales support personnel, indirect distribution channels, marketing and advertising programs. We anticipate that our cost per gross additional customer will be relatively high during our first several years of operation, but to decline as sales representatives become more efficient, we expand our indirect distribution channels and the cost of our sales infrastructure is distributed over a greater base of customer additions.

         General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, treasury and accounting functions. While we have directly hired key personnel in such areas, the three-month period has been part of a transition period during which Nextel has made accounting, payroll, customer care, purchasing, human resources and billing functions available to us. In return for these services during the transition period, we pay monthly fees based on Nextel's cost of providing them. For the three-month period ended June 30, 1999, we paid Nextel $362,000 for the transition services.

         We have entered into agreements for back-office systems services to support customer activation, billing and customer care with vendors who have experience providing these services to Nextel, and we are currently negotiating agreements with vendors for other services.

         For the three-month period ended June 30, 1999, our selling, general and administrative expenses were $7.2 million. These expenses were incurred primarily from the upstate New York and Hawaii markets, which launched commercial service July and September, 1998, respectively, and administrative costs relating to hiring and setting up functional departments and offices. Selling, general and administrative expenses for the three-month period ended June 30, 1998 were $1.5 million. These costs related primarily to the pre-launch activities for the upstate New York and Hawaii markets and administrative start-up costs for Nextel Partners.

         DEFERRED COMPENSATION EXPENSE

         We recorded deferred compensation expense associated with our restricted stock purchase plan of $0.4 million for the three-month period ended June 30, 1999. This plan was initiated July 8, 1998, thus no expense was recorded for the same period ended June 30, 1998. The plan is considered compensatory and we account for its deferred compensation expenses on a basis similar to that used for stock appreciation rights.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $3.0 million and $400,000 for the three-month periods ended June 30, 1999 and 1998, respectively. . The increase of $2.6 million relates primarily to launching the Hawaii and upstate New York markets and starting the amortization of our FCC licensed radio spectrum and depreciation on our wireless fixed asset network.

         NET LOSS

         For the three- month period ended June 30, 1999 we reported a net loss of approximately $19.5 million. Compared to the same period for 1998, the loss for the three-months increased $17.1 million from $2.4 million due largely to launching the upstate New York and Hawaii markets July and September, 1998, respectively, and our general and administrative expenses for transition services from Nextel.

         Increased expenses in all categories of expense occurred as we began ramping up our operations in anticipation of additional markets becoming operational, as well as the increase in costs associated with the Hawaii and upstate New York markets which became operational in the second half of 1998. We anticipate reporting net losses for the foreseeable future.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES

                                    REVENUES
        (DOLLAR AMOUNT IN THOUSANDS, EXCEPT FOR AVERAGE REVENUE PER UNIT)

                                                                                   FOR THE SIX
                                          FOR THE SIX                                MONTHS
                                          MONTHS ENDED    % OF CONSOLIDATED           ENDED       % OF CONSOLIDATED
                                         JUNE 30, 1999          REVENUES          JUNE 30, 1998         REVENUES
                                         -------------          --------          -------------         --------
Service and Roaming Revenues                $ 9,290                 83%            $   437                 100%
Equipment Sales Revenues                      1,844                 17%                  0%
                                            -------            -------             -------             -------
         Total Revenues                     $11,134                100%            $   437                 100%
                                            =======            =======             =======             =======
Average Service Revenue per Unit            $    63
                                            =======

         The service and equipment sales revenues for the six months ended June 30, 1999 were primarily generated from our upstate New York and Hawaii markets, which became operational July and September 1998, respectively. Since these markets were launched after June 30, 1998, the revenues for the six-month period ended June 30, 1998 related to the use by Nextel customers of our portion of the Digital Mobile Network. The average service revenue per unit was not calculated for the six-month period ended June 30, 1998 since the service was not operational for subscribers in the upstate New York and Hawaii markets.

         COST OF SERVICE REVENUES

         For the six-month period ended June 30, 1999 our network costs were $7.1 million incurred primarily from Hawaii and upstate New York markets. These markets were not operational during the same period ended June 30, 1998; thus the network costs of $1.1 million were generated primarily from Nextel's customers roaming on our portion of the Digital Mobile Network.

         COST OF EQUIPMENT REVENUES.

         The cost of the subscriber handsets and accessories sold during the six-month period ended June 30, 1999 were $4.8 million. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the loss on equipment was $3.0 million for the same six-month period ended June 30, 1999. We expect to continue to employ these discounts and promotions, because we believe that the use of such promotions will result in increased revenue as the number of our subscribers grows. For the same period ended June 30, 1998 our upstate New York and Hawaii markets were not launched for service, thus no subscriber handsets and accessories were sold.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, treasury and accounting functions. While we have directly hired key personnel in such areas, the six-month period has been a transition period which Nextel has made certain accounting, payroll, customer care, purchasing, human resources and billing functions available to us. In return for these services during the transition period, we pay monthly fees based on Nextel's cost of providing them. For the six-month period ended June 30, 1999 we paid Nextel $541,000 for transition services.

         For the six-month period ended June 30, 1999, our selling, general and administrative expenses were $12.4 million. These expenses were incurred primarily from the upstate New York and Hawaii markets, which launched commercial service during third quarter of 1998, and administrative costs relating to hiring and setting up functional departments and offices. Selling, general and administrative expenses for the six-month period ended June 30, 1998 were $2.3 million. These costs related primarily to the pre-launch activities for the upstate New York and Hawaii markets and administrative start-up costs for Nextel Partners.

         DEFERRED COMPENSATION EXPENSE

         We recorded deferred compensation expense associated with our restricted stock purchase plan of $1.0 million, for the six-month period ended June 30, 1999. This plan was issued on July 8, 1998; thus no deferred compensation expense was recorded for the six-month period. The plan is considered compensatory and we account for its deferred compensation expenses on a basis similar to that used for stock appreciation rights.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $5.5 million for the six-month period ended June 30, 1999. Compared to the same period in 1998, this was an increase of $4.9 million. The increase relates primarily to launching the Hawaii and upstate New York markets and starting the amortization of our FCC licensed radio spectrum and depreciation on our wireless fixed asset network.

         NET LOSS

         For the six-month period ended June 30, 1999 we reported a net loss of approximately $36.9 million. Compared to the same period for 1998, the loss increased $33.4 million from $3.5 million for the six-month period. Increased expenses in all categories of expense occurred as we began ramping up our operations in anticipation of additional markets becoming operational, as well as the increase in costs associated with the Hawaii and upstate New York markets, which became operational in the second half of 1998. We anticipate reporting net losses for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs arise from the capital requirements necessary to complete the initial build-out of our portion of the Digital Mobile Network. Currently, we estimate that capital requirements to build our initial systems in our portion of the Digital Mobile Network, including operating losses and working capital for the period from inception through the end of 2003, when we expect to achieve positive Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") as adjusted for a full fiscal year, will total approximately $989.4 million, including the in-kind contributions by Nextel and Motorola in exchange for equity interests in Nextel Partners. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering and cell site construction. We estimate capital expenditures for 1999 will total approximately $180.0 million. This estimate excludes approximately $116.0 million of reimbursements paid to Nextel on January 29, 1999.

         The capital expenditure reimbursement paid to Nextel in January 1999 was for purchases of existing network equipment and capitalized expenses incurred by Nextel on our behalf in certain markets including upstate New York and Hawaii. Actual amounts of capital required to complete our portion of the initial build-out may vary materially from these estimates. For the six- month period ended June 30, 1999, our capital expenditures were approximately $27.1 million (including $7.7 million from the Motorola vendor credit), spent primarily to begin the build-out of the Digital Mobile Network in the upstate New York, Hawaii, Pennsylvania, Kentucky and Texas markets. The capital expenditures for the six-month period ended June 30, 1999 was $53.4 million less than the same period for 1998 due to the construction for the initial launch of the update New York and Hawaii markets.

         EQUIPMENT AND OPERATING AGREEMENTS

         In connection with our build-out, we have entered into agreements with Motorola to purchase necessary infrastructure equipment and other related software and services to implement the Motorola technology we use as well as subscriber handset units and other accessories. In addition, in connection with the capitalization transactions, Motorola contributed to us an $18.4 million credit against future purchases in exchange for shares of our preferred stock. As of June 30, 1999, we used approximately $7.7 million of the credit from Motorola and expect to use the remainder of the credit by the end of the year.

         SOURCES OF FUNDS

         Our primary sources of funding are the proceeds from the cash equity contributions and commitments, the offering of the old notes and the credit facility, which we received on January 29, 1999. Concurrently, we also received:

         (1) the contribution by Nextel of FCC licenses to Nextel WIP License Corp., and the grant of the right to use these licenses and Nextel's agreement to transfer the stock of Nextel WIP License Corp. to us, all in exchange for our redeemable preferred stock and convertible preferred stock, and

         (2) the contribution by Motorola of an $18.4 million credit to use against our future purchases of Motorola manufactured infrastructure equipment in exchange for our convertible preferred stock.

         The cash equity contributions consist of irrevocable commitments of an aggregate of $156.4 million of cash in exchange for equity in the form of convertible preferred stock. Our cash equity investors contributed $52.1 million on January 29, 1999, with an additional $52.1 million to be funded no later than December 31, 1999 and the remaining $52.1 million to be funded no later than December 31, 2000.

         Nextel Partners Operating Corp., our wholly owned subsidiary, has entered into a $275.0 million credit facility which provides for a $100.0 million, eight-year revolving credit facility and a $175.0 million, nine-year term loan facility. On January 29, 1999, it borrowed the $175.0 million term loan under the credit facility. We are exposed to changes in interest rates under the term loan facility. For every 1/8% change in the underlying interest rate associated with the term loan, annual interest expense changes by approximately $220,000. Borrowings under the credit facility are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock, including the stock of Nextel WIP License Corp. following approval by the FCC. The credit facility contains customary financial and other covenants for the wireless industry. Our subsidiary established a cash collateral account in which it maintains a balance equal to the amount of any borrowings until we receive FCC approval. Failure to obtain such approval by January 29, 2000 constitutes an event of default under the credit facility. In addition, the credit facility contains covenants requiring us to maintain certain defined financial ratios and meet operational targets including service revenues, subscriber units and network coverage. As of June 30, 1999 we were in compliance with all covenants associated with our credit facility.

         We believe the net proceeds from the offering of the notes, together with the equity investments and borrowings under the credit facility, provide us with funds sufficient to complete our build-out and for working capital necessary to cover our debt service requirements and operating losses, through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year. Although we estimate that we will have sufficient funds through 2003, we cannot assure you that additional funding will not be necessary. We could need additional financing in order to complete our portion of the Digital Mobile Network or if we elect to build out optional territories, which might be expensive or impossible to obtain.

YEAR 2000 DATE CONVERSION

         We are in the process of evaluating and addressing Year 2000 compliance of our computer systems. Such Year 2000 compliance efforts are designed to identify, address and resolve issues that may be created by computer programs being written using two digits rather than four to define the applicable year. Any of our computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         As of the end of this quarter we have acquired a significant amount of hardware. This hardware has been purchased principally from Dell Corporation, Hewlett-Packard, and Cisco and is warranted to be Y2K complaint. We have also engaged in application development, principally in Oracle database and Microsoft SQL server environments, both of which are warranted to be Y2K compliant.

         In general, we will be implementing enterprise architecture similar to Nextel Communications and will use the same vendors for these applications as Nextel Communications. As new enterprise applications are installed we will amend the readiness disclosure from the respective vendor or Nextel Communications. To the extent we implement our own computer systems and software, we will endeavor to ensure that such systems and software are Year 2000 compliant by the end of the third quarter of 1999. This process will involve assessing overall Year 2000 risk and modifying or replacing certain hardware and software maintained by us, as well as communicating with external service providers to ensure that they are taking the appropriate action to remedy certain Year 2000 compliance issues of their own.

         However, our ability to reach our Year 2000 compliance goal is, and will continue to be, dependent on the parallel efforts of certain third party vendors, suppliers and business partners. In particular, we rely on services and products offered by Motorola for our system infrastructure equipment and subscriber handset units, and Nextel, and third-party providers of services and products to Nextel, for sales, distribution and back office support services and information systems, including customer activation, billing and customer care. We are in the process of requesting from these third parties detailed action plans and timetables for achieving Year 2000 compliance.

         Since we are in the process of gathering information to determine the Year 2000 compliance of Motorola, Nextel and relevant third parties, we have not fully assessed the impact on our information systems of such third parties' non-compliance. Any failure by Motorola or Nextel to become Year 2000 compliant may have a material adverse effect on our ability to become Year 2000 compliant if such failure were to adversely impact the ability of either party to provide products or services that it is obligated to provide to us or products or services that are critical to our operations. To the extent we are not in a position to validate or certify that technology provided by third parties, including Motorola, is Year 2000 compliant, we will seek assurances from such third parties that their systems are or will be Year 2000 compliant no later than the end of third quarter, 1999. We cannot assure you that the costs of modifying, upgrading or replacing our information systems and equipment will not have a material adverse effect on our ability to complete our portion of the Digital Mobile Network on schedule, to conduct our operations or to implement our business plans as currently contemplated.

         Moreover we cannot independently assess the impact of Year 2000 risks, issues and compliance activities and programs involving operators of public telephone networks or other service providers, such as electric utilities. We therefore must rely on these operators' estimates of their own Year 2000 risks, issues and the status of their related compliance activities and programs in our own risk assessment process. Because our systems are interconnected with public telephone networks and are dependent upon the systems of other service providers, the failure of these third parties to address their own Year 2000 risks and the disruption of operations in their computer programs may result in material adverse effect on our operations, including:

         -        the inability of subscribers to make or receive phone calls;
         - the inability of sites, switches and other interfaces to accurately record call details of subscriber phone calls; and
         - the inability of billing system to accurately report and bill subscribers for phone usage.

         Following the installation of enterprise applications and assessment of their Year 2000 readiness, we will evaluate and create alternative plans designed to address various potential business interruptions that may occur as a result of non-readiness. Also, since our vendors will provide the business contingency plans, we will assess the development of appropriate alternative solutions presented by any relevant vendors to determine their effectiveness and likely impact on our Year 2000 readiness risk.

         We believe that the costs of modifying, upgrading or replacing our systems and equipment will not have a material effect on our liquidity, financial condition or results of operations. We currently estimate that our expenditures in connection with our Year 2000 compliance efforts will not exceed $2 million. To date, we have not deferred any specific projects, goals or objectives relating to our operations as a result of our efforts.

RISK FACTORS

WE NEED TO BUILD SUBSTANTIAL NETWORK FACILITIES AND DEVELOP A CUSTOMER BASE BEFORE WE CAN GENERATE EARNINGS TO SERVICE OUR DEBT

         Nextel Partners had no operating history until January 29, 1999, and the networks we acquired on that date only had a few months of operating history. We expect to spend significant amounts for site acquisition, construction, testing and deployment before our commencement of full-scale commercial operations. If we fail to complete the commercial launch of our portion of the Digital Mobile Network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash from operations to repay or refinance our outstanding notes and our other debt.

OUR SUBSIDIARIES MAY NOT BE IN A POSITION TO PAY US THE CASH WE NEED TO OPERATE OUR BUSINESS

         We are a holding company and conduct our business principally through operating subsidiaries. Accordingly, we depend on payments from our subsidiaries to provide the cash necessary to make the payments on the notes. Our subsidiaries may not generate earnings sufficient to enable us to operate our business and meet our payment obligations.

         Our principal operating subsidiary is the primary obligor on a $275.0 million credit facility that is structurally senior to the notes, secured by the operating assets and a pledge of the stock of our subsidiaries, and contains covenants that restrict dividends and other payments to us by our subsidiaries. Future debt agreements of our subsidiaries likely will also impose significant restrictions on the ability of our subsidiaries to pay dividends or make other payments to us that would be necessary to make interest payments on our notes or to repay the notes at maturity.

OUR EXISTING DEBT INCLUDE RESTRICTIVE AND FINANCIAL COVENANTS WHICH WE MAY NOT BE ABLE TO MEET IN THE FUTURE

         The indenture relating to the notes and the credit facility contain certain covenants that, among other things, restrict our subsidiaries' ability to:

         -        incur additional debt;
         - pay dividends or distributions on, or redeem or repurchase, capital stock;
         -        create liens on assets;
         -        make investments, loans or advances;
         -        issue or sell capital stock of certain of our subsidiaries;
         -        enter into transactions with affiliates;
         -        enter into sale and leaseback transactions;
         -        enter into a merger, consolidation or sale of assets; or
         -        engage in any other business other than telecommunications.

         In addition, the credit facility imposes financial covenants which require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, minimum service revenues, minimum subscriber units and covered populations, minimum EBITDA as adjusted requirements and minimum fixed charge coverage ratios. If the financial covenants are not met, the lenders under the credit facility will be entitled to declare such indebtedness immediately due and payable.

         We cannot assure you that our subsidiaries or we will be able to meet these requirements or satisfy these covenants in the future, which could harm our business.

WE MAY BE UNABLE TO REFINANCE OUR DEBT WHEN PAYMENTS ON THE NOTES BEGIN

         To prevent default under our outstanding notes, we might need additional financing or refinancing. Our failure to pay cash interest on the notes as required would result in defaults under our other debt agreements, including our principal operating subsidiary's credit facility. We cannot assure you that we will be able to effect such a financing transaction on acceptable terms, if at all.

DIFFICULTIES IN CONSTRUCTING AND OPERATING OUR PORTION OF THE DIGITAL MOBILE NETWORK COULD INCREASE ITS ESTIMATED COSTS AND DELAY ITS SCHEDULED COMPLETION, THEREBY ADVERSELY AFFECTING OUR ABILITY TO GENERATE REVENUE

         The development and operation of our portion of the Digital Mobile Network involves a high degree of risk. Before we are in a position to commence operations in our unbuilt markets, we will need to:

         - select and acquire appropriate sites for our transmission equipment, commonly called cell sites;
         - purchase and install low-power transmitters, receivers and control equipment, which are collectively referred to as the base radio;
         -        build out the physical infrastructure; and
         -        test the network.

         Our ability to successfully perform these necessary steps may be hindered by, among other things, any failure:

         - to lease or obtain rights to sites for the location of our base radio equipment;
         - to obtain necessary zoning and other local approvals with respect to the placement, construction and modification of our facilities;
         - to acquire additional necessary radio frequencies from third parties or to exchange radio frequency licenses with Nextel;
         - to commence and complete the construction of sites for our equipment in a timely and satisfactory manner; and
         - to obtain necessary approvals, licenses and permits from federal, state and local agencies, including land use regulatory approvals and approvals from the Federal Aviation Administration with respect to the transmission towers that we will be using.

         In addition, we may experience cost overruns and delays not within our control caused by acts of governmental entities, design changes, material and equipment shortages, delays in delivery and catastrophic occurrences. Any failure to construct our portion of the Digital Mobile Network on a timely basis may affect our ability to provide services in our markets on a schedule consistent with our current business plan, and any significant delays could have a material adverse effect on our business.

WE COULD NEED ADDITIONAL FINANCING IN ORDER TO COMPLETE OUR PORTION OF THE DIGITAL MOBILE NETWORK, WHICH MIGHT BE EXPENSIVE OR IMPOSSIBLE TO OBTAIN

         If we encounter unanticipated construction cost overruns or incur additional costs beyond those currently reflected in our business plan, we would require additional financing that may not be permitted by the financial covenants in our debt agreements. If that financing is unavailable, we could have inadequate cash flow to operate our business and service our debt.

         Such failure could also result in the delay or abandonment of some or all of our acquisition, development and expansion plans and expenditures and thereby adversely affect our business.

Our network must have sufficient capacity to support our anticipated customer growth

         Our business plan depends on the proper and timely construction of our portion of the Digital Mobile Network with adequate capacity to accommodate anticipated new customers and the related increase in usage of our network. This plan relies on:

         - the availability of a sufficient quantity of sites for our transmission equipment;
         - the availability and quality of the infrastructure equipment necessary to operate our network;
         - the availability of subscriber units used by our customers to receive our services; and
         - the ability to add capacity to serve additional customers as they are added to the network.

         We cannot assure you that we will not experience delays in the availability of, or unanticipated difficulties in obtaining, these items, which may adversely affect our ability to attract customers.

WE MUST DEVELOP EFFECTIVE BUSINESS PRACTICES AND PROCEDURES TO MAINTAIN CUSTOMER SATISFACTION

         Critical to our business plan is our success in attracting and retaining large numbers of customers to our portion of the Digital Mobile Network to generate revenue.

         In order to do so, we must develop effective procedures for customer activation, customer service, billing and other support services. Even if our system is functional on a technical level, we could lose customers if they are displeased with the quality of our customer service operations.

OUR BUSINESS STRATEGY DEPENDS ON THE SUCCESSFUL AND CONTINUED INTEGRATION OF OUR PORTION OF THE DIGITAL MOBILE NETWORK WITH NEXTEL'S PORTION

         Pursuant to operating agreements, Nextel provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches, devices that direct calls to their destinations. These services are critical to the successful integration of our network with Nextel's as well as to the overall success of our business.

         Our business plan depends on our ability to implement an integrated customer service, network management and billing system with Nextel's systems that allows our network to operate with Nextel's network to provide our and Nextel's customers with "seamless" service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these information systems on schedule may have an adverse effect on our ability to achieve the revenues contemplated by the plan.

WE MUST COMPLETE OUR PORTION OF THE DIGITAL MOBILE NETWORK BY SET DEADLINES OR OTHERWISE RISK LOSING NEXTEL'S SUPPORT

         Our agreements with Nextel require us to construct our portion of the Digital Mobile Network to specific standards and by set deadlines. Our failure to do so may constitute a material default under the operating agreements that would give Nextel the right to terminate these agreements. The non-renewal or termination of the operating agreements would adversely affect our financial condition and eliminate our ability to carry out our current business plan and strategy.

WE MAY BE REQUIRED TO IMPLEMENT MATERIAL CHANGES ADOPTED BY NEXTEL, WHICH MAY NOT BE BENEFICIAL TO OUR BUSINESS

         If Nextel adopts material changes to its operations, including the adoption of new technologies, the operating agreements give Nextel the right to require similar changes to our operations. Even if the change is beneficial to Nextel, the effect on our business may differ due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business.

NEXTEL MAY EXPERIENCE BUSINESS PROBLEMS WHICH COULD ADVERSELY AFFECT OUR
BUSINESS

         Our business plan depends on Nextel completing its portion of the Digital Mobile Network on schedule. If Nextel encounters financial problems or operating difficulties relating to its portion of the Digital Mobile Network, our affiliation and dependence on Nextel may adversely affect our business, including the quality of our services and the ability of our customers to roam in the entire network.

WE ARE ENTIRELY DEPENDENT ON MOTOROLA FOR TELECOMMUNICATIONS EQUIPMENT NECESSARY FOR THE OPERATION OF OUR BUSINESS

         Motorola, Inc. is our sole-source supplier of transmitters used in our network and handset equipment used by our customers and we rely on Motorola to manufacture a substantial portion of the equipment necessary to construct our portion of the Digital Mobile Network. We expect that for the foreseeable future, Motorola and competing manufacturers who are licensed by Motorola will be the only manufacturers of this equipment. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, our business would be adversely affected.

THE TRANSMISSION TECHNOLOGY USED IN THE DIGITAL MOBILE NETWORK IS DIFFERENT FROM THAT USED BY MOST OTHER WIRELESS CARRIERS, AND, AS A RESULT, WE MIGHT NOT BE ABLE TO KEEP PACE WITH INDUSTRY STANDARDS IF MORE WIDELY USED TECHNOLOGIES ADVANCE

         The Digital Mobile Network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular only when Motorola developed a proprietary technology it calls "iDEN(Trademark)". We and Nextel are currently the only major wireless service providers utilizing iDEN technology in the United States, and iDEN phones are not currently designed to roam onto other wireless networks.

         Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service, and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we will be less able to compete effectively and could lose customers to our competitors.

OUR ABILITY TO CHANGE TECHNOLOGY IS LIMITED BY THE TECHNOLOGICAL REQUIREMENTS OF OUR FRAGMENTED RADIO SPECTRUM AND OUR AGREEMENTS WITH NEXTEL

         The iDEN technology is currently the only wireless industry technology in general use on the spectrum we control. Our agreements with Nextel require us to use the iDEN technology in the deployment of our system and prevent us from adopting any new communications technology without Nextel's consent. Therefore, even if we wished to change our technology for competitive reasons, our options to do so might be limited by the unavailability of alternative technologies, or by Nextel's decision not to consent.

CERTAIN SIGNIFICANT SHAREHOLDERS REPRESENTED ON OUR BOARD OF DIRECTORS MAY HAVE INTERESTS THAT CONFLICT WITH OURS AND YOURS

         Nextel, DLJ Merchant Banking Partners II and Eagle River Investments have the right to designate members to our board of directors. We cannot be certain that any conflicts that arise between our interests and those of these shareholders will always be resolved in our favor.

         Pursuant to a shareholders' agreement and the joint venture agreement, the approval of the director selected by Nextel is required in order for us to:

         -        dispose of all or substantially all of our assets,
         -        broaden the scope of our business, or
         -        make a material change in our technology.

         The approval of a director selected by DLJ Merchant Banking is currently required for significant matters, including:

         - the determination of compensation and benefits of senior management,
         - modifications of our long-term business strategy or scope of business, or
         -        material modifications of any material customer relationships.

         These approvals relate to significant transactions and such decisions by the director could involve a conflict between our interests and those of the shareholder appointing the director, which may not be resolved in our favor.

         In addition, Nextel has preemptive rights relating to any public offering of our capital stock by us or DLJ Merchant Banking. Moreover, under certain circumstances, Nextel has the ability, and our shareholders have the ability to cause Nextel, to purchase all of our outstanding capital stock.

         Eagle River, which is owned and controlled by Craig O. McCaw, has interests in a number of other telecommunications companies and ventures, including significant investments in Nextel, NEXTLINK Communications, which provides telephone and other telecommunications services to businesses, and Teledesic Corporation, which is building a satellite constellation to provide data services worldwide. NEXTLINK and Teledesic are not currently our competitors but could be in the future. We do not have a noncompetition agreement with Eagle River, and thus these investments and future investments by Eagle River may create a conflict of interest.

WE FACE COMPETITION FROM OTHER WIRELESS SERVICE PROVIDERS AND OTHER COMMUNICATIONS TECHNOLOGIES, PUTTING DOWNWARD PRESSURE ON PRICES

         We compete for market share and customers with current or potential cellular and digital wireless communications service providers, including AT&T Wireless Services, Sprint PCS, Bell Atlantic, BellSouth, Southwestern Bell, PrimeCo Personal Communications and Airtouch. Many of our competitors have financial resources, subscriber bases and name recognition greater than ours. Our competitors may offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that we could offer and may offer services to customers at prices that are below prices that we are able or willing to offer. Such competition may cause downward pressures on prices, which may adversely affect our profits.

         In the future, wireless services may also compete more directly with traditional telephone service providers who offer services over wire lines and with cable operators who may expand their services by offering traditional telecommunications services over their cable systems. In addition, we expect to compete with other communications technologies, such as paging and global satellite networks. Moreover, we may face competition from technologies that may be introduced in the future. All such competition is expected to be intense. We cannot assure you that we will be able to attract enough customers either to compete successfully or implement our business plan in this environment.

REGULATORY AUTHORITIES EXERCISE CONSIDERABLE POWER OVER OUR OPERATIONS, WHICH COULD BE EXERCISED AGAINST OUR INTERESTS AND IMPOSE ADDITIONAL UNANTICIPATED COSTS

         The FCC and relevant state telecommunications authorities regulate our business to a substantial degree. The regulation of the wireless telecommunications industry is subject to constant change. New rules and regulations may be adopted pursuant to the Communications Act of 1934, as amended by Telecommunications Act of 1996. The Telecommunications Act provided for significant deregulation of the U.S. telecommunications industry and such legislation remains subject to judicial review and additional FCC rulemaking. As a result, we cannot predict the effect that the legislation and any FCC rulemaking may have on our future operations. We must comply with all applicable regulations to conduct our business. Modifications of our business plans or operations to comply with changing regulations or certain action taken by regulatory authorities might increase our costs of providing service and adversely affect our financial condition.

         The FCC has the right to revoke licenses at any time for cause, including failure to comply with the terms of the licenses, failure to continue to qualify for the licenses, malfeasance or other misconduct. In addition, at the end of a ten-year term, we will have to apply to the FCC for renewal of some of our licenses to provide our core services, which combine wireless telephone service with dispatch and paging features. We cannot assure you that these licenses will be renewed.

THE COMPLETION OF OUR PORTION OF THE DIGITAL MOBILE NETWORK DEPENDS ON APPROVAL BY THE FCC OF THE TRANSFER OF LICENSES TO US FROM NEXTEL

         As an equity contribution to us, Nextel has contributed certain licenses for use in the operation of our markets to a wholly owned subsidiary, whose shares will be transferred to us following approval by the FCC. Pending FCC approval, we have the right to use the frequencies covered by these licenses under a management agreement. However, failure to obtain FCC approval by January 29, 2000 constitutes an event of default under the credit facility and any indebtedness outstanding under the credit facility may be accelerated. We cannot assure you that the FCC will grant approval of the transfer of control of these licenses.

WE MAY FACE ADDITIONAL COST AND OTHER ADVERSE EFFECTS DUE TO YEAR 2000 ISSUES

         Many computer systems and software programs may not function properly in the year 2000 and beyond because of a once common programming standard, which used two digits instead of four digits to signify a year. These computer systems and software programs read the year "1999" as "99" and not "1999." Because of this, the year 2000 may appear as the year 1900, which could result in system failures or disruptions. This problem is often referred to as the "Year 2000" issue.

         If we are unable to fix a material Year 2000 problem, we could experience an interruption or failure of our business operations. Likewise, if parties upon which we depend for products or service, especially Motorola, Nextel or the operators of public telephone networks in markets where we operate, are unable to fix a material Year 2000 problem, a resulting interruption or failure of their ability to provide products or services could hurt us.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risks arising from changes in interest rates. Our primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to borrowings by our subsidiary under its credit facility. As of June 30, 1999, our subsidiary had $175 million outstanding under its credit facility. In April 1999, we entered into an interest rate swap agreement for approximately one-third of these borrowings to partially hedge our interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from an instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $1.2 million.

         We do not use financial instruments for trading or other speculative purposes.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS No. 137, issued August 1999, postpones for one year our mandatory effective date for SFAS No. 133 to January 1, 2001. We are still evaluating the effects of the change in our financial position or results of operations for SFAS No. 133.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         From time to time we are subject to legal proceedings that arise in the ordinary course of business. We do not believe that these actions, when finally concluded, will have a material adverse effect on our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         USE OF PROCEEDS

         The Company did not receive any cash proceeds from the issuance of the new notes as described in our Form S-4 Registration Statement (No. 333-78459). Instead, the Company will receive in exchange for the new notes, old notes in like principal amount. The old notes surrendered in exchange for the new notes were retired and canceled and cannot be reissued. Accordingly, the issuance of the new notes did not result in any change in the indebtedness of the Company.

         The net proceeds from the offering of the old notes, the cash equity contributions, the capital contributions by Nextel and Motorola and the borrowings under the credit facility which we received on January 29, 1999, the closing date of the capitalization transactions, are being used to complete our portion of the Digital Mobile Network and to fund operating losses and working capital through 2003, when we expect to achieve positive operating cash flow for that full fiscal year.

         The following table shows the sources and anticipated uses of the proceeds from the capitalization transactions through 2003:

                SOURCES AND ANTICIPATED USES OF FUNDS AND ASSETS
                                 (IN MILLIONS)

                          SOURCES:                                                    USES:
       Gross proceeds of the offering of old notes     $406.4      Nextel capital expenditure reimbursement      $115.8
                                                                   Nextel and Eagle River operating loss           17.6
       Revolving borrowings under credit facility(1)    100.0      reimbursement
       Term borrowings under credit                                Capital expenditures                           486.5
       Facility(1)                                      175.0
       Cash equity contributed                           52.1      Operating losses                                71.9
                                                                   Transaction expenses, net cash interest and     97.8
       Committed cash equity(2)                         104.3      working capital
       Motorola contribution                             18.4      FCC licenses                                   133.2
       Nextel contribution                              133.2      Excess cash                                     66.6
                                                       ------                                                    ------

       Total sources                                   $989.4      Total uses                                    $989.4
                                                       ======                                                    ======


(1) Nextel Partners' principal operating subsidiary entered into a $275.0 million credit facility of which $100.0 million is a reducing revolving credit facility and $175.0 million is a term loan facility. The term loan was drawn down on January 29, 1999. See Note 4 to Notes to Condensed Consolidated Financial Statements.
(2) Of the $104.3 million of committed cash equity, the subscription and contribution agreement provides that $52.1 million will be funded no later than December 31, 1999 and the remainder will be funded no later than December 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K - None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                  NEXTEL PARTNERS, INC.

Date:    September 13, 1999            By:  /s/  John D. Thompson
                                           ----------------------
                                       John D. Thompson
                                       Chief Financial Officer and Treasurer