Form 10-Q
period 1999-09-30
NEXTEL PARTNERS INC
filed 1999-11-15
CIK 1085707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
  [ X ] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

  [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO            .
                                           ---------    -----------

                        COMMISSION FILE NUMBER 333-78459

                              NEXTEL PARTNERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)



            DELAWARE                                     91-1930918

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X  NO     .
                                             ---    ---

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX


PART I     FINANCIAL INFORMATION                                                                            PAGE NO.
           Item 1.  Financial Statements
                    Condensed Consolidated Balance Sheets
                           As of September 30, 1999 (unaudited) and December 31, 1998                           3
                    Condensed Consolidated Statements of Operations
                           Three and nine months ended September 30, 1999 and 1998 (unaudited)                  4
                    Condensed Consolidated Statement of Changes in Stockholders' Equity
                           Nine months ended September 30, 1999 (unaudited)                                     5
                    Condensed Consolidated Statements of Cash Flows
                           Nine months ended September 30, 1999 and 1998 (unaudited)                            6
                    Notes to Condensed Consolidated Financial Statements                                        7

           Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      13

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                 24


PART II    OTHER INFORMATION

           Item 1.  Legal Proceedings                                                                          25

           Item 2.  Changes in Securities and Use of Proceeds                                                  25

           Item 6.  Exhibits and Reports on Form 8-K                                                           26

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                                             1999                   1998
                                                                                     ---------------------- -------------------
                                         ASSETS                                           (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                         $            214,173    $              16
    Short-term investments                                                                         193,173                    -
    Accounts receivable, net of allowance $839 and $254, respectively                                5,013                1,546
    Subscriber equipment inventory                                                                   1,439                1,353
    Other current assets                                                                             4,410                  325
    Restricted cash                                                                                175,000                    -
                                                                                     ---------------------  -------------------
Total current assets                                                                               593,208                3,240
                                                                                     ---------------------  -------------------

PROPERTY, PLANT AND EQUIPMENT, net                                                                 167,647              107,948

OTHER NON-CURRENT ASSETS:
    FCC operating licenses, net                                                                    148,600              133,180
    Debt issuance costs and other assets                                                            22,979                3,298
    Receivable from officer                                                                          2,200                    -
                                                                                     ---------------------  -------------------
Total non-current assets                                                                           173,779              136,478
                                                                                     ---------------------  -------------------

TOTAL ASSETS                                                                          $            934,634    $         247,666
                                                                                     =====================  ===================


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                  $              8,045    $           1,043
    Accrued expenses                                                                                14,678                4,554
    Due to Nextel                                                                                    2,746                3,398
                                                                                     ---------------------  -------------------
Total current liabilities                                                                           25,469                8,995
                                                                                     ---------------------  -------------------

LONG-TERM DEBT
    Credit facility - term B and C                                                                 325,000                    -
    14% Senior discount notes, due 2009                                                            445,308                    -
                                                                                     ---------------------  -------------------
    Total long-term debt                                                                           770,308                    -
                                                                                     ---------------------  -------------------
Total liabilities                                                                                  795,777                8,995
                                                                                     ---------------------  -------------------

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY
    Preferred stock, Series A convertible, par value $.001 per share,                                   21                    -
      20,972,441 shares issued and outstanding
    Preferred stock, Series B redeemable or convertible to                                               2                    -
      Series C preferred stock 2010, par value $.001 per share, 12% cumulative annual dividend; 2,185,000 shares issued and
      outstanding
    Preferred stock, Series C convertible, par value $.001 per share,                                   11                    -
      10,778,771 shares issued and outstanding
    Preferred stock, Series D convertible, par value at $.001 per share,                                 2                    -
      2,185,000 shares issued and outstanding
    Common stock, Class A, par value $.001 per share, 1,598,888 and 1,588,888 shares,                7,474                1,604
      respectively, issued and outstanding, and paid-in capital
    Warrants outstanding                                                                             3,847                    -
    Common stock, Class B, par value $.001 per share convertible                                         -                    -
    Other paid-in capital                                                                          357,077              260,761
    Accumulated deficit                                                                            (81,656)             (22,553)
    Subscriptions receivable from stockholders                                                    (142,489)                   -
    Deferred compensation                                                                           (5,432)              (1,141)

                                                                                     ---------------------  -------------------
Total stockholders' equity                                                                         138,857              238,671
                                                                                     ---------------------  -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $            934,634    $         247,666
                                                                                     =====================  ===================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                       UNAUDITED                                      UNAUDITED
                                                FOR THE THREE MONTHS ENDED                     FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                                  SEPTEMBER 30,
                                         -----------------------------------------    --------------------------------------------
                                               1999                    1998                  1999                      1998
                                         -----------------       -----------------    --------------------       -----------------
REVENUES:
  Service revenues                         $        8,327          $        1,064       $          17,617          $        1,501
  Equipment revenues                                1,133                     632                   2,977                     632
                                         ----------------        ----------------     -------------------        ----------------
      Total revenues                                9,460                   1,696                  20,594                   2,133
                                         ----------------        ----------------     -------------------        ----------------

OPERATING EXPENSES:
  Cost of service revenues                          4,716                   2,394                  11,786                   3,461
  Cost of equipment revenues                        2,626                   1,149                   7,424                   1,149
  Selling, general and administrative              10,160                   5,083                  22,591                   7,342
  Stock based compensation                            548                       -                   1,579                       -
  Depreciation and amortization                     2,624                   1,234                   8,162                   1,860
                                         ----------------        ----------------     -------------------        ----------------
     Total operating expenses                      20,674                   9,860                  51,542                  13,812
                                         ----------------        ----------------     -------------------        ----------------

LOSS FROM OPERATIONS                              (11,214)                 (8,164)                (30,948)                (11,679)

  Interest expense, net                           (17,535)                      -                 (44,571)                      -
  Interest income                                   6,528                       -                  16,416                       -
                                         ----------------        ----------------     -------------------        ----------------

LOSS BEFORE INCOME TAX PROVISION                  (22,221)                 (8,164)                (59,103)                (11,679)
  Income tax provision                                  -                       -                       -                       -

                                         ----------------        ----------------     -------------------        ----------------
  Net loss                                 $      (22,221)         $       (8,164)      $         (59,103)         $      (11,679)
                                         ================        ================     ===================        ================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
       Condensed Consolidated Statement of Changes in Stockholders' Equity
                             (dollars in thousands)

                                                                                                  CLASS A
                                                                                              COMMON STOCK AND
                                                            PREFERRED STOCK                    PAID-IN CAPITAL
                                                   ---------------------------------- ---------------------------------
                                                        SHARES            AMOUNT           SHARES           AMOUNT
                                                   ----------------- ---------------- ----------------- ----------------
 BALANCE
   December 31, 1998                                            -      $         -           1,588,888    $      1,604
   Issuance of  common stock                                                                    10,000    $         61
   Issuance of Series A preferred stock                  20,972,441               21               -               -
   Issuance of warrants                                         -                -                 -               -
   Subscriptions receivable from stockholders                   -                -                 -               -
   Reclass of other paid-in capital to Preferred
     Series B, C, and D                                         -                -                 -               -
   Issuance of Series B preferred stock                   2,185,000                2               -               -
   Issuance of Series C preferred stock                  10,778,771               11               -               -
   Issuance of Series D preferred stock                   2,185,000                2               -               -
   Return of capital to Nextel                                  -                -                 -               -
   Deferred compensation                                        -                -                 -             5,809
   Vesting of deferred compensation                             -                -                 -               -
   Net loss                                                     -                -                 -               -
   Equity issuance costs                                        -                -                 -               -
   Motorola credit                                              -                -                 -               -
                                                   ----------------- ---------------- ----------------- ---------------

 BALANCE
   September 30, 1999 (unaudited)                        36,121,212    $          36         1,598,888    $      7,474
                                                   ================= ================ ================= ===============

                                                                         OTHER
                                                      WARRANTS          PAID-IN         ACCUMULATED         SUBSCRIPTIONS
                                                     OUTSTANDING        CAPITAL           DEFICIT            RECEIVABLE
                                                   ----------------  --------------  ------------------  --------------------
 BALANCE
   December 31, 1998                                $          -       $    260,761    $       (22,553)    $            -
   Issuance of  common stock
   Issuance of Series A preferred stock                        -            208,142                -                    -
   Issuance of warrants                                      3,847              -                  -                    -
   Subscriptions receivable from stockholders                  -                -                  -               (157,203)
   Reclass of other paid-in capital to Preferred
     Series B, C, and D                                        -           (133,180)               -                    -
   Issuance of Series B preferred stock                        -             21,848                -                    -
   Issuance of Series C preferred stock                        -            110,731                -                    -
   Issuance of Series D preferred stock                        -             22,264                -                    -
   Return of capital to Nextel                                 -           (130,900)               -                    -
   Deferred compensation                                       -                -                  -                    -
   Vesting of deferred compensation                            -                -                  -                    -
   Net loss                                                    -                -              (59,103)                 -
   Equity issuance costs                                       -             (2,589)               -                    -
   Motorola credit                                             -                -                  -                 14,714
                                                   ----------------  --------------  -----------------   ------------------

 BALANCE
   September 30, 1999 (unaudited)                   $        3,847     $    357,077    $       (81,656)    $       (142,489)
                                                   ================  ==============  =================   ==================

                                                         DEFERRED
                                                       COMPENSATION            TOTALS
                                                   -------------------- --------------------
 BALANCE
   December 31, 1998                                   $        (1,141)   $         238,671
   Issuance of  common stock                                       (61)                 -
   Issuance of Series A preferred stock                            -                208,163
   Issuance of warrants                                            -                  3,847
   Subscriptions receivable from stockholders                      -               (157,203)
   Reclass of other paid-in capital to Preferred
     Series B, C, and D                                            -               (133,180)
   Issuance of Series B preferred stock                            -                 21,850
   Issuance of Series C preferred stock                            -                110,742
   Issuance of Series D preferred stock                            -                 22,266
   Return of capital to Nextel                                     -               (130,900)
   Deferred compensation                                        (5,809)                 -
   Vesting of deferred compensation                              1,579                1,579
   Net loss                                                        -                (59,103)
   Equity issuance costs                                           -                 (2,589)
   Motorola credit                                                                   14,714
                                                   -------------------  -------------------

 BALANCE
   September 30, 1999 (unaudited)                      $        (5,432)   $         138,857
                                                   ===================  ===================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                          UNAUDITED
                                                                                  FOR THE NINE-MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                        ----------------------------------------------
                                                                               1999                      1998
                                                                        --------------------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $          (59,103)       $          (11,679)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities
 Depreciation and amortization                                                        8,162                     1,860
 Amortization of debt issuance costs                                                  1,464                       -
 Interest accretion for senior discount notes                                        38,932                       -
 Deferred compensation                                                                1,579                       -
 Allowance for doubtful accounts                                                        585                       -
 Change in current assets and liabilities:
   Accounts receivable                                                               (4,052)                     (809)
   Subscriber equipment inventory                                                       (86)                   (1,778)
   Other current assets                                                              (4,085)                     (430)
   Accounts payable and accrued expenses                                             20,426                     1,043
   Operating advances from Nextel                                                      (652)                      -
                                                                        -------------------       -------------------
 Net cash provided by (used in) operating activities                                  3,170                   (11,793)
                                                                        -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Loan to officer                                                                     (2,200)                      -
 Capital expenditures                                                               (52,756)                 (101,623)
 FCC licenses                                                                        (6,950)                      -
 Purchase of short-term investments                                                (193,173)                      -
                                                                        -------------------       -------------------
    Net cash used in investing activities                                          (255,079)                 (101,623)
                                                                        -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Equity contributions from Nextel                                                       -                     113,416
 Proceeds from borrowings                                                           731,376                       -
 Restricted cash transfer                                                          (175,000)                      -
 Proceeds from equity contributions                                                  67,596                       -
 Return of capital to Nextel                                                       (130,900)                      -
 Equity costs                                                                        (2,589)                      -
 Debt issuance costs                                                                (24,417)                      -
                                                                        -------------------       -------------------
   Net cash provided by financing activities                                        466,066                   113,416
                                                                        -------------------       -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           214,157                       -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           16                       -
                                                                        -------------------       -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $          214,173        $              -
                                                                        ===================       ===================


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Contribution of FCC licenses from Nextel Communications, Inc.          $            8,884        $          133,380
                                                                        ===================       ===================
  Accrued debt and equity issuance costs                                 $              -          $            3,298
                                                                        ===================       ===================
  Equipment purchased from Motorola's equity contribution credit         $           14,714        $              -
                                                                        ===================       ===================

CASH PAID FOR INTEREST                                                   $            4,758        $              -
                                                                        ===================       ===================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BASIS OF PRESENTATION

The interim financial statements as of and for the three- and nine-month periods ended September 30, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form S-4 Registration Statement filed, May 14, 1999 as amended.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to the fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- FORMATION AND CAPITALIZATION

Formation

Nextel Partners, Inc., which together with its subsidiaries is referred to as "Partners" or the "Company," was formed as a shell corporation on July 8, 1998, solely to facilitate the Capitalization Transactions discussed below. From July 8, 1998 to January 29, 1999, the activities of Partners were solely focused on this objective. These activities were funded by Nextel Communications, Inc. through one of its subsidiaries ("Nextel") and Eagle River Investments LLC ("Eagle River") through intercompany advances amounting to $3.4 million at December 31, 1998, which were repaid by using proceeds from the Capitalization Transactions. The only common stock issuance of the Partners shell entity in 1998 consisted of issuance of restricted stock to key employees of the Partners shell entity as part of its compensation plan and to Eagle River.

Prior to January 29, 1999, Nextel formed and began to operate the digital wireless communication service business in upstate New York and Hawaii described in Note 3, which is referred to as the Nextel Carve-Out. The unincorporated operations of the Nextel Carve-Out constitute the Company's business and were contributed to the Company in the Capitalization Transactions.

Initial Capitalization Transactions

On January 29, 1999, Nextel contributed the Nextel Carve-Out to the Company in exchange for 2,185,000 shares of Series B Preferred Stock, 8,740,000 shares of Series C Preferred Stock, 2,185,000 shares of Series D Preferred Stock and cash of $130.9 million. Simultaneously, the Company sold equity securities in a private placement in the amount of $174.8 million and debt securities in the aggregate principal amount at maturity of $800 million. The equity securities sold consisted of 17,479,971 shares of Series A Preferred Stock (valued at $170.9 million) and warrants to purchase 405,710 shares of Class A Common Stock for an exercise price of $.001 per share (valued at $3.8 million). The equity securities were sold in exchange for cash of $52.1 million, an irrevocable cash equity commitment of $104.3 million to be received over the subsequent two-year period, and a vendor credit from Motorola, Inc. ("Motorola") of $18.4 million towards the purchase of infrastructure equipment. As of September 30, 1999 the Company has used approximately $14.7 million of the vendor credit from Motorola and expects to utilize the remaining amount before the end of 1999.

Some of the principal assets used in the Nextel Carve-Out are Federal Communications Commission ("FCC") licenses. To effect the contribution of the business of the Nextel Carve-Out to the Company, Nextel filed for approval with the FCC to transfer to the Company all the rights to the use of and benefits of these licenses. Pending receipt of FCC approval, the Company has the right to use the frequencies pursuant to a frequency management agreement (the "Frequency Management Agreement") between the Company and a wholly owned subsidiary of Nextel. The Company expects to receive the FCC's approval of the transfer of the FCC licenses in the fourth quarter of 1999. Upon receipt of FCC approval, the Frequency Management Agreement will expire.

Expansion Territory Capitalization Transactions

On September 9, 1999, Nextel Partners Operating Corporation ("OPCO"), a wholly owned subsidiary of Nextel Partners, entered into an Expansion Territory Asset Transfer and Reimbursement Agreement with Nextel to acquire certain assets, properties, rights and interests to be used in connection with the construction and operation of additional territories ("Expansion Territory") for $10.6 million. To accomplish the build-out and operation of the Expansion Territory, the Company issued 888,357 shares of Series C Preferred Stock to Nextel having an aggregate implied value of $8.9 million in exchange for the contribution of certain licenses and an extension of an operating agreement governing the build-out of the Network in the Expansion Territory. The Company also issued Series A and C Preferred Stock for equity contributions of $50 million. The issuance of Series A Preferred Stock consisted of 3,492,470 shares (valued at $37.2 million) and Series C Preferred stock of 1,150,414 shares (valued at $12.8 million). The equity securities were issued in exchange for cash of $15.5 million, an irrevocable cash equity commitment of $30.9 million to be received over the subsequent two-year period, and a vendor credit from Motorola of $3.6 million towards the purchase of infrastructure equipment.

The following summarizes the dollar amount and number of shares issued as part of the Capitalization Transactions on September 9, 1999.

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Equity
                                                                       Shares Issued             Contribution
                                                                       -------------             ------------
Series A Preferred Stock.                                                 3,492,470               $ 37,207,384
Series C Preferred Stock                                                  2,038,771                 21,676,170

Subscription Receivable                                                                            (34,548,019)
-------------------------------------------------------------------------------------------------------------------


Basis of Presentation

In substance, the Capitalization Transactions on January 29, 1999 constituted
(1) the incorporation of the Nextel Carve-Out, (2) the formal assumption by the Nextel Carve-Out of Partners' liabilities, (3) a $130.9 million distribution to Nextel, and (4) sales of Nextel Carve-Out securities to outsiders in exchange for cash and irrevocable commitments. Accordingly, the accompanying financial statements reflect the accounts of the Nextel Carve-Out at Nextel's historical cost basis for all periods presented. These accounts include Nextel's cost basis in the FCC licenses discussed above, as all of the rights to the use of and the benefits of ownership of the FCC licenses were held by the Nextel Carve-Out prior to the Capitalization Transactions. In the Capitalization Transactions, the rights to the use of and the benefits of the FCC licenses were transferred to the Company through the Frequency Management Agreement in exchange for the issuance of preferred stock to Nextel for $133.2 million. Since the Frequency Management Agreement is analogous to a capital lease, the cost basis of the FCC licenses continue to be reflected in the Company's accounts in a manner similar to the accounting for a capital lease under Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases." The accompanying financial statements also include the accounts of Partners prior to the Capitalization Transactions, as Nextel funded the operations of Partners and they were incurred for the benefit of the Nextel Carve-Out, and Partners had no substance apart from the Nextel Carve-Out. The distribution and sale of securities transactions have been reflected in the accompanying financial statements on January 29, 1999.

The accompanying financial statements also reflect the acquisition of the Expansion Territory for $10.6 million from Nextel and related Capitalization Transactions on September 9, 1999 as described above.

NOTE 3. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

The Company provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. Partners' operations are primarily conducted by wholly owned subsidiaries of OPCO.

Partners' digital network ("Digital Mobile Network") has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"(Trademark). Partners' principal business objective is to offer high capacity, high quality, advanced communication services in its territories throughout the United States targeted towards mid-sized and smaller markets. Various operating agreements entered into by subsidiaries of the Company and Nextel (See Note 5) provide for support services to be provided by Nextel. Additionally, the Company plans to use Nextel's back-office systems initially to support customer activation, billing and customer care as well as other services during a transition period.

Investments in Short-term Investments

Marketable debt securities and certificates of deposit with original purchase maturities greater than three months are classified as Short-term investments. Marketable debt securities include corporate commercial paper, which the Company holds to maturity. These held to maturity securities are valued on the Company's balance sheet at amortized cost.

Restricted Cash

Restricted cash reflects the cash collateral account maintained under the credit facility equal to the $175.0 million borrowings outstanding at September 30, 1999 under the Term B Loan. These funds will not be available until the FCC has approved the transfer of control from Nextel to the Company, of the licenses held by Nextel WIP License Corp.

Interest Rate Risk Management

The Company uses derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of its interest rate exposures. In April 1999, the Company entered into an interest rate swap agreement for $60 million to partially hedge interest rate exposure with respect to the Term B Loan. These interest rate swap agreements will have the effect of converting certain of the Company's variable rate obligations to fixed or other variable rate obligations. Amounts to be paid or received under interest rate swap agreements will be accrued as interest rates change and will be recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements will not be recognized in the consolidated financial statements, since the swap agreements will meet the criteria for matched swap accounting.

The Company will not use financial instruments for trading or other speculative purposes, nor will it be a party to any leveraged derivative instrument. The use of derivative financial instruments will be monitored through regular communication with senior management. The Company will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which the Company has other financial relationships. The Company does not anticipate nonperformance by the counterparties.

Capitalized Interest

The Company's wireless communications systems and FCC operating licenses represent qualifying assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." The Company capitalized interest of approximately $3.8 million for the three-month period ended September 30, 1999 and $9.7 million for the nine-month period ended September 30, 1999.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS No. 137, issued August 1999, postpones for one year the mandatory effective date for SFAS No. 133 to January 1, 2001. The Company is still evaluating the effects of the change in financial position or results of operations for SFAS No. 133.

NOTE 4.   LONG-TERM DEBT (IN THOUSANDS):

                                                                                      AS OF             AS OF
                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999             1998
                                                                                       ----             ----
14% Senior Redeemable Discount Notes 2009, net of unamortized discount of
$354.7 million                                                                       $445,308           $ -

Bank Credit Facility - Term B Loan, interest at Company's option, calculated on
Administrative Agent's alternate base rate or reserve adjusted London Interbank
Offered Rate ("LIBOR")                                                                175,000             -

Bank Credit Facility - Term C Loan, interest at Company's option, calculated on
Administrative Agent's alternate base rate or reserve adjusted London Interbank
Offered Rate ("LIBOR")                                                                150,000             -
                                                                                     --------           -----
Total Long-term Debt                                                                 $770,308           $ -
                                                                                     ========           =====

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

The indenture contains certain covenants that limit, among other things, the ability of the Company to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially of its assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of September 30, 1999, the Company was in compliance with applicable covenants.

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

Bank Credit Facility

On January 29, 1999, the Company, through OPCO, entered into a credit facility ("Term B Loan") with a syndicate of banks and other financial institutions led by Donaldson, Lufkin and Jenrette Securities Corporation, as arranger ("DLJSC"), and DLJ Capital Funding, Inc., as syndication agent ("DLJ Capital"). The Term B Loan includes a $175 million term loan facility and initially, a $100 million revolving credit facility. The Term B Loan has a maturity of nine years. The revolving credit facility terminates eight years from the initial funding.

On September 9, 1999, the Company, through OPCO entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with a syndicate of banks and other financial institutions with DLJ Capital Funding, Inc., as syndication agent. The parties agreed to amend and restate in its entirety the credit agreement to, among other things, obtain from certain of the Lenders an additional term loan commitment ("Term C Loan") in the maximum aggregate principle amount of $150.0 million. The Term C Loan facility has a maturity of nine years.

The Term B and Term C Loans bear interest, at the option of the Company, at the Administrative Agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The applicable margin for the Term B Loan is 4.75% over LIBOR and 3.75% over the base rate. For the revolving credit facility, which is part of Term B Loan, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA as adjusted is positive at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA as adjusted and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. The applicable margin for the Term C Loan is 4.25% over LIBOR and 3.25% over the base rate.

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

The Term B and C Loans are subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions, (ii) with 100% of net cash proceeds of asset sales, subject to certain exceptions,
(iii) with 50% of the Company's excess cash flow (as defined), (iv) with 50% of the net cash proceeds from the issuance of equity, and (v) with 100% of net casualty proceeds, subject to certain exceptions.

The Company's obligations under the Term B and C Loans are secured by a first-priority perfected lien on all property and assets, tangible and intangible, of the Company's subsidiaries including a pledge of the capital stock of all the Company's subsidiaries. The Company and its subsidiaries guarantee the obligations of OPCO under the Term B and C Loans. Such guarantee will only be recourse to the Company's pledge of all of the outstanding capital stock of the Company's subsidiaries to secure the obligations of the Company under the Term B and C Loans.

The Term B and C Loans contain covenants and restrictions on the ability of the Company to engage in certain activities, including but not limited to: (i) limitations on the incidence of liens and indebtedness, (ii) restrictions on sale lease-back transactions, consolidations, mergers, sale of assets, capital expenditures, transactions with affiliates and investments, and (iii) severe restrictions on dividends, and other similar distributions.

Additionally, the Term B and C Loans contain financial covenants requiring the Company to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio, and (v) minimum service revenues, subscriber units and covered population equivalents. As of September 30, 1999, the Company was in compliance with all of its required covenants.

NOTE 5.  RELATED PARTY TRANSACTIONS:

Motorola Purchase Agreements

Pursuant to the equipment purchase agreements between Partners and Motorola dated January 29, 1999 (the "Equipment Purchase Agreements"), and prior to the Capitalization Transactions, the purchase agreements between Nextel and Motorola, Motorola provided the iDEN infrastructure and subscriber handset equipment to Partners throughout its markets. The Company relies on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its Digital Mobile Network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern Partners' rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

For the three- and nine-month periods ended September 30, 1999 the Company purchased approximately $7.0 million and $14.7 million, respectively, of infrastructure equipment, warranties and other services from Motorola. For the year ended December 31, 1998, the Company purchased approximately $47.5 million of infrastructure equipment, handsets, warranties and other services from Motorola.

The Joint Venture Agreement

The Company, OPCO and a wholly owned subsidiary of Nextel ("Nextel Sub") entered into a joint venture agreement (the "Joint Venture Agreement") dated January 29, 1999. Summarized below are several of the important terms of the Joint Venture Agreement.

MIS Services - Nextel provides the Company access to identified information system platforms on an ongoing basis, as more fully described in the Joint Venture Agreement. The Company pays to Nextel a fee, based on Nextel's cost, for these services. For the three- and nine-month periods ended September 30, 1999, the Company was charged approximately $139,000 and $285,000, respectively, for these services.

Roaming Agreement - Pursuant to a roaming agreement (the "Roaming Agreement") entered into between Nextel Sub and OPCO, Nextel Sub and OPCO provide ESMR service to subscribers of the other (in either case, the "Home Service Provider") while such subscribers are out of the Home Service Provider's territory and roaming in the territory of the other (in either case, the "Remote Service Provider"). Under the Roaming Agreement, each Home Service Provider is responsible for billing its own subscribers and designated users for roaming usage in accordance with its own subscriber plans and service agreements. The Roaming Agreement provides that each party pays the other's monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider's territory. For the three- and nine-month periods ended September 30, 1999 the Company earned approximately $2.7 million and $5.8 million, respectively, from Nextel customers roaming on the Company's system. Conversely, the Company was charged approximately $309,000 and $653,000 for the three- and nine-month periods ended September 30, 1999, respectively, for the Company's customers roaming on Nextel's system.

Master Site Lease Agreement - OPCO leases from Nextel Sub, under a master site lease agreement entered into between them (the "Master Site Lease"), space on telecommunications towers and other sites, which are owned or leased by affiliates of Nextel Sub in the Territory. Pursuant to the Master Site Lease, as the network build-out progresses, additional sites may become subject to the Master Site Lease. OPCO pays Nextel Sub monthly rental payments based on the number of telecommunication tower sites leased by OPCO. For the three- and nine-month periods ended September 30, 1999 the Company was charged approximately $171,000 and $407,000, respectively, by Nextel under these arrangements.

Transition Services Agreement - Nextel Sub, through its affiliates, provides services to OPCO for a limited period under a transition services agreement entered into between OPCO and Nextel Sub (the "Transition Services Agreement"). Under the Transition Services Agreement, accounting, payroll, customer care, purchasing, human resources, billing and other such functions are made available to OPCO. In return for the service received through Nextel Sub, OPCO pays monthly fees to Nextel based on Nextel's cost. For the three- and nine-month periods ended September 30, 1999, the Company was charged approximately $833,000 and $1,852,000, respectively, for these services.

Switch Sharing Agreement - Nextel, through its affiliates, provides telecommunications switching services to OPCO pursuant to a switch sharing agreement entered into between Nextel Sub and OPCO (the "Switch Sharing Agreement"). The Switch Sharing Agreement permits OPCO to link cell sites to and electronically access switching equipment used and maintained by affiliates of Nextel in the operation of Nextel's Digital Mobile Network, which facilitates OPCO provision of ESMR service to the Company's subscribers. Under the Switch Sharing Agreement, OPCO pays Nextel Sub monthly switching fees based on a pricing formula agreed to by the parties based on Nextel's cost of providing such services in the year 2001. For the three- and nine-month periods ended September 30, 1999, the Company was charged approximately $664,000 and $1,529,000, respectively, for these services.

Payable to Nextel

Prior to the Capitalization Transactions discussed in Note 2, the Company had limited financial resources. As a result, to fund the operations of the Company prior to the Capitalization Transactions, Nextel and Eagle River advanced the Company $3.4 million (as of December 31, 1998) to cover its costs during the period. These advances did not bear interest and were repaid in majority on January 29, 1999. As of September 30, 1999 the Company owed Nextel $2.7 million under the same terms discussed above.

NOTE 6.  SUBSEQUENT EVENTS

On or about October 29, 1999 the FCC issued an order approving the transfer of FCC licenses from Nextel to the Company. This order was issued and made public by the FCC. The Company and Nextel have 60 days from the date of the order to complete the transfer of the licenses.

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

         Please read the following discussion of our condensed consolidated financial condition and results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 together with our registration statement on Form S-4 under the Securities Act of 1933 (No. 333-78459) filed on May 14, 1999, as amended.

         Our historical results discussed in this section and throughout this Form 10-Q include the Nextel operations we assumed as part of our initial capitalization, which occurred on January 29, 1999. See Note 2 of our Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

OVERVIEW

         In our territories, we are the only service provider licensed to use the Nextel brand name and market Nextel digital wireless communication service based on technology developed by Motorola. By the end of 2001, with our combined Initial and Expansion Territories, we plan to provide service to 53 mid-sized and smaller markets throughout the United States, where we estimate that approximately 40.5 million people live or work. Our initial target market is business users, and we offer or plan to offer them a differentiated, integrated package of digital wireless communication services.

         We currently operate five markets in upstate New York and Hawaii where
4.5 million people live or work. Our upstate New York and Hawaii markets launched commercial service in July and September of 1998, respectively. We will launch service in four additional markets (Erie, PA, Waco/Temple-Killeen, TX, Glens Falls, NY and Binghamton/Elmira, NY) during the fourth quarter of 1999, covering a population of approximately 1.5 million.

         At September 30, 1999, we provided service to approximately 33,400 subscriber units, all from our Hawaii and upstate New York markets. These markets added (net of deactivations) 8,406 subscriber units during the quarter and 23,219 subscriber units for the nine-month period ended September 30, 1999.

         As we expect to launch four new markets for service during the fourth quarter of 1999 and as we continue to develop, build-out and enhance our Digital Mobile Network, we expect to continue to experience negative operating margins. In addition, we anticipate costs such as site rentals, telecommunications expenses, system and other capital items to increase. Sales and marketing expenses and general and administrative costs are also expected to increase with the commercialization of service in four additional markets.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES

         Our primary sources of revenues are service and equipment sales revenues. Our service revenues consist of charges for airtime usage, and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to Nextel's customers using our portion of the digital Mobile Network. The service revenues are the product of the number of customers that subscribe to our service and our monthly average revenue per unit. Average revenue per unit (ARPU) is an industry measure of total service revenue from subscribers divided by the average number of digital subscriber units.

                                                                REVENUES
                                   (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR AVERAGE REVENUE PER UNIT)

                                         FOR THE THREE                           FOR THE THREE
                                            MONTHS                                  MONTHS
                                            ENDED                                    ENDED
                                         SEPTEMBER 30,      % OF CONSOLIDATED    SEPTEMBER 30,      % OF CONSOLIDATED
                                              1999              REVENUES              1998              REVENUES
                                              ----              --------              ----              --------
Service and Roaming Revenues                 $8,327                88%               $1,064                63%
Equipment Sales Revenues                      1,133                12%                  632                37%
                                             ------             ------               ------              -----

       Total Revenues                        $9,460               100%               $1,696               100%
                                             ======             ======               ======              =====
Average Revenue per Unit                        $66                                     N/A
                                             ======                                  ======


ARPU is not calculated for September 30, 1998 due to information not comparable to the same period ending September 30, 1999.

The service and equipment sales revenues for the three months ended September 30, 1999 were primarily generated from our upstate New York and Hawaii markets, which became operational July and September 1998, respectively. The increase in revenues for the three-month period reflects the growth in subscribers from 3,761 at the end of September 1998 to 33,401 at the end of September 1999. We expect revenues to increase substantially over the previous year as we launch additional markets and continue to add subscribers in the existing markets.

         COST OF SERVICE REVENUES

         The network expenses included in the cost of service revenues are site rent, utilities, maintenance, engineering personnel and interconnect charges. Network expenses depend primarily on the number of cell sites on-air, total minutes of use and mix of minutes of use between interconnect and Nextel Direct Connect services. For the three-month period ended September 30, 1999 and 1998, our network costs were $4.7 million and $2.4 million, respectively. The costs for both periods were incurred primarily from the Hawaii and upstate New York markets. The increase in expenses was driven mostly by 27% growth in the number of operating cell sites. In addition, these markets were launched during the three-month period ended September 30, 1998; thus the network costs of $2.4 million do not reflect an entire quarter of operations. We expect these expenses to increase as cell sites move to an operational status and usage of the network system increases.

         COST OF EQUIPMENT REVENUES

         The cost of the subscriber handsets and accessories sold during the three-month period ended September 30, 1999 and 1998 were $2.6 million and $1.1 million, respectively. The increase in revenue for 1999 is due to the upstate New York and Hawaii markets launching during the third quarter, 1998 with initial adds of 3,761 subscribers compared to gross adds of 10,836 for the same period for 1999. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the loss on equipment was $1.5 million for the three-month period ended September 30, 1999 and a loss of $0.5 for the same period ended September 30, 1998. We expect to continue to employ these discounts and promotions, because we believe that the use of such promotions will result in increased revenue as the number of our subscribers grows.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist of sales and marketing expenses, and general and administrative costs. Sales and marketing expenses relate to sales representatives, sales support personnel, indirect distribution channels, marketing and advertising programs. We anticipate that our cost per gross additional customer will be relatively high during our first several years of operation, but will decline as sales representatives become more efficient, we expand our indirect distribution channels and the cost of our sales infrastructure is distributed over a greater base of customer additions.

         General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, treasury and accounting functions. Most of the above functions have been transitioned from Nextel to our own personnel by September 30, 1999. Nextel continued to make customer care, collection and billing functions available to us as part of the transition period. In return for these services during the transition period, we pay monthly fees based on number of subscribers and Nextel's cost of providing the services. For the three-month period ended September 30, 1999, we paid Nextel $484,000 for the transition services.

         We have entered into agreements for back-office systems services to support customer activation, billing and customer care with vendors who have experience providing these services to Nextel. On October 25, 1999, our customers care call center began operations. Many of the above systems will begin to transfer from Nextel to our own service providers.

         For the three-month period ended September 30, 1999 and 1998 our selling, general and administrative expenses were $10.2 million and $5.1 million, respectively. Of the $10.2 million, $6.1 million relate to upstate New York and Hawaii markets for the three-month period ended September 1999. The remaining $4.1 million expenses pertain to additional marketing and sales activity for new market launches plus administrative costs to hire and set-up functional departments and offices. Most of the $5.1 million of expenses for the three-month period ended September 1998 were incurred from the upstate New York and Hawaii markets, which launched commercial service July and September, 1998, respectively.

          STOCK BASED COMPENSATION EXPENSE

         We recorded stock based compensation expense associated with our restricted stock purchase plan of $0.5 million for the three-month period ended September 30, 1999. This plan was initiated July 8, 1998, but shares were not issued until November 1998. As such, no expense was recorded for the same period ended September 30, 1998. The plan is considered compensatory and we account for its deferred compensation expenses on a basis similar to that used for stock appreciation rights.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $2.6 million and $1.2 million for the three-month periods ended September 30, 1999 and 1998, respectively. The increase of $1.4 million relates primarily to depreciating our wireless fixed asset network for sites launched for commercial service and starting the amortization of our FCC licensed radio spectrum. We expect that depreciation and amortization to increase as cell sites are converted to an operational status and markets launched.

         NET LOSS

         For the three-month period ended September 30, 1999 we reported a net loss of approximately $22.2 million. Compared to the same period for 1998, the loss for the three-months increased $14.0 million from a total net loss of $8.2 million.

Expenses have increased in all categories as we have been hiring staff, setting-up functional departments and offices and ramping up our sales and marketing activities in anticipation of the new market launches. In addition, costs have moderately increased for Hawaii and upstate New York markets to meet the subscriber demand since they became operational during the third quarter, 1998. We anticipate reporting net losses for the foreseeable future as we continue to launch new markets and grow to meet the demands of the business.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES

                                                                REVENUES
                                   (DOLLAR AMOUNT IN THOUSANDS, EXCEPT FOR AVERAGE REVENUE PER UNIT)

                                          FOR THE NINE                           FOR THE NINE
                                             MONTHS                                 MONTHS
                                             ENDED                                  ENDED
                                          SEPTEMBER 30,     % OF CONSOLIDATED    SEPTEMBER 30,     % OF CONSOLIDATED
                                              1999              REVENUES             1998              REVENUES
                                              ----              --------             ----              --------
Service and Roaming Revenues                $17,617                86%              $1,501                70%
Equipment Sales Revenues                      2,977                14%                 632                30%
                                            -------             ------              ------              -----
       Total Revenues                       $20,594               100%              $2,133               100%
                                            =======             ======              ======              =====
Average Revenue per Unit                        $63                                  N/A
                                            -------                                 ======


ARPU is not calculated for September 30, 1998 due to information not comparable to the same period ending September 30, 1999.

         The service and equipment sales revenues for the nine months ended September 30, 1999 were primarily generated from our upstate New York and Hawaii markets, which became operational July and September 1998, respectively. The increase in revenues from 1998 to 1999 is due to the growth in number of subscribers from the initial launch period. From the period ended September 30, 1998 to the period ended September 30, 1999, the subscriber base enlarged from 3,761 to 33,401. Since these markets were launched during the three-month period ended September 30, 1998, revenues for the nine-month period also include use by Nextel customers of our portion of the Digital Mobile Network.

         COST OF SERVICE REVENUES

         For the nine-month period ended September 30, 1999 our network costs were $11.8 million compared to $3.5 million for the same period ended 1998. The driver for the increased expenses for 1999 relates primarily to nine months of operational activities compared to initial operating expenses for upstate New York and Hawaii that launched July and September 1998, respectively.

         COST OF EQUIPMENT REVENUES

         The cost of the subscriber handsets and accessories sold during the nine-month period ended September 30, 1999 was $7.4 million compared to $1.1 million for the same period ended 1998. The reason for the increase in cost is primarily from adding 27,610 subscribers for the nine-month period ended September 30, 1999 compared to 3,761 for the initial launch period. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the loss on equipment was $4.4 million and $0.5 million for the same nine-month period ended September 30, 1999 and 1998, respectively. We expect to continue to employ these discounts and promotions, because we believe that the use of such promotions will result in increased revenue as the number of our subscribers grows.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, treasury and accounting functions. While we have directly hired key personnel in such areas, the nine-month period has been a transition period which Nextel has made certain accounting, payroll, customer care, purchasing, human resources and billing functions available to us. In return for these services during the transition period, we pay monthly fees based on Nextel's cost of providing them. For the nine-month period ended September 30, 1999 we paid Nextel $1.0 million for transition services. By the end of the 1999, we expect many of these transition services to be transferred from Nextel to our employees and systems.

         For the nine-month period ended September 30, 1999, our selling, general and administrative expenses were $22.6 million compared to $7.3 million for the same period ended 1998. Of the total $22.6 million for the nine months ended September 1999, $13.3 million pertained to Hawaii and upstate New York markets. The remaining amount reflects the costs to hire and set-up functional departments and offices in addition to increasing the sales and marketing activities for new market launches. The $6.0 million increase in expenses for the Hawaii and upstate New York markets for the same period reflects the growth in sales and marketing activities to build the subscriber count from 3,761 to 33,401 by the end of September 30, 1999.

         STOCK BASED COMPENSATION EXPENSE

         We recorded stock based compensation expense associated with our restricted stock purchase plan of $1.6 million, for the nine-month period ended September 30, 1999. This plan was issued on July 8, 1998, but shares were not issued until November 1998. For this reason, no expense was recorded for the nine-month period. The plan is considered compensatory and we account for its deferred compensation expenses on a basis similar to that used for stock appreciation rights.

         DEPRECIATION AND AMORTIZATION EXPENSE

         Depreciation and amortization expenses were $8.2 million for the nine-month period ended September 30, 1999. Compared to the same period in 1998, this was an increase of $6.3 million from $1.9 million. The increase relates primarily to depreciating the wireless network assets for the launched Hawaii and upstate New York markets and starting the amortization of our FCC licensed radio spectrum.

         NET LOSS

         For the nine-month period ended September 30, 1999 we reported a net loss of approximately $59.1 million. Compared to the same period for 1998, the loss increased $47.4 million from a total net loss of $11.7 million for the nine-month period. Expenses increased in all categories as we have added subscriber usage to the network, hired staff, set-up functional departments and offices, and ramped-up marketing and sales activities for new launch markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs arise from the capital requirements necessary to complete the initial and expansion territory build-out of our portion of the Digital Mobile Network. Currently, we estimate that capital requirements to build our systems in the combined Initial and Expansion territory of the Digital Mobile Network, including operating losses and working capital for the period from inception through the end of 2003, when we expect to achieve positive Earnings Before Interest Taxes Depreciation and Amortization ("EBITDA") as adjusted for a full fiscal year, will total approximately $1.2 billion, including the in-kind contributions by Nextel and Motorola in exchange for equity interests in Nextel Partners. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, cell site construction, and additional FCC licenses. We estimate capital expenditures for 1999 will total approximately $130.0 million. This estimate excludes approximately $127.0 million of reimbursements paid to Nextel for the Initial and Expansion territory transactions on January 29, 1999 and September 9, 1999, respectively.

         For the nine- month period ended September 30, 1999, our capital expenditures were approximately $67.5 million (including $14.7 million from the Motorola vendor credit), spent primarily to build-out of the Digital Mobile Network in the upstate New York, Hawaii, Pennsylvania, Kentucky, Iowa, and Texas markets. The capital expenditures for the nine-month period ended September 30, 1999 was $34.1 million less than the same period for 1998 due to the construction for the initial launch of the upstate New York and Hawaii markets.

         SOURCES OF FUNDING

         Our primary sources of funding are from third party financing activities which for the nine-month period ended September 30, 1999 was $799.0 million. This includes proceeds from cash equity contributions of $67.6 million, the offering of the old notes for $406.4 million, the Term B Loan for $175.0 million and the Term C Loan for $150.0 million.

Concurrently, we also received:
         (1) the contribution by Nextel of FCC licenses to Nextel WIP License Corp., and the grant of the right to use these licenses and Nextel's agreement to transfer the stock of Nextel WIP License Corp. to us, all in exchange for our redeemable preferred stock and convertible preferred stock, and

         (2) the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola manufactured infrastructure equipment in exchange for our convertible preferred stock.

         In total, the cash equity contributions consisted of irrevocable commitments of an aggregate of $202.8 million of cash in exchange for equity in the form of convertible preferred stock. Our cash equity investors contributed $67.6 million for the nine-month period ended September 30, 1999 with the remaining portion to be paid at 12 months and 24 months following the Closing dates.

         OPCO entered into an Amended and Restated Credit Agreement on September 9, 1999 for a $425.0 million credit facility which provides for a $100.0 million, eight-year revolving credit facility, a $175.0 million, nine-year Term B Loan and a $150.0 million, nine-year Term C Loan. On January 29, 1999 we borrowed $175.0 million under the Term B Loan and on September 9, 1999 the $150.0 million Term C Loan was added.

         We are exposed to changes in interest rates under the Term B and C Loans. Our primary interest rate exposure results from changes in LIBOR, which is used to determine the interest, rate applicable to borrowings by OPCO under its credit facility. As of September 30, 1999, OPCO had $325 million outstanding under its credit facilities. In April 1999, we entered into an interest rate swap agreement for $60 million to partially hedge our interest rate exposure with respect to the Term B Loan. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. For every 1/8% change in the underlying interest rate associated with the Term B and C Loans, annual interest expense changes by approximately $330,000.

         Borrowings under the Term B and C Loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock, including the stock of Nextel WIP License Corp. The credit facility contains customary financial and other covenants for the wireless industry. The credit facility also contains covenants requiring us to maintain certain defined financial ratios and meet operational targets including service revenues, subscriber units and network coverage. As of September 30, 1999 we were in compliance with all covenants associated with our credit facility.

         We believe the net proceeds from the offering of the notes, together with the equity investments and borrowings under the credit Term B and C Loans, provide us with funds sufficient to complete our build-out, acquire additional FCC licenses and provide us with the working capital necessary to cover our debt service requirements and operating losses, through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year. Although we estimate that we will have sufficient funds through 2003, we cannot assure you that additional funding will not be necessary. We could need additional financing in order to complete our portion of the Digital Mobile Network and acquire additional FCC licenses, which might be expensive or impossible to obtain.

EQUIPMENT AND OPERATING AGREEMENTS

         In connection with our build-out, we have entered into agreements with Motorola to purchase necessary infrastructure equipment and other related software and services to implement the Motorola technology we use as well as subscriber handset units and other accessories. In addition, in connection with the capitalization transactions, Motorola contributed to us a total of $22.0 million credit against future purchases in exchange for shares of our preferred stock. As of September 30, 1999, we used approximately $14.7 million of the credit from Motorola and expect to use the remainder of the credit by the end of the year.

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

         Using a structured method, we have inventoried non-system equipment purchased by the Company directly from the vendor as well as non-system equipment purchased from Nextel Communications in January 1999 as part of our original financing. As of the end of this quarter we have completed our assessment of all the non-system equipment acquired by Nextel Partners directly from a vendor and, based on representations obtained from the vendors or the vendors' web sites, believe this non-system equipment is Year 2000 compliant. With respect to non-system equipment purchased from Nextel Communications, we are in the process of upgrading or otherwise renovating software, as needed using numerous enterprise applications or software code built or supplied by Nextel Communications. We expect to complete our upgrades and renovations by November 15, 1999.

         Using a structured method, we have also inventoried certain system equipment purchased directly by us from the vendors. As of the end of this quarter we have acquired hardware from Dell Corporation, Hewlett-Packard, and Cisco primarily. The acquired hardware is warranted by the manufacturer to be Year 2000 complaint. We have also engaged in application development, principally in Oracle database and Microsoft SQL server environments, both of which are warranted by the manufacturer to be Year 2000 compliant. We have installed third party billing front-end software from ITDS Intelicom Services called TRIS+ version 2.2.6, which is warranted by ITDS to be Year 2000 compliant. The TRIS+ software uses Ingres 6.4 database developed by Computer Associated that is warranted by Computer Associates as Year 2000 compliant. We have developed software code of our own and have verified that it is Year 2000 compliant

         However, our ability to reach our Year 2000 compliance goal is, and will continue to be, dependent on the parallel efforts of certain third party vendors, suppliers and business partners. In particular, we rely on services and products offered by Motorola for our system infrastructure equipment and subscriber handset units, and Nextel, and third-party providers of services and products to Nextel, for sales, distribution and back office support services and information systems, including customer activation, billing and customer care. When available, we have acquired Year 2000 disclosure statements from our billing vendor. We have also acquired similar statements from Nextel Communications' web-site and Motorola's web-site.

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

         Currently, we are in process of creating contingency plans to handle situations in which we are faced with a business interruption due to a Year 2000 issue that is beyond our control or ability to remedy.

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

         Our principal operating subsidiary is the primary obligor on a $425.0 million credit facility that is structurally senior to the notes, secured by the operating assets and a pledge of the stock of our subsidiaries, and contains covenants that restrict dividends and other payments to us by our subsidiaries. Future debt agreements of our subsidiaries likely will also impose significant restrictions on the ability of our subsidiaries to pay dividends or make other payments to us that would be necessary to make interest payments on our notes or to repay the notes at maturity.

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

         The development and operation of our portion of the Digital Mobile Network involves a high degree of risk. Before we are in a position to commence operations in our unbuilt markets, we will need to:

         - select and acquire appropriate sites for our transmission equipment, commonly called cell sites;
         - purchase and install low-power transmitters, receivers and control equipment, which are collectively referred to as the base radio;
         -    build out the physical infrastructure;
         -    test the network; and

         -    acquire additional FCC licenses to launch markets.

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

Our network must have sufficient capacity to support our anticipated customer growth

         Our business plan depends on the proper and timely construction of our portion of the Digital Mobile Network with adequate capacity to accommodate anticipated new customers and the related increase in usage of our network. This plan relies on:

         - the availability of a sufficient quantity of sites for our transmission equipment;
         - the availability and quality of the infrastructure equipment necessary to operate our network;
         - the availability of subscriber units used by our customers to receive our services;
         - the ability to add capacity to serve additional customers as they are added to the network; and
         - the ability in certain markets to acquire additional radio frequencies.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are subject to market risks arising from changes in interest rates. Our primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to borrowings by our subsidiary under its credit facility. As of September 30, 1999, our subsidiary had $325 million outstanding under its credit facilities. In April 1999, we entered into an interest rate swap agreement for $60.0 million of these borrowings to partially hedge our interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from an instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.7 million.

         We do not use financial instruments for trading or other speculative purposes.

         In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS No. 137, issued August 1999, postpones for one year our mandatory effective date for SFAS No. 133 to January 1, 2001. We are still evaluating the effects of the change in our financial position or results of operations for SFAS No. 133.

PART II

ITEM 1.       LEGAL PROCEEDINGS

              From time to time we are subject to legal proceedings that arise in the ordinary course of business. We do not believe that these actions, when finally concluded, will have a material adverse effect on our business.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              USE OF PROCEEDS

         The Company did not receive any cash proceeds from the issuance of the new notes as described in our Form S-4 Registration Statement (No. 333-78459). Instead, the Company received in exchange for the new notes, old notes in like principal amount. The old notes surrendered in exchange for the new notes were retired and canceled and cannot be reissued. Accordingly, the issuance of the new notes did not result in any change in the indebtedness of the Company.

         The net proceeds from the offering of the old notes, the cash equity contributions, the capital contributions by Nextel and Motorola and the borrowings under the credit facilities which we received on January 29, 1999 and September 9, 1999, are being used to complete our portion of the Digital Mobile Network and to fund operating losses and working capital through 2003, when we expect to achieve positive operating cash flow for that full fiscal year.

         The following table shows the sources and anticipated uses of the proceeds from the capitalization transactions through 2003:

                SOURCES AND ANTICIPATED USES OF FUNDS AND ASSETS
                                 (IN MILLIONS)


                   SOURCES:                                                    USES:
                   --------                                                    -----
                                                            Nextel capital expenditure reimbursement      $  126.4
Existing term B loan (1)                         $ 175.0    (2)
New term C loan (1)                                150.0    Capital expenditures                             591.0
Revolver  (1)                                      100.0    Operating losses                                 122.5
                                                            Transaction expenses, net cash interest and      164.6
14% Senior discount notes due 2008                 406.4    working capital
Contributed cash equity                             67.6    FCC licenses                                     149.8
Motorola contribution (3)                           22.0    Excess Cash                                       44.2
                                                                                                          --------
Nextel non-cash equity                             142.3
Committed cash equity (4)                          135.2
                                                --------
                                 Total sources  $1,198.5                                      Total uses  $1,198.5
                                                ========                                                  ========


(1) See Note 4 to Notes to Condensed Consolidated financial Statements.
(2) The cost of assets related to cell sites in certain markets at varying stages of construction in the Initial and Expansion Territories which Nextel transferred to Partners at Closings on January 29, 1999 and September 9, 1999, respectively.
(3) Motorola's equity contribution is in the form of infrastructure equipment.
(4) Committed cash equity will be funded 12 months and 24 months following Closing dates.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibit 27 - Financial Data Schedule

      (b)      Reports on form 8-K.

               (i) Current Report on Form 8-K dated and filed on September 24, 1999 with the Commission reporting under Item 5 the Expansion Territory Asset Transfer and Reimbursement Agreement with Nextel.


SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                      NEXTEL PARTNERS, INC.

Date:  November 15, 1999                  By: /S/ John D. Thompson
                                             -----------------------------------
                                          John D. Thompson
                                          Chief Financial Officer and Treasurer