Form 10-Q
period 2000-03-31
NEXTEL PARTNERS INC
filed 2000-05-10
CIK 1085707

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ___________.


                        COMMISSION FILE NUMBER 333-78459

                              NEXTEL PARTNERS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    DELAWARE                        91-1930918
        (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                              4500 CARILLON POINT,
                           KIRKLAND, WASHINGTON 98033,
                                 (425) 828-1713

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE:

OUTSTANDING TITLE OF CLASS                NUMBER OF SHARES ON APRIL 30, 2000

CLASS A COMMON STOCK                             162,452,974 SHARES
CLASS B COMMON STOCK                              77,782,626 SHARES

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX


PART I            FINANCIAL INFORMATION                                                       PAGE NO.
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                    As of March 31, 2000 and December 31, 1999                                      3
                  Condensed Consolidated Statements of Operations
                    Three months ended March 31, 2000 and 1999                                      4
                  Condensed Consolidated Statement of Changes in Stockholders' Equity
                    Three months ended March 31, 2000                                               5
                  Condensed Consolidated Statements of Cash Flows
                    Three months ended March 31, 2000 and 1999                                      6
                  Notes to Condensed Consolidated Financial Statements                              7

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                     12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       24


PART II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                26

         Item 2.  Changes in Securities and Use of Proceeds                                        26

         Item 3.  Defaults Upon Senior Securities                                                  26

         Item 4.  Submission of Matters to a Vote of Security Holders                              26

         Item 5.  Other Information                                                                26

         Item 6.  Exhibits and Reports on Form 8-K                                                 26

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                         MARCH 31,                    DECEMBER 31,
                                                                                           2000                          1999
                                                                                       --------------                --------------
                                                 ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                            $   872,056                   $   154,273
    Short-term investments                                                                   323,744                       239,456
    Accounts receivable, net of allowance $346, and $1,193, respectively                      11,767                         7,172
    Due from Nextel WIP                                                                        5,115                         1,183
    Subscriber equipment inventory                                                             4,019                         1,695
    Other current assets                                                                       8,187                         8,519
    Restricted cash                                                                                -                       175,000
                                                                                       --------------                --------------
Total current assets                                                                       1,224,888                       587,298
                                                                                       --------------                --------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                                       320,884                       268,766
    Less - accumulated depreciation                                                           21,202                        16,543
                                                                                       --------------                --------------
       Property, plant and equipment, net                                                    299,682                       252,223
                                                                                       --------------                --------------
OTHER NON-CURRENT ASSETS:
    FCC operating licenses, net of accumulated amortization of $1,001 and $718,
        respectively                                                                         152,950                       151,056
    Debt issuance costs and other assets                                                      27,352                        22,550
    Receivable from officer                                                                    2,200                         2,200
                                                                                       --------------                --------------
Total non-current assets                                                                     182,502                       175,806
                                                                                       --------------                --------------
TOTAL ASSETS                                                                             $ 1,707,072                   $ 1,015,327
                                                                                       ==============                ==============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                     $    33,169                   $    33,968
    Accrued expenses                                                                          24,330                        24,535
                                                                                       --------------                --------------
Total current liabilities                                                                     57,499                        58,503
                                                                                       --------------                --------------
LONG-TERM OBLIGATIONS
    Credit facility - term B and C                                                           325,000                       325,000
    14% Senior discount notes due 2009                                                       476,360                       460,484
    11% Senior notes due 2010                                                                200,000                             -
    Other long-term liabilities                                                                1,545                           724
                                                                                       --------------                --------------
Total long-term obligations                                                                1,002,905                       786,208
                                                                                       --------------                --------------
Total liabilities                                                                          1,060,404                       844,711
                                                                                       --------------                --------------
COMMITMENTS AND CONTINGENCIES (See Notes)

REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share,
    12% cumulative annual dividend; 13,110,000 shares issued
    and outstanding                                                                           25,141                             -
                                                                                       --------------                --------------
STOCKHOLDERS' EQUITY
    Preferred stock, Series A convertible, par value $.001 per share,
      125,834,646 shares issued and outstanding                                                    -                            21
    Preferred stock, Series B redeemable or convertible to Series C preferred stock 2010, par value $.001 per share, 12% cumulative annual dividend;
      13,110,000 shares issued and outstanding                                                     -                             2
    Preferred stock, Series C convertible, par value $.001 per share,
      64,672,626 shares issued and outstanding                                                     -                            11
    Preferred stock, Series D convertible, par value at $.001 per share,
      13,110,000 shares issued and outstanding                                                     -                             2
    Common stock, Class A, par value $.001 per share, 162,452,974, and 9,593,328
      shares, respectively, issued and outstanding, and paid-in capital                      863,464                       145,420
    Warrants outstanding                                                                       3,847                         3,847
    Common stock, Class B, par value $.001 per share convertible, 77,782,626 shares,
      issued and outstanding, and paid-in-capital                                            127,051                             -
    Other paid-in capital                                                                          -                       357,028
    Accumulated deficit                                                                     (190,122)                     (134,966)
    Subscriptions receivable from stockholders                                               (83,048)                      (83,048)
    Deferred compensation                                                                    (99,665)                     (117,701)
                                                                                       --------------                --------------
Total stockholders' equity                                                                   621,527                       170,616
                                                                                       --------------                --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 1,707,072                   $ 1,015,327
                                                                                       ==============                ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                                                     FOR THE THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                               -------------------------------------
                                                                                                   2000                     1999
                                                                                               -------------            ------------
REVENUES:

      Service revenues         ($3,846 received from Nextel WIP in 2000)                       $     14,983              $    3,493
      Equipment revenues                                                                              3,526                     811
                                                                                               -------------            ------------
          Total revenues                                                                             18,509                   4,304
                                                                                               -------------            ------------
OPERATING EXPENSES:

      Cost of service revenues             ($2,185 paid to Nextel WIP in 2000)                       11,208                   3,106
      Cost of equipment revenues                                                                      6,458                   1,718
      Selling, general and administrative (exclusive of stock based                                  19,831                   5,231
         compensation expense shown below)              ($733 paid to Nextel WIP in 2000)
      Stock based compensation                                                                       18,036                     641
      Depreciation and amortization                                                                   5,039                   2,515
                                                                                               -------------            ------------
         Total operating expenses                                                                    60,572                  13,211
                                                                                               -------------            ------------
LOSS FROM OPERATIONS                                                                                (42,063)                 (8,907)
      Interest expense, net                                                                         (21,614)                (12,529)
      Interest income                                                                                11,812                   4,013
                                                                                               -------------            ------------
LOSS BEFORE INCOME TAX PROVISION                                                                    (51,865)                (17,423)
      Income tax provision                                                                                -                       -
                                                                                               -------------            ------------
NET LOSS                                                                                            (51,865)                (17,423)

      Manditorily redeemable preferred stock dividends                                               (3,291)                       -
                                                                                               -------------            ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                                       $    (55,156)              $ (17,423)
                                                                                               =============            ============
LOSS PER SHARE
      Basic and diluted loss per share                                                         $      (0.55)              $   (6.06)
                                                                                               =============            ============
      Weighted average shares outstanding                                                       101,002,064               2,874,348
                                                                                               =============            ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                                                CLASS A
                                                                                                            COMMON STOCK AND
                                                                        PREFERRED STOCK                      PAID-IN CAPITAL
                                                                  -------------------------------      ----------------------------
                                                                    SHARES            AMOUNT            SHARES             AMOUNT
                                                                  --------------  ---------------      -----------      -----------
 BALANCE
      January 1, 1999                                                         -        $       -        9,533,328         $   1,604
      Issuance of  common stock                                                                            60,000                61
      Issuance of Series A preferred stock                          125,834,646               21                -                 -
      Issuance of warrants                                                    -                -                -                 -
      Subscriptions receivable from stockholders                              -                -                -                 -
      Proceeds from stockholders
      Reclass of other paid-in capital to Preferred
        Series B, C, and D                                                    -                -                -                 -
      Issuance of Series B preferred stock                           13,110,000                2                -                 -
      Issuance of Series C preferred stock                           64,672,626               11                -                 -
      Issuance of Series D preferred stock                           13,110,000                2                -                 -
      Return of capital to Nextel                                             -                -                -                 -
      Deferred compensation                                                   -                -                -           143,755
      Vesting of deferred compensation                                        -                -                -                 -
      Net loss                                                                -                -                -                 -
      Equity issuance costs                                                   -                -                -                 -
      Motorola credit                                                         -                -                -                 -
                                                                  --------------  ---------------      -----------      -----------
 BALANCE
       December 31, 1999                                            216,727,272               36        9,593,328           145,420
      Initial public offering conversion to common stock
      Series A preferred stock                                     (125,834,646)             (21)     125,834,646           208,163
      Series C preferred stock                                      (64,672,626)             (11)               -                 -
      Series D preferred stock                                      (13,110,000)              (2)               -                 -
      Series B preferred stock reclassed                            (13,110,000)              (2)               -                 -
      Series B redeemable preferred stock dividend                            -                -                -                 -
      Initial public offering stock issued                                    -                -       27,025,000           540,500
      Net loss                                                                -                -                -                 -
      Equity issuance costs                                                   -                -                -           (30,619)
      Vesting of deferred compensation                                        -                -                -                 -
                                                                  --------------  ---------------     ------------       -----------
 BALANCE
      March 31, 2000                                                          -        $       -      162,452,974         $ 863,464
                                                                  ==============  ===============     ============       ===========


                                                                                   CLASS B
                                                                               COMMON STOCK AND
                                                                               PAID-IN-CAPITAL
                                                                      ---------------------------------       WARRANTS
                                                                          SHARES             AMOUNT          OUTSTANDING
                                                                      --------------     ---------------    -------------
 BALANCE
      January 1, 1999                                                               -          $       -         $       -
      Issuance of  common stock                                                     -                  -
      Issuance of Series A preferred stock                                          -                  -                 -
      Issuance of warrants                                                          -                  -             3,847
      Subscriptions receivable from stockholders                                    -                  -                 -
      Proceeds from stockholders                                                    -                  -
      Reclass of other paid-in capital to Preferred
        Series B, C, and D                                                          -                  -                 -
      Issuance of Series B preferred stock                                          -                  -                 -
      Issuance of Series C preferred stock                                          -                  -                 -
      Issuance of Series D preferred stock                                          -                  -                 -
      Return of capital to Nextel                                                   -                  -                 -
      Deferred compensation                                                         -                  -                 -
      Vesting of deferred compensation                                              -                  -                 -
      Net loss                                                                      -                  -                 -
      Equity issuance costs                                                         -                  -                 -
      Motorola credit                                                               -                  -                 -
                                                                        --------------     ---------------    -------------
 BALANCE
      December 31, 1999                                                             -                  -             3,847
      Initial public offering conversion to common stock                                                                 -
      Series A preferred stock                                                      -                                    -
      Series C preferred stock                                             64,672,626            110,742                 -
      Series D preferred stock                                             13,110,000             22,266                 -
      Series B preferred stock reclassed                                            -                  -                 -
      Series B redeemable preferred stock dividend                                  -                  -                 -
      Initial public offering stock issued                                          -                  -                 -
      Net loss                                                                      -                  -                 -
      Equity issuance costs                                                         -             (5,957)                -
      Vesting of deferred compensation                                              -                  -                 -
 BALANCE                                                                --------------     ---------------    -------------
      March 31, 2000                                                       77,782,626          $ 127,051         $   3,847
                                                                        ==============     ===============    =============



                                                                             OTHER
                                                                            PAID-IN         ACCUMULATED        SUBSCRIPTIONS
                                                                            CAPITAL           DEFICIT           RECEIVABLE
                                                                        --------------    ---------------      -------------
 BALANCE
      January 1, 1999                                                     $  260,761       $     (22,553)        $         -
      Issuance of  common stock                                                                                            -
      Issuance of Series A preferred stock                                   208,142                   -                   -
      Issuance of warrants                                                         -                   -                   -
      Subscriptions receivable from stockholders                                   -                   -            (157,203)
      Proceeds from stockholders                                                                                      52,145
      Reclass of other paid-in capital to Preferred
        Series B, C, and D                                                  (133,180)                  -                   -
      Issuance of Series B preferred stock                                    21,848                   -                   -
      Issuance of Series C preferred stock                                   110,731                   -                   -
      Issuance of Series D preferred stock                                    22,264                   -                   -
      Return of capital to Nextel                                           (130,900)                  -                   -
      Deferred compensation                                                        -                   -                   -
      Vesting of deferred compensation                                             -                   -                   -
      Net loss                                                                     -            (112,413)                  -
      Equity issuance costs                                                   (2,638)                  -                   -
      Motorola credit                                                              -                   -              22,010
                                                                        --------------    ---------------      -------------
 BALANCE
       December 31, 1999                                                     357,028            (134,966)            (83,048)

      Initial public offering conversion to common stock                           -                   -                   -
      Series A preferred stock                                              (208,142)                  -                   -
      Series C preferred stock                                              (110,731)                  -                   -
      Series D preferred stock                                               (22,264)                  -                   -
      Series B preferred stock reclassed                                     (21,848)                  -                   -
      Series B redeemable preferred stock dividend                                 -              (3,291)                  -
      Initial public offering stock issued                                         -                   -                   -
      Net loss                                                                     -             (51,865)                  -
      Equity issuance costs                                                    5,957                   -                   -
      Vesting of deferred compensation                                             -                   -                   -
 BALANCE                                                                --------------    ---------------      -------------
      March 31, 2000                                                      $        -       $    (190,122)         $  (83,048)
                                                                        ==============    ===============      =============


                                                                              DEFERRED
                                                                            COMPENSATION           TOTALS
                                                                           --------------     ---------------
 BALANCE
      January 1, 1999                                                      $      (1,141)         $  238,671
      Issuance of  common stock                                                      (61)                  -
      Issuance of Series A preferred stock                                             -             208,163
      Issuance of warrants                                                             -               3,847
      Subscriptions receivable from stockholders                                       -            (157,203)
      Proceeds from stockholders                                                                      52,145
      Reclass of other paid-in capital to Preferred
        Series B, C, and D                                                             -            (133,180)
      Issuance of Series B preferred stock                                             -              21,850
      Issuance of Series C preferred stock                                             -             110,742
      Issuance of Series D preferred stock                                             -              22,266
      Return of capital to Nextel                                                      -            (130,900)
      Deferred compensation                                                     (143,755)                  -
      Vesting of deferred compensation                                            27,256              27,256
      Net loss                                                                         -            (112,413)
      Equity issuance costs                                                            -              (2,638)
      Motorola credit                                                                                 22,010
                                                                           --------------     ---------------
 BALANCE
       December 31, 1999                                                        (117,701)         $  170,616
      Initial public offering conversion to common stock                               -                   -
      Series A preferred stock                                                         -                   -
      Series C preferred stock                                                         -                   -
      Series D preferred stock                                                         -                   -
      Series B preferred stock reclassed                                               -             (21,850)
      Series B redeemable preferred stock dividend                                     -              (3,291)
      Initial public offering stock issued                                             -             540,500
      Net loss                                                                         -             (51,865)
      Equity issuance costs                                                            -             (30,619)
      Vesting of deferred compensation                                            18,036              18,036
 BALANCE                                                                   --------------     ---------------
      March 31, 2000                                                       $     (99,665)         $  621,527
                                                                           ==============     ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                         FOR THE THREE-MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                   --------------------------------------
                                                                                      2000                       1999
                                                                                   ------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $  (51,865)              $   (17,423)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities
    Depreciation and amortization                                                        5,039                     2,515
    Amortization of debt issuance costs                                                    696                       356
    Interest accretion for senior discount notes                                        12,624                     9,802
    Stock based compensation                                                            18,036                       641
    Allowance for doubtful accounts                                                       (847)                       92
    Gain on deferred sale-leaseback                                                        (39)                        -
    Change in current assets and liabilities:
        Accounts receivable                                                             (3,748)                     (915)
        Subscriber equipment inventory                                                  (2,324)                      306
        Other current assets                                                               330                    (2,654)
        Accounts payable, accrued expenses and other liabilities                          (886)                    3,512
        Operating advances due from Nextel WIP                                          (3,933)                    9,495
                                                                                   ------------             -------------
    Net cash provided by (used in) operating activities                                (26,917)                    5,727
                                                                                   ------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loan to officer                                                                          -                    (2,200)
    Capital expenditures                                                               (55,036)                   (7,385)
    Proceeds from sale of assets                                                         5,503                         -
    FCC licenses                                                                          (863)                        -
    Purchase of short-term investments                                                 (84,288)                        -
                                                                                   ------------             -------------
         Net cash used in investing activities                                        (134,684)                   (9,585)
                                                                                   ------------             -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock                                                 540,500                         -
    Proceeds from borrowings                                                           200,000                   581,376
    Restricted cash transfer                                                           175,000                  (175,000)
    Proceeds from equity contributions                                                       -                    52,144
    Return of capital to Nextel WIP                                                          -                  (130,900)
    Equity costs                                                                       (30,618)                   (2,524)
    Debt issuance costs                                                                 (5,498)                  (20,442)
                                                                                   ------------             -------------
         Net cash provided by financing activities                                     879,384                   304,654
                                                                                   ------------             -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              717,783                   300,796

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         154,273                        16
                                                                                   ------------             -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  872,056               $   300,812
                                                                                   ============             =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
    Capitalized interest on accretion of senior discount notes                      $    3,252               $         -
                                                                                   ============             =============
    Accretion of redeemable preferred stock dividends                               $    3,291               $         -
                                                                                   ============             =============
CASH PAID FOR INTEREST, NET OF CAPITALIZED AMOUNT                                   $    6,988               $         -
                                                                                   ============             =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NEXTEL PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION

Our interim financial statements for the three-month periods ended March 31, 2000 and 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form S-1 Registration Statement declared effective on February 22, 2000.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CAPITALIZATION

INITIAL PUBLIC OFFERING CAPITALIZATION TRANSACTIONS

In January 1999, the Board of Directors of the Company authorized the filing of a registration statement with the Securities and Exchange Commission (the "SEC") that would permit the Company to sell shares of the Company's common stock in connection with a proposed initial public offering ("IPO"). On January 27, 2000 the Company filed a registration statement with the SEC to sell 27,025,000 shares of Class A common stock which became effective February 22, 2000. With the consummation of the IPO on February 25, 2000 all the outstanding shares of the Company's Series A preferred stock converted into 125,834,646 shares of Class A common stock and all the outstanding Company's Series C and D preferred stock automatically converted into 77,782,626 shares of Class B common stock. In addition, the Series B redeemable preferred stock held by Nextel WIP became subject to mandatory cash redemption 375 days after February 1, 2009. The Series B preferred stock, plus accrued dividends, was reclassified from stockholder's equity to the section of the balance sheet between liabilities and stockholder's equity. Simultaneously, an adjustment was made to the accumulated deficit representing the 12% dividend accrued from the time of issuance to the closing date of the IPO.

NOTE 3 - OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

DESCRIPTION OF BUSINESS

The Company provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. The Company's operations are primarily conducted by OPCO, a wholly owned subsidiary of the Company.

The Company's digital network ("Nextel digital mobile network") has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"). The Company's principal business objective is to offer high-capacity, high-quality, advanced communication services in its territories throughout the United States targeted towards mid-sized and smaller markets. Various operating agreements entered into by subsidiaries of the Company and Nextel WIP (see Note 6) provide for support services to be provided by Nextel WIP, as required.

NET LOSS PER SHARE

In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation, as their effects are antidilutive. The Company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options, warrants and restricted stock as the effect of their inclusion is antidilutive during each period.

The basic and diluted net loss per share is computed based on the weighted average number of shares of common stock issued for the IPO plus the common stock outstanding that was automatically converted from the preferred stock outstanding upon completion of the Company's initial public offering. The weighted average number of shares for the three months ended March 31, 2000 does not represent a complete reporting period since the IPO was consummated on February 25, 2000. In addition, net loss available to common stockholders increased by the amount of the accrued dividend on the Series B Redeemable preferred stock.

RESTRICTED CASH

The restricted cash has been made available to use since the FCC approved the transfer of control of the Initial Capitalization Transaction FCC licenses to the Company from Nextel WIP.

DEBT ISSUANCE COSTS

In connection with the issuance of the 11% Senior Notes (the "Senior Notes") discussed in Note 4, the Company has incurred a total of $5.5 million in deferred financing costs of which $400,000 relates to amending the Amended and Restated Credit Agreement for the Term B and C loans for these Senior Notes. These debt issuance costs will be amortized over the terms of the underlying obligation using the effective interest rate method.

PROCEEDS FROM SALE OF ASSETS

On October 13, 1999, the Company signed a Letter of Agreement by and among Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash. The Company will then lease space on the telecommunication towers from Spectrasite pursuant to a master lease agreement. During the three-month period ending March 31, 2000, the Company received proceeds of approximately $5.5 million in cash for the assets sold to Spectrasite Holdings, Inc. These sale-leaseback transactions are accounted for as real-estate lease agreements and normal sales-leasebacks.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 137 issued August 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. The Company has not evaluated the effects of this change on its financial position or results of operations.

REVENUE RECOGNITION IN FINANCIAL STATEMENTS--In November of 1999, the SEC released Staff Accounting Bulletin Number 101--Revenue Recognition in Financial Statements. This bulletin will become effective for the Company for the quarter ended June 30, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunication services. The Company believes that the effects of this bulletin will not be material to its financial position or the results of its operations.

NOTE 4 - LONG-TERM DEBT (in thousands):


                                                                                  March 31,             December 31,
                                                                                    2000                   1999
                                                                                    ----                   ----
14% Senior Redeemable Discount Notes due 2009, net of
  unamortized discount of $323.6 million at March 31, 2000......................  $476,360               $460,484
11% Senior Notes due 2010, interest payable semiannually in cash and
   in arrears...................................................................   200,000               ---
Bank Credit Facility--Term B Loan, interest at Company's option, calculated on
  Administrative Agent's alternate base rate or reserve adjusted London
  Interbank Offered Rate ("LIBOR")..............................................   175,000                175,000
Bank Credit Facility--Term C Loan, interest at Company's
  option, calculated on Administrative Agent's alternate
  base rate or reserve adjusted LIBOR.........................................     150,000                150,000
                                                                                   -------                -------
                                                         Total Long-term Debt   $1,001,360               $785,484
                                                                                ==========               ========


11% SENIOR NOTES

On February 29, 2000, the Company issued $200.0 million in aggregate principal amount 11% Senior Notes due 2010 (the "Senior Notes"). Interest will accrue at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2000.

The Senior Notes represent senior unsecured obligations of the Company, and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The Senior Notes are effectively subordinated to (i) all secured obligations of the Company, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

The indenture contains certain covenants that limit, among other things, the ability of the Company to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of its assets, (iv) create liens on assets, and
(v) enter into certain transactions with affiliates or related persons.

The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of liquidation. In addition, prior to March 15, 2003, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount at maturity of the Senior Notes originally issued at a redemption price equal to 111% of the principal amount of the notes redeemed, plus accrued and unpaid interest and liquidated damages if any, with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the Senior Notes originally issued remains outstanding immediately after the occurrence of such redemption.

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

REGULATORY MATTERS

The FCC granted approval to transfer ownership of the Initial Capitalization Transaction licenses on January 21, 2000 from Nextel WIP to the Company. Pursuant to this event the cash collateral account (restricted cash) established by the Company to maintain a balance equal to the amounts outstanding under the term B credit facility was made available.

On March 20, 2000 the FCC granted approval to transfer ownership of the Option Territory licenses from Nextel WIP to the Company.

NOTE 6 - RELATED PARTY TRANSACTIONS


MOTOROLA PURCHASE AGREEMENTS

Pursuant to the equipment purchase agreements between the Company and Motorola, and prior to the Capitalization Transactions, pursuant to purchase agreements between Nextel WIP and Motorola, Motorola provided the iDEN infrastructure and subscriber handset equipment to the Company throughout its markets (such equipment purchase agreements, are referred to herein as the "Equipment Purchase Agreements"). The Company expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern the Company's rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

For the three-months ended March 31, 2000 and 1999, the Company purchased approximately $25.5 million and $1.7 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

THE JOINT VENTURE AGREEMENT

The Company, OPCO and Nextel WIP entered into a joint venture agreement (the "Joint Venture Agreement") dated January 29, 1999. Summarized below are several of the important terms of the Joint Venture Agreement.

BACK OFFICE/MIS SERVICES--Nextel WIP provides the Company access to certain back office and information systems platforms on an ongoing basis, as more fully described in the Joint Venture Agreement. The Company pays to Nextel a fee, based on Nextel's cost, for these services. For the three-months ended March 31, 2000 and 1999, the Company was charged approximately $206,000 and $45,000 for these services, respectively.

ROAMING AGREEMENT--Pursuant to a roaming agreement (the "Roaming Agreement") entered into between Nextel WIP and OPCO, Nextel WIP and OPCO provide ESMR service to subscribers of the other (in either case, the "Home Service Provider") while such subscribers are out of the Home Service Provider's territory and roaming in the territory of the other (in either case, the "Remote Service Provider"). Under the Roaming Agreement, each Home Service Provider is responsible for billing its own subscribers and designated users for roaming usage in accordance with its own subscriber plans and service agreements. The Roaming Agreement provides that each party pays the others monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider's territory. For the three-months ended March 31, 2000 and 1999, the Company earned approximately $3.8 million and $7,500, respectively from Nextel customers roaming on the Company's system and was charged approximately $618,000 and $3,300 for the same period, for the Company's customers roaming on Nextel's system.

MASTER SITE LEASE AGREEMENT--OPCO leases from Nextel WIP, under a master site lease agreement entered into between them (the "Master Site Lease"), telecommunications towers and sites and space on telecommunications towers, which are owned or leased by affiliates of Nextel WIP in the Territory. Pursuant to the Master Site Lease, as the network build-out progresses, additional sites may become subject to the Master Site Lease. OPCO pays Nextel WIP monthly rental payments based on the number of telecommunication towers leased by OPCO. For the three-months ended March 31, 2000 and 1999, the Company was charged approximately $178,000 and $94,000, respectively, by Nextel WIP under these arrangements.

TRANSITION SERVICES AGREEMENT--Nextel WIP, through its affiliates, provides certain services to OPCO under a transition services agreement entered into between OPCO and Nextel WIP (the "Transition Services Agreement"). Under the Transition Services Agreement, certain accounting, payroll, customer care, purchasing, human resources and billing functions are made available to OPCO. In return for the services received through Nextel WIP, OPCO pays monthly fees to Nextel WIP based on Nextel WIP's cost. For the three-months ended March 31, 2000, the Company was charged approximately $743,000 for the transition services still required relating mostly to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the same period ended March 31, 1999, the Company was charged approximately $327,000.

SWITCH SHARING AGREEMENT--Nextel WIP provides certain telecommunications switching services to OPCO pursuant to a switch sharing agreement entered into between Nextel WIP and OPCO (the "Switch Sharing Agreement"). The Switch Sharing Agreement permits OPCO to link cell sites to and electronically access certain switching equipment used and maintained by affiliates of Nextel WIP in the operation of the Nextel digital mobile network, which facilitates OPCO provision of ESMR service to the Company's subscribers. Under the Switch Sharing Agreement, OPCO pays Nextel WIP monthly switching fees based on a pricing formula agreed to by the parties based on Nextel's cost of providing such services in the year 2001. For the three-months ended March 31, 2000 and 1999, the Company was charged approximately $1.2 million and $224,000, respectively, for these services.


NOTE 7 - SUBSEQUENT EVENTS

On April 6, 2000 the Company entered into an interest rate swap agreement with the Bank of Montreal for $50 million to partially hedge interest rate exposure. The hedge transaction was locked in at a three-month LIBOR rate of 6.7325%. It is a five-year swap transaction, with a one-time cancellation option by the Bank of Montreal at the end of three years.

On April 18, 2000 the Company redeemed 35% of its 14% Senior Discount notes for approximately $191 million, net a loss of approximately $23 million. The redemption was made with the proceeds received by the Company from its initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Some statements and information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts, but are forward-looking statements. For a discussion of important factors, including but not limited to the build-out of our portion of the Nextel digital mobile network, actions of regulatory authorities and competitors, and other factors that could cause results to differ materially from the forward-looking statements, see "Risk Factors."

Please read the following discussion of our condensed consolidated financial condition and results of operations for the three-month periods ended March 31, 2000 and 1999 together with our Form S-1 Registration Statement declared effective on February 22, 2000.

Our historical results discussed in this section and throughout this Form 10-Q include the operations we acquired from Nextel WIP on January 29, 1999 in connection with our Initial and Expansion Territory Capitalization transactions, which operations had previously been managed by Nextel.

OVERVIEW

We hold or have the right to use broadband wireless frequencies that cover 40 million persons, or Pops in 46 markets. We also have the option to acquire from Nextel WIP frequencies that cover an additional 13 million Pops, of which we currently intend to acquire frequencies covering 2.3 million Pops. As of March 31, 2000, we had commercial operations in markets with total Pops of 13.9 million and the ability to offer service to, or cover approximately 11.0 million Pops. These operational markets are in Hawaii, New York, Texas, Pennsylvania, Kentucky, and Florida.

As of March 31, 2000, we had approximately 75,000 digital subscribers. Compared to March 31, 1999 with an ending subscriber count of approximately 15,000, our subscriber base grew 390%. In the three-month period ended March 31, 2000, we added (net of deactivations) approximately 29,000 subscriber units.

Due to the continued development, build-out and enhancement of our portion of the Nextel digital mobile network, we expect to continue to experience negative operating margins. In addition, we anticipate costs such as site rentals, telecommunications expenses, network equipment and other capital items to increase. Sales and marketing expenses and general and administrative costs are also expected to increase with the commercialization of service in new markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

Our primary sources of revenues are service revenues and equipment revenues. Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Our equipment revenues consist of revenues received for wireless telephones purchased by our subscribers. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the merchandise is sold by the distributors.

Total revenues increased 330% to $18.5 million during the first quarter of 2000, from $4.3 million in the same period in 1999. The growth in revenues was due to launching new markets along with increased revenues from the existing markets. The following table sets forth those markets launched during the first quarter of 2000 and our previously launched markets:


                                         MARKETS                                     MARKET LAUNCH
                                         -------                                     -------------
             Harrisburg/York/Lancaster, PA                                         1st Quarter 2000
             Wilkes-Barre/Scranton, PA                                             1st Quarter 2000
             Kentucky (Lexington-Fayette, Louisville)                              1st Quarter 2000
             Tallahassee, FL                                                       1st Quarter 2000
             Bryan/College Station, TX                                             1st Quarter 2000
             Temple/Killeen/Waco, TX                                               4th Quarter 1999
             Erie, PA                                                              4th Quarter 1999
             Hawaii (all islands)                                                  3rd Quarter 1998
             Rochester, NY                                                         3rd Quarter 1998
             Buffalo, NY                                                           3rd Quarter 1998
             Syracuse/Utica-Rome/Binghamton/Elmira, NY                             3rd Quarter 1998
             Albany/Glen Falls, NY                                                 3rd Quarter 1998

Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU increased from $64 to $65 for the three-month period ended March 31, 2000. For second quarter 2000, we believe that ARPU may decline due to additional markets launching during this period. The following table sets forth our recent revenues and ARPU:


                                                                   REVENUES
                                   (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT FOR AVERAGE REVENUE PER UNIT)

                                         FOR THE THREE                            FOR THE THREE
                                          MONTHS ENDED      % OF CONSOLIDATED     MONTHS ENDED      % OF CONSOLIDATED
                                         MARCH 31, 2000         REVENUES         MARCH 31, 1999         REVENUES
                                         --------------         --------         --------------         --------
Service and roaming revenues                $14,983                81%               $3,493                81%
Equipment revenues                            3,526                19%                  811                19%
                                            -------             -------             -------              -------
         Total revenues                     $18,509               100%               $4,304               100%
                                            =======               ====               ======               ====
ARPU (1)                                      $65                                     $64
                                              ===                                     ===

(1) ARPU does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

COST OF SERVICE REVENUES

Cost of service revenues consists primarily of network operating costs composed of site and switch rent, utilities, maintenance and interconnect charges. It also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel's portion of the Nextel digital mobile network. These expenses depend mainly on the number of operating cell sites, total minutes of use and mix of minutes of use between interconnect and Nextel Direct Connect services.

For the three-months ended March 31, 2000 our cost of service revenues was $11.2 million compared to $3.1 million for the same period in 1999. The increase in costs is primarily the result of bringing on-air approximately 585 sites during the period from March 31, 1999 to March 31, 2000 for a total of 803 operating cell sites, as well as increases in airtime usage. Increased airtime usage resulted from the growth in number of subscribers along with the increased interconnect minutes of use per subscriber. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

COST OF EQUIPMENT REVENUES

Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. For the three-months ended March 31, 2000 our cost of equipment revenues was $6.5 million compared to $1.7 million for the same period in 1999. The increase in costs is related mostly to the growth in volume of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was ($2.9) million and ($900,000) for the three-months ended March 31, 2000 and 1999, respectively. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will exceed our equipment revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the three-months ended March 31, 2000 these costs were $19.8 million compared to $5.2 million for the same period ended March 31, 1999.

Sales and marketing expenses relate to salaries for sales representatives and sales support personnel, and costs associated with indirect distribution channels, marketing and advertising programs. These expenses increased as a result of:
-    increased sales and marketing activities to grow our subscriber base;
- our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and
- higher expenses related to higher sales from the indirect distribution channel.

We anticipate that our cost per additional customer will be relatively high during our first several years of operation, but will decline as sales representatives become more efficient, we expand our indirect distribution channels and the cost of our sales infrastructure is distributed over a greater base of customer additions.

General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. The three-month period ended March 31, 1999 was a transition period during which Nextel WIP made many of the above services available to us. By March 31, 2000, we transferred the majority of these services to our employees and systems. Therefore, our general and administrative costs increased as a result of our:
- hiring employees to set-up functional departments and offices to support the growth of the new and existing markets;
- staffing and operating our own customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and
- hiring employees to maintain and support systems that were in development during 1999.

STOCK BASED COMPENSATION EXPENSE

For the three-month periods ended March 31, 2000 and 1999, we recorded stock based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $18.0 million and $641,000, respectively. This expense is a non-cash expense. These grants are considered compensatory and we account for their deferred compensation expenses on a basis similar to that used for stock appreciation rights.

DEPRECIATION AND AMORTIZATION EXPENSE

For the three-months ended March 31, 2000, our depreciation and amortization expense was $5.0 million compared to $2.5 million for the same period in 1999. The $2.5 million increase relates primarily to depreciating the wireless network assets for the 585 additional cell sites placed in service and amortizing additional FCC licensed radio spectrum associated with the new markets launched.

NET LOSS

For the three-months ended March 31, 2000 we reported a net loss attributable to common shareholders of approximately ($55.2) million. This represents an increase of ($37.8) million from our loss of ($17.4) million for the same period in 1999. Expenses increased in all categories as we have added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for the new launch markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network, including the future acquisitions of additional frequencies and the introduction of new services. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, cell site construction, and additional FCC licenses. Currently, we estimate that capital requirements to build out our portion of the Nextel digital mobile network, including build-out of the two markets that we intend to exercise our option to purchase, and operating losses and working capital for the period from inception through the end of 2003, will total approximately $1.7 billion, including the in-kind contributions we have received or expect to receive from Nextel WIP and Motorola.

For the first three months of 2000, we used $26.9 million in cash for operating activities, compared to providing cash of $5.7 million for the same period in 1999. The increased use of funds for operating activities was primarily due to expenses relating to hiring employees, setting-up functional departments and offices, network operating costs for additional sites placed in service and increased marketing and sales activities. In addition, during the first three months of 2000, we invested $57.0 million in capital expenditures, including $1.9 of non-cash capitalized interest, spent primarily to build out the Nextel digital mobile network in the upstate New York, Hawaii, Pennsylvania, Kentucky, Iowa, Florida and Texas markets. During the same period in 1999, we invested $7.4 million in capital expenditures, which was primarily for the Hawaii and upstate New York markets. We also invested $84.3 million in short-term investments for the three-month period ended March 31, 2000.

In addition, as of March 31, 2000 we had approximately $20.1 million in commitments for additional frequency purchases.

SOURCES OF FUNDING

To date, third-party financing activities have provided all of our funding. As of December 31, 1999 these financings totaled $851.1 million and included:

-    proceeds from cash equity contributions of $119.7 million;

-    the offering of our 14% senior discount notes for $406.4 million; and

-    term loans incurred by our operating subsidiary of $325.0 million.

For the year ended December 31, 1999, we also received:

- the contribution by Nextel WIP of FCC licenses valued at $142 million, in exchange for preferred stock; and

- the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola manufactured infrastructure equipment in exchange for preferred stock, all of which had been used by December 31, 1999.

In addition, as of December 31, 1999, we had irrevocable commitments from our current stockholders to contribute an additional $83.1 million. An installment of $52.1 million was contributed in December 1999. The remaining commitments will be paid in installments of $15.5 million in September of 2000, $52.1 million in December 2000, and $15.5 million in September 2001.

During the three-months ending March 31, 2000, additional third-party financing provided $740.5 million of funding and included:

- proceeds from the sale of common stock in our initial public offering of $540.5 million; and

-    the offering of 11% senior notes for $200.0 million.

Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 these notes were exchanged by us for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. As of March 31, 2000, the accreted value of the outstanding senior discount notes was approximately $476.4 million. On April 18, 2000, we redeemed approximately $191 million of these outstanding notes with proceeds from our initial public offering. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520 million by February 1, 2004.

Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999. The credit facility, as amended, includes a $175 million term loan, a $150 million term loan and a $100 million reducing revolving credit facility. Subject to Nextel Partners Operating Corp.'s right in the future to seek an increase of up to $50 million, the credit facility may not exceed $425 million. The $175 million term loan matures on January 29, 2008 and the $150 million term loan matures on July 29, 2008. The revolving credit facility will terminate on January 29, 2007.

On January 29, 1999, Nextel Partners Operating Corp. borrowed the full amount of the $175 million term loan and on September 9, 1999, it borrowed the full amount of the $150 million term loan. As of March 31, 2000, no amounts were outstanding under the $100 million revolving credit facility.

The $175 million and the $150 million term loans both bear interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The applicable margin for the $175 million term loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the $150 million term loan is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as adjusted, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA, as adjusted, and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate.

Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains customary financial and other covenants for the wireless industry. The credit facility also contains covenants requiring the maintenance of certain defined financial ratios and meeting operational targets including service revenues, subscriber units and network coverage. As of March 31, 2000 we were in compliance with all covenants associated with this credit facility.

On February 29, 2000, we issued $200 million of 11% Senior Notes due 2010. These notes will be exchanged by us for registered notes having the same financial terms and covenants within 120 days of the closing date of March 10, 2000. Interest will accrue for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2000.

We believe the net proceeds from the IPO offering and 11% Senior Notes, together with the initial equity investments, the proceeds from the issuance of the senior discount notes and borrowings under the credit facility, provide us with funds sufficient to complete the build-out of our existing markets and the two markets for which we intend to exercise our option to buildout, acquire additional frequencies and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year. As of March 31, 2000, our cash and cash equivalents and short-term investments balance was approximately $1.2 billion. Although we estimate that we will have sufficient funds through 2003, we cannot assure you that additional funding will not be necessary. We could require additional financing in order to complete our portion of the Nextel digital mobile network, to acquire additional FCC licenses, to add capacity and to offer additional services, and such additional financing might be expensive or impossible to obtain.

                                  RISK FACTORS

RISK FACTORS RELATING TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES AND MAY NOT BE ABLE TO GENERATE THE EARNINGS NECESSARY TO FUND OUR OPERATIONS, SUSTAIN THE CONTINUED GROWTH OF OUR BUSINESS OR REPAY OUR DEBT OBLIGATIONS.
We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses and, as of March 31, 2000, we had incurred operating losses of approximately $113.7 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to complete the commercial launch of our portion of the Nextel digital mobile network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition and our failure to make any required payments would result in defaults under all our debt agreements, which could result in the cessation of our business.

WE MUST COMPLETE OUR PORTION OF THE NEXTEL DIGITAL MOBILE NETWORK BY SET DEADLINES, OFFER CERTAIN SERVICES AND MEET PERFORMANCE REQUIREMENTS OR RISK TERMINATION OF OUR AGREEMENTS WITH NEXTEL WIP, WHICH WOULD ELIMINATE OUR ABILITY TO CARRY OUT OUR CURRENT BUSINESS PLAN AND STRATEGY.
Our operating agreements with Nextel WIP require us to construct our portion of the Nextel digital mobile network to specific standards and by set deadlines, offer certain services and meet performance requirements. Our failure to meet any of these requirements could constitute a material default under the operating agreements that would give Nextel WIP the right to terminate these agreements, including the right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition. In addition, as described below, in certain circumstances, upon termination of the agreements by Nextel WIP, Nextel WIP could acquire all of our outstanding stock, including shares of Class A common stock.

OUR SUCCESS IS DEPENDENT, IN PART, ON NEXTEL COMPLETING ITS PORTION OF THE NEXTEL DIGITAL MOBILE NETWORK AND CONTINUING TO BUILD AND SUSTAIN CUSTOMER SUPPORT OF ITS BRAND AND THE MOTOROLA IDEN TECHNOLOGY, AND IF NEXTEL EXPERIENCES FINANCIAL OR OPERATIONAL DIFFICULTIES OUR BUSINESS WOULD BE ADVERSELY AFFECTED. Our business plan depends, in part, on Nextel completing its portion of the Nextel digital mobile network on schedule and continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain new customers. Additional information regarding Nextel and its domestic digital mobile network business can be found in Nextel's Annual Report on Form 10-K for the year ended December 31, 1999 and Nextel's other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 under SEC file number 0-19656. You should read these filings to more fully understand the risks presented by our affiliation with Nextel.

OUR BUSINESS STRATEGY DEPENDS ON THE SUCCESSFUL AND CONTINUED INTEGRATION OF OUR PORTION OF THE DIGITAL MOBILE NETWORK WITH NEXTEL'S PORTION.
Pursuant to our operating agreements with Nextel WIP, Nextel WIP provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches that direct calls to their destinations. These services are critical to the successful integration of our portion of the Nextel digital mobile network with Nextel's portion, which is essential to the overall success of our business.

Moreover, our business plan depends on our ability to implement an integrated customer service, network management and billing system with Nextel's systems to allow our respective portions of the Nextel digital mobile network to operate together, and provide our and Nextel's customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these information systems on schedule may have an adverse effect on our results of operations.

DIFFICULTIES IN CONSTRUCTING AND OPERATING OUR PORTION OF THE NEXTEL DIGITAL MOBILE NETWORK COULD INCREASE THE ESTIMATED COSTS AND DELAY THE SCHEDULED COMPLETION OF THE NETWORK, THEREBY ADVERSELY AFFECTING OUR ABILITY TO GENERATE REVENUE.
The development and operation of our portion of the Nextel digital mobile network involves a high degree of risk. Before we are in a position to commence operations in our undeveloped markets, we will need to:
- select and acquire appropriate sites for our transmission equipment, or cell sites;
- purchase and install low-power transmitters, receivers and control equipment, or base radio equipment;
-    build out the physical infrastructure;
- obtain interconnection services from local telephone service carriers on a timely basis; and
-    test the network.

Our ability to perform these necessary steps successfully may be hindered by, among other things, any failure:

- to lease or obtain rights to sites for the location of our base radio equipment;
- to obtain necessary zoning and other local approvals with respect to the placement, construction and modification of our facilities;
- to acquire additional necessary radio frequencies from third parties or to exchange radio frequency licenses with Nextel WIP;
- to commence and complete the construction of sites for our equipment in a timely and satisfactory manner; and
- to obtain necessary approvals, licenses and permits from federal, state and local agencies, including land use regulatory approvals and approval from the Federal Aviation Administration with respect to the transmission towers that we will be using.

Before fully implementing our portion of the Nextel digital mobile network in a new market area or expanding coverage in an existing market area, we must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, free up frequency channels now devoted to non-digital transmissions and begin systems optimization. These processes may take weeks or months to complete, and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies. In addition, we may experience cost overruns and delays not within our control caused by acts of governmental entities, design changes, material and equipment shortages, delays in delivery and catastrophic occurrences. Any failure to construct our portion of the Nextel digital mobile network on a timely basis may affect our ability to provide services in our markets on a schedule consistent with our current business plan, and any significant delays could have a material adverse effect on our business. Moreover, if we fail to launch two or more markets in any year within 180 days of the scheduled launch date, or if we fail to complete the build-out of two or more markets in any year within 180 days of the scheduled build-out date, we could be in default of our operating agreements with Nextel WIP, which would impede our ability to execute our business plan.

WE MAY BE REQUIRED TO IMPLEMENT MATERIAL CHANGES TO OUR BUSINESS OPERATIONS TO THE EXTENT THESE CHANGES ARE ADOPTED BY NEXTEL, WHICH MAY NOT BE BENEFICIAL TO OUR BUSINESS.
If Nextel adopts material changes to its operations, including the adoption of new technology, our operating agreements with Nextel WIP give it the right to require similar changes to our operations. The failure to implement required changes could, under certain circumstances, trigger the ability of Nextel WIP to terminate its operating agreements with us. Even if the required change is beneficial to Nextel, the effect on our business may differ due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business plan and potentially give Nextel WIP the right to purchase all of our outstanding stock for a price per share equal to 80% of the average closing price of our stock for the 20 day trading days prior to the default.


OUR HIGHLY LEVERAGED CAPITAL STRUCTURE LIMITS OUR ABILITY TO OBTAIN ADDITIONAL FINANCING AND COULD ADVERSELY AFFECT OUR BUSINESS IN SEVERAL OTHER WAYS.
The level of our outstanding debt greatly exceeds the level of our revenues and stockholders' equity. As of March 31, 2000, we had $1.0 billion of total indebtedness outstanding, including $325 million outstanding under our credit facility, $476.4 million of 14% senior discount notes outstanding at their accreted value and $200 million of 11% senior notes. This indebtedness represented approximately 61% of our total capitalization at that date. As of March 31, 2000, we also had $25.1 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

Our large amount of indebtedness could significantly impact our business for the following reasons:
- it limits our ability to obtain additional financing, if needed, to complete the build-out of our portion of the Nextel digital mobile network, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;
- it means that we will need to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, thereby reducing funds available for our build-out, operations or other purposes;
- it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates;
- it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below that which we can or are willing to match; and
- it limits our ability to react to changing market conditions, changes in our industry and economic downturns.

Despite current indebtedness levels, our subsidiaries and we may still be able to incur substantially more debt. Our credit facility would permit additional borrowing of up to $50 million and all of those borrowings would be senior to our outstanding notes. The debt service requirements of any additional indebtedness could make it very difficult for us to make payments of cash interest on our outstanding notes.

WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.
Our ability to make payments on our indebtedness, including our outstanding notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. These factors include, among other things, our ability to: (a) successfully implement our business plan and related strategy, including the construction and operation of our portion of the Nextel digital mobile network; (b) obtain and retain a significant number of subscribers; and (c) achieve significant and sustained growth in our revenues and earnings from operations.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, including our outstanding notes, or to fund our other liquidity needs.

IN THE FUTURE WE MAY NEED TO REFINANCE OUR INDEBTEDNESS AND OUR ABILITY TO REFINANCE OUR INDEBTEDNESS WILL DEPEND ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL, AND WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO DO SO.
Our credit facility will mature prior to the maturity of our outstanding notes, and our obligations thereunder are senior to the notes in right of payment and are secured by liens on assets of our subsidiaries and a pledge of their capital stock. We expect that we may be required to refinance our indebtedness under our credit facility. Our ability to refinance our indebtedness will depend on, among other factors, our financial condition at the time of the refinancing, the restrictions contained in the instruments governing our other indebtedness then outstanding and other factors beyond our control, including market conditions. If our indebtedness under our credit facility cannot be repaid at maturity or refinanced, then we will be unable to meet our obligations under our indentures and outstanding notes.

OUR OUTSTANDING DEBT INCLUDES RESTRICTIVE AND FINANCIAL COVENANTS THAT LIMIT OUR OPERATING FLEXIBILITY.
The indentures governing our outstanding notes and our credit facility contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:
-    incur additional debt;
-    pay dividends or distributions on, or redeem or repurchase, capital stock;
-    create liens on assets;
-    make investments, loans or advances;
-    issue or sell capital stock of certain of our subsidiaries;
-    enter into transactions with affiliates;
-    enter into a merger, consolidation or sale of assets; or
-    engage in any business other than telecommunications.

In addition, the credit facility imposes financial covenants which require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, minimum service revenues, minimum subscriber units and covered Pops, minimum EBITDA requirements and minimum fixed charge coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future and if we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our ability to carry out our business plan and would have a negative impact on our financial condition.

IF AN EVENT CONSTITUTING A CHANGE OF CONTROL OCCURS, WE MAY BE REQUIRED TO REDEEM ALL OF OUR OUTSTANDING NOTES EVEN IF OUR CREDIT FACILITY PROHIBITS SUCH REDEMPTION OR WE LACK THE RESOURCES TO MAKE SUCH REDEMPTION.
Upon the occurrence of a defined change of control under the indentures governing our outstanding notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem all outstanding notes. Our credit facility prohibits us, except under certain circumstances, from redeeming any of the notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming the notes our failure to redeem the tendered notes would constitute an event of default under the respective indentures, which would in turn result in a default under the credit facility. Any default under our indentures or credit facility would harm our financial condition and could adversely impact our ability to effectuate our business plan. Moreover, even if we obtained consent under our credit facility, we cannot assure you that we would have sufficient resources to redeem the notes and still have sufficient funds available to successfully pursue our business plan.

OUR FUTURE PERFORMANCE WILL DEPEND ON OUR AND NEXTEL'S ABILITY TO SUCCEED IN THE HIGHLY COMPETITIVE WIRELESS COMMUNICATIONS TRANSMISSION INDUSTRY.
Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including:
- If the wireless communications technology used by Nextel and us does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers, which would adversely our business. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network. If we are unable to address and resolve satisfactorily, performance or other transmission quality issues as they arise, including transmission quality issues on Nextel's portion of the Nextel digital mobile network, or if these issues limit our ability to expand our network coverage or capacity as currently planned, or place either Nextel or us at a competitive disadvantage to other wireless service providers in our markets, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.
- If Nextel or we cannot expand, provide and maintain our respective system coverage on a nationwide basis in the United States, then our growth and operations would be adversely affected. We will not be able to provide roaming system coverage comparable to that currently available through roaming arrangements from cellular and some personal communication services operators, unless and until we and Nextel substantially complete a nationwide digital mobile network. This places us at a competitive disadvantage, as some other providers currently have roaming agreements that provide coverage of each other's markets throughout the United States, including areas where our portion and/or Nextel's portion of the Nextel digital mobile network has not been or will not be built. In addition, some of our competitors provide their customers with subscriber units with both digital and analog capability, which expands their coverage, while Nextel and we have only digital capability.

     We cannot assure you that we will be able to achieve sufficient system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we provide on our portion and Nextel's portion of the Nextel digital mobile network.
- Neither Nextel nor we have the extensive direct and indirect channels of distribution for the Nextel digital mobile network products and services that are available to some of our competitors. The lack of this distribution channel could adversely affect our operating results and have a negative impact on our business. Many of our competitors have established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas. We have increased the proportion of our digital mobile network customers that we obtain through our indirect distributor network, and we currently anticipate that we will rely more heavily on indirect distribution channels to achieve greater market penetration for our digital wireless service offerings. However, as we expand our retail subscriber base through increased reliance on indirect distribution channels and as price competition in the wireless industry intensifies, our average revenue per digital subscriber unit may decrease and our customer retention may be adversely affected.
- If we cannot offer pricing packages attractive to customers, our revenues may be adversely affected, which could adversely affect our operating results.
- If our competitors provide two-way radio dispatch services, we will lose a competitive advantage. Our two-way radio dispatch services are currently not available through traditional cellular or personal communication services providers; however, if either personal communication services or cellular operators provide two-way radio dispatch or comparable services in the future, our competitive advantage may be impaired, which could have an adverse effect on our revenue.

WE MAY FACE PRESSURE TO REDUCE OUR PRICES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS AND THE VALUE OF YOUR INVESTMENT.
We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors' prices in these markets will decrease. We may encounter further market pressures to:
-    reduce our digital mobile network service offering prices;
- restructure our digital mobile network service offering packages to offer more value; or
- respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market.

OUR EQUIPMENT IS MORE EXPENSIVE THAN THE EQUIPMENT OF SOME OF OUR COMPETITORS, WHICH MAY ADVERSELY AFFECT OUR GROWTH AND OPERATING RESULTS.
We currently market multi-function digital wireless telephones, providing mobile telephone and private and group dispatch service, in addition to paging and alphanumeric short-text messaging. Our mobile telephones are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. Although we believe that our multi-function wireless telephones currently are competitively priced compared to multi-function digital cellular and personal communication services telephones, the higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi-service offering. This may reduce our growth opportunities or profitability and may adversely affect our operating results.

OUR NETWORK MUST HAVE SUFFICIENT CAPACITY TO SUPPORT OUR ANTICIPATED CUSTOMER GROWTH.
Our business plan depends on assuring that our portion of the Nextel digital mobile network has adequate capacity to accommodate anticipated new customers and the related increase in usage of our network. This plan relies on:
-    the ability to obtain additional radio spectrum when and where required;
- the availability of wireless telephones of the appropriate model and type to meet the demands and preferences of our customers; and
- the ability to obtain additional cell sites and other infrastructure equipment.
We cannot assure you that we will not experience unanticipated difficulties in obtaining these items, which could adversely affect our ability to build our network.

WE HAVE POTENTIAL SYSTEMS LIMITATIONS ON ADDING CUSTOMERS, WHICH MAY ADVERSELY AFFECT OUR GROWTH AND PERFORMANCE.
Critical to our business plan is our success in attracting and retaining large numbers of customers to our portion of the Nextel digital mobile network to generate revenue. In order to do so, we must develop effective procedures for customer activation, customer service, and billing and other support services. Even if our system is functional on a technical basis, we may encounter other factors that could adversely affect our ability to successfully add customers to our portion of the Nextel digital mobile network, including:
- inadequate or inefficient information systems, business processes and related support functions, especially as related to customer service and accounts receivable collection; and

- an inappropriately long length of time between a customer's order and activation of service for that customer, especially since the current activation time is longer than that of some of our competitors.
Customer reliance on our customer service functions may increase as we add new customers. Our inability to timely and efficiently meet the demands for services could decrease or postpone subscriber growth, or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenues.

WE ARE DEPENDENT ON OUR CURRENT KEY PERSONNEL AND OUR SUCCESS DEPENDS UPON OUR CONTINUED ABILITY TO ATTRACT, TRAIN AND RETAIN ADDITIONAL QUALIFIED PERSONNEL. The loss of one or more key officers could impair our ability to successfully build out and operate our portion of the Nextel digital mobile network. We believe that our future success will also depend on our continued ability to attract and retain highly qualified technical and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the wireless communications industry. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel.

THE TRANSMISSION TECHNOLOGY USED IN THE NEXTEL DIGITAL MOBILE NETWORK IS DIFFERENT FROM THAT USED BY MOST OTHER WIRELESS CARRIERS, AND, AS A RESULT, WE MIGHT NOT BE ABLE TO KEEP PACE WITH INDUSTRY STANDARDS IF MORE WIDELY-USED TECHNOLOGIES ADVANCE.
The Nextel digital mobile network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls "iDEN." Nextel and we are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other wireless networks.

Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technology without Nextel WIP's consent. Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service, and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, because of the restrictive provisions in our agreements, we will be less able to compete effectively and could lose customers to our competitors.

WE ARE DEPENDENT ON MOTOROLA FOR TELECOMMUNICATIONS EQUIPMENT NECESSARY FOR THE OPERATION OF OUR BUSINESS AND ANY FAILURE OF MOTOROLA TO PERFORM WOULD ADVERSELY AFFECT OUR OPERATING RESULTS AND THE VALUE OF YOUR INVESTMENT.
Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. We cannot assure you that any potential conflict of interest between Motorola and us will not adversely affect our ability to receive equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations and would adversely affect your investment. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot assure you that quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately among Nextel and us.

RISK FACTORS RELATING TO OUR INDUSTRY

CONCERNS THAT THE USE OF WIRELESS TELEPHONES MAY POSE HEALTH AND SAFETY RISKS MAY DISCOURAGE THE USE OF OUR WIRELESS TELEPHONES.
Media reports have suggested that, and studies are currently being undertaken to determine whether, radio frequency emissions from enhanced specialized mobile radio, or ESMR, cellular and personal communications service, or PCS, wireless telephones may be linked with health risks, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. The actual or perceived risk of portable telephones could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or through reduced financing available to the mobile communications industry.

Some state and local legislatures have passed or are considering legislation that would restrict the use of wireless telephones while driving automobiles due to safety concerns. The passage or proliferation of this type of legislation could decrease demand for our services.

REGULATORY AUTHORITIES EXERCISE CONSIDERABLE POWER OVER OUR OPERATIONS, WHICH COULD BE EXERCISED AGAINST OUR INTERESTS AND IMPOSE ADDITIONAL UNANTICIPATED COSTS.
The FCC and state telecommunications authorities regulate our business to a substantial degree. The regulation of the wireless telecommunications industry is subject to constant change. New rules and regulations may be adopted pursuant to the Communications Act of 1934, as amended. The Telecommunications Act of 1996 provided for significant deregulation of the U.S. telecommunications industry and such legislation remains subject to judicial review and additional FCC rulemaking. As a result, we cannot predict the effect that the legislation and any FCC rulemaking may have on our future operations. We must comply with all applicable regulations to conduct our business. Modifications of our business plans or operations to comply with changing regulations or certain action taken by regulatory authorities might increase our costs of providing service and adversely affect our financial condition. We anticipate FCC regulation or Congressional legislation that creates additional spectrum allocations that may also have the effect of adding new entrants into the mobile telecommunications market.

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

RISK FACTORS RELATING TO OUR CAPITAL STRUCTURE

UNDER CERTAIN CIRCUMSTANCES, NEXTEL WIP HAS THE ABILITY TO PURCHASE, AND THE MAJORITY OF OUR CLASS A STOCKHOLDERS CAN CAUSE NEXTEL WIP TO PURCHASE, ALL OF OUR OUTSTANDING STOCK, INCLUDING THE CLASS A COMMON STOCK.
Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund a redemption by us, of all of the outstanding shares of our Class A common stock. In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or to cause and fund a redemption by us of, all of the outstanding share of our Class A common stock.

NEXTEL WIP HAS APPROVAL RIGHTS THAT ALLOW IT TO EXERT SIGNIFICANT INFLUENCE OVER OUR OPERATIONS, AND IT CAN ACQUIRE ADDITIONAL SHARES OF OUR STOCK, WHICH COULD ALLOW US TO PROMOTE INTERESTS THAT MAY CONFLICT WITH THOSE OF OUR CLASS A STOCKHOLDERS.
Pursuant to our amended shareholders' agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or Nextel WIP itself, is required in order for us to:
-    make a material change in our technology;
- modify our business objectives in any way that is inconsistent with our objectives under our material agreements, including our operating agreements with Nextel WIP;
-    dispose of all or substantially all of our assets;
- make a material change in or broaden the scope of our business beyond our current business objectives; or
- enter into any agreement the terms of which would be materially altered in the event that Nextel WIP either exercises or declines to exercise its rights to acquire additional shares of our stock under the terms of the amended shareholders' agreement or our restated certificate of incorporation.
These approval rights relate to significant transactions, and decisions by the Nextel WIP-designated director could conflict with those of our other directors, including our independent directors.

The amended shareholders' agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder, and could result in a change of control of us. Additionally, if we experience a change of control, Nextel WIP could purchase all of our broadband licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the Federal Communications Commission, or FCC.

CERTAIN SIGNIFICANT STOCKHOLDERS REPRESENTED ON OUR BOARD OF DIRECTORS CAN EXERT SIGNIFICANT INFLUENCE OVER US AND MAY HAVE INTERESTS THAT CONFLICT WITH THOSE OF OUR NOTE HOLDERS, INCLUDING PURCHASERS IN THIS OFFERING.
Our officers, directors and greater than 5% stockholders together control approximately 78.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

In addition, under our amended shareholders' agreement, Nextel WIP, Madison Dearborn Partners and Eagle River each have the right to designate a member to our six-member board of directors. We cannot be certain that any conflicts that arise between the interests of our company and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

DLJ Merchant Banking, Madison Dearborn Partners and Eagle River each own significant amounts of our capital stock and each currently has a representative on our board of directors. Each of these entities or their affiliates has significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. We do not have a noncompetition agreement with any of our stockholders, and thus their or their affiliates' current and future investments could create conflicts of interest.

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF CONTROL THAT INVESTORS MAY FAVOR.
Provisions of our organizational documents, amended shareholders' agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that investors may consider favorable. We have authorized the issuance of "blank check" preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our broadband licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control of us could trigger an event of default under provisions in our credit facility, the indenture governing the notes and the indenture with respect to our senior discount notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of, and the voting and other rights of the holders of, our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

OUR RESTATED CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT ALLOW US TO REDEEM SHARES OF OUR SECURITIES IN ORDER TO MAINTAIN COMPLIANCE WITH APPLICABLE FEDERAL AND STATE TELECOMMUNICATIONS LAWS AND REGULATIONS.
Our business is subject to regulation by the FCC and state regulatory commissions or similar state regulatory agencies in the states in which we operate. This regulation may prevent some investors from owning our securities, even if that ownership may be favorable to us. The FCC and some states have statutes or regulations that would require an investor who acquires a specified percentage of our securities or the securities of one of our subsidiaries to obtain approval to own those securities from the FCC or the applicable state commission. Moreover, our restated certificate of incorporation allows us to redeem shares of our stock from any stockholder in order to maintain compliance with applicable federal and state telecommunications laws and regulations.

OUR SERIES B PREFERRED STOCK HAS A PREFERENCE IN LIQUIDATION TO OUR COMMON STOCK, CAN BE REDEEMED BY US AT ANY TIME AND MUST BE REDEEMED IN CASH IN 2010. Upon liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21,850,000, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per year, compounded quarterly. As of March 31, 2000, we had $25.1 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference. We must redeem all such shares in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption.

OUR STOCK PRICE IS VOLATILE.
The market price of our Class A common stock is volatile and has and will likely continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:
-    quarterly variations in our or Nextel's operating results;
- variations in our or Nextel's operating results from the expectations of securities analysts and investors;
- changes in expectations as to our or Nextel's future financial performance, including financial estimates by securities analysts and investors;

-    changes in laws and regulations affecting the telecommunications industry;
- announcements by third parties or us of significant claims or proceedings against us;
- changes in market valuations of Nextel or other telecommunications companies;
- announcements of technological innovations or new services by us, Nextel or our competitors;
- announcements by us, Nextel or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
-    additions or departures of key personnel;
-    future sales of our Class A common stock; and
-    stock market price and volume fluctuations.


                           FORWARD LOOKING STATEMENTS

OUR FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A VARIETY OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM CURRENT BELIEFS.
Some statements and information contained in this report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should" or "anticipates" or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties, including financial, regulatory environment, industry growth and trend predictions. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth under "Risk Factors." Such forward-looking statements include, but are not limited to, statements with respect to the following:

- our plan for meeting our scheduled build-out for commercial launch of markets within our portion of the Nextel digital mobile network;
- our business plan, its advantages and our strategy for implementing our plan;
- general economic conditions in the geographic areas and occupational markets that we are targeting in our portion of the Nextel digital mobile network;
- our expectation regarding the continued successful performance and market acceptance of the technology we use;
-    our ability to attract and retain sufficient subscribers;
- our anticipated capital expenditures and funding requirements, including our ability to access sufficient debt or equity capital to meet operating and financing needs;
- the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;
- the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability;
- our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables;
- the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;
- future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally; and
- other risks and uncertainties described from time to time in our reports filed with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risks arising from changes in interest rates. Our primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the term loans of our subsidiary under its credit facility. In April 1999, we entered into an interest rate swap agreement for $60 million of these borrowings to partially hedge our interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.7 million.

    We do not use financial instruments for trading or other speculative purposes.

    In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"),which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 137 issued August 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. We are still evaluating the effects of this change on its financial position or results of operations.

PART II
ITEM 1.           LEGAL PROCEEDINGS

         We have pending only ordinary routine litigation that is incidental to our business.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Nextel Partners filed a Registration Statement on Form S-1 (File No. 333-95473) which became effective on February 22, 2000, whereby 27,025,000 shares of Class A common stock, $0.001 par value per share, were sold in an initial public offering at a price of $20.00 per share. The managing underwriters of the offering were Goldman, Sachs & Company, Donaldson, Lufkin & Jenerette Securities Corporation, Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., First Union Securities, Inc. Morgan Stanley & Co. Incorporated, and DLJDirect, Inc. Net proceeds to Nextel Partners from the offering totaled approximately $509.9 million, after deducting underwriting fees of approximately $29.7 million and approximately $900,000 for other fees and expenses. In April 2000 we used approximately $191 million to redeem a portion of our 14% senior discount notes. We intend to use substantially all of the remaining net proceeds from the offering for expenditures relating to the build-out and expansion of our portion of the Nextel digital mobile network, including build-out for territories for which we have an option and intend to acquire, future acquisition of additional frequencies and introduction of new services, sales and marketing activities and working capital.

         With the consummation of the initial public offering all the outstanding shares of the Company's Series A preferred stock converted into 125,834,646 shares of Class A common stock and all the outstanding Company's Series C and D preferred stock automatically converted into 77,782,626 shares of Class B common stock. In addition, the Series B redeemable preferred stock held by Nextel WIP became subject to mandatory cash redemption 375 days after February 1, 2009. The Series B preferred stock, plus accrued dividends, was reclassified from stockholder's equity to the section of the balance sheet between liabilities and stockholder's equity. Simultaneously, an adjustment was made to the accumulated deficit representing the 12% dividend accrued from the time of issuance to the closing date of the offering.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  None.

ITEM 5.           OTHER INFORMATION
                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FROM 8-K

         (a)      List of Exhibits.


         Exhibit
         Number            Exhibit Description
         --------          -------------------

          10.50            Registration Rights Agreement dated as of March 10,
                           2000 by and among Nextel Partners, Inc., and Donaldson, Lufkin & Jenrette Securities Corporation.

          10.51 Purchase Agreement for $200,000,000 11% Senior Notes due 2010 dated February 28, 2000 by and between Nextel Partners, Inc. and Donaldson, Lufkin &
                           Jenrette Securities Corporation.

          10.52 Indenture dated as of March 10, 2000 by and between Nextel Partners, Inc. and The Bank of New York, as trustee, relating to the 11% Senior Notes due 2010.



          10.53            Amendment No. 1 to Credit Agreement and Parent
                           Guaranty and Pledge Agreement dated as of March 10,
                           2000 by and among Nextel Partners, Inc., Nextel
                           Partners Operating Corp., DLJ Capital Funding, Inc.,
                           The Bank of New York, Bank of Montreal and certain other financial institutions.

          27.1             Financial Data Schedule.


         (b)      Reports on Form 8-K.

                  (i) Current Report on Form 8-K dated January 27, 2000 and filed January 31, 2000 with the Commission reporting under Item 5 the announcement of Nextel Partners, Inc. filing a registration statement with the Securities and Exchange Commission for an initial public offering of 23,500,000 shares of its class A common stock.
                  (ii) Current Report on Form 8-K dated February 7, 2000 and filed February 7, 2000 with the Commission under Item 5 the announcement of Nextel Partners, Inc. fourth quarter results for 1999.
                  (iii) Current Report on Form 8-K dated February 22, 2000 and filed February 22, 2000 with the Commission reporting under Item 5 the announcement of Nextel Partners, Inc. filing Amendment No. 2 to Registration Statement on Form S-1.
                  (iv) Current Report on Form 8-K dated February 28, 2000 and filed February 29, 2000 with the Commission reporting under Item 5 the announcement that Nextel Partners, Inc. entered into a purchase agreement to sell $200 million of 11% Senior Notes due 2010 in a private placement transaction. In addition, the Company announced that it notified the trustee under the indenture pursuant to its 14% Senior Discount Notes due February 2009 that it intended to redeem 35% of the aggregate accreted value of such notes.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                      NEXTEL PARTNERS, INC.
                                           (Registrant)

Date:     May 10, 2000                By: /s/ John D. Thompson
                                        -----------------------
                                         John D. Thompson
                                         Chief Financial Officer and Treasurer

                              NEXTEL PARTNERS, INC.
                                  EXHIBIT INDEX


         Exhibit
         Number            Exhibit Description
         --------          -------------------
          10.50            Registration Rights Agreement dated as of March 10,
                           2000 by and among Nextel Partners Inc., and
                           Donaldson, Lufkin & Jenrette Securities Corporation.

          10.51 Purchase Agreement for $200,000,000 11% Senior Notes due 2010 dated February 28, 2000 by and between Nextel Partners, Inc. and Donaldson, Lufkin &
                           Jenrette Securities Corporation.

          10.52 Indenture dated as of March 10, 2000 by and between Nextel Partners, Inc. and The Bank of New York, as trustee, relating to the 11% Senior Notes due 2010.

          10.53            Amendment No. 1 to Credit Agreement and Parent
                           Guaranty and Pledge Agreement dated as of March 10,
                           2000 by and between Nextel Partners, Inc., Nextel
                           Partners Operating Corp., DLJ Capital Funding, Inc.,
                           The Bank of New York, Bank of Montreal and certain other financial institutions.

          27.1             Financial Data Schedule.