Form 10-Q
period 2000-06-30
NEXTEL PARTNERS INC
filed 2000-08-10
CIK 1085707

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-29633

NEXTEL PARTNERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1930918 (I.R.S. Employer Identification No.)
4500 Carillon Point, Kirkland, Washington 98033, (425) 576-3600
(Address of principal executive offices, zip code and telephone number, including area code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

Outstanding Title of Class	Number of Shares on July 31, 2000
Class A Common Stock	164,887,234 shares
Class B Common Stock	77,782,626 shares

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2000	December 31, 1999
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$347,104	$154,273
Short-term investments	606,648	239,456
Accounts receivable, net of allowance $900 and $1,193, respectively	16,637	7,172
Due from Nextel WIP	4,152	1,183
Subscriber equipment inventory	6,606	1,695
Other current assets	11,904	8,519
Restricted cash	—	175,000

Total current assets	993,051	587,298

PROPERTY, PLANT AND EQUIPMENT, at cost	390,102	268,766
Less—accumulated depreciation	(27,958)	(16,543)

Property, plant and equipment, net	362,144	252,223

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $1,640 and $718, respectively	154,087	151,056
Debt issuance costs and other assets	26,817	22,550
Receivable from officer	2,200	2,200

Total non-current assets	183,104	175,806

TOTAL ASSETS	$1,538,299	$1,015,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$37,332	$33,968
Accrued expenses	32,190	24,535

Total current liabilities	69,522	58,503

LONG-TERM OBLIGATIONS
Credit facility - term B and C	325,000	325,000
14% Senior discount notes due 2009	320,226	460,484
11% Senior notes due 2010	200,000	—
Other long-term liabilities	3,127	724

Total long-term obligations	848,353	786,208

Total liabilities	917,875	844,711

COMMITMENTS AND CONTINGENCIES (See Notes)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	25,904	—

STOCKHOLDERS' EQUITY
Preferred stock, Series A convertible, par value $.001 per share, 125,834,646 shares issued and outstanding	—	21
Preferred stock, Series B redeemable or convertible to Series C preferred stock 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	—	2
Preferred stock, Series C convertible, par value $.001 per share, 64,672,626 shares issued and outstanding	—	11
Preferred stock, Series D convertible, par value at $.001 per share, 13,110,000 shares issued and outstanding	—	2
Common stock, Class A, par value $.001 per share, 164,887,234 and 9,593,328 shares, respectively, issued and outstanding, and paid-in capital	863,905	145,420
Warrants outstanding	—	3,847
Common stock, Class B, par value $.001 per share convertible, 77,782,626 shares, issued and outstanding, and paid-in-capital	127,051	—
Other paid-in capital	—	357,028
Accumulated deficit	(270,184)	(134,966)
Subscriptions receivable from stockholders	(46,542)	(83,048)
Deferred compensation	(79,710)	(117,701)

Total stockholders' equity	594,520	170,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,538,299	$1,015,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except for per share amounts)

	For the three months ended June 30,		For the six months ended June 30,
	2000	1999	2000	1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Service revenues (Received from Nextel WIP $4,984, $3,092, $8,830 and $3,100, respectively.)	$25,716	$5,797	$40,699	$9,290
Equipment revenues	5,997	1,033	9,523	1,844

Total revenues	31,713	6,830	50,222	11,134

OPERATING EXPENSES:
Cost of service revenues (Paid to Nextel WIP $3,152, $1,190, $4,325 and $1,555, respectively.)	17,225	3,964	28,433	7,070
Cost of equipment revenues	11,360	3,080	17,818	4,798
Selling, general and administrative (exclusive of stock based compensation expense shown below) (Paid to Nextel WIP $831, $704, $1,564 and $1,054, respectively.)	28,683	7,200	48,514	12,431
Stock based compensation	17,017	390	35,053	1,031
Depreciation and amortization	7,525	3,023	12,564	5,538

Total operating expenses	81,810	17,657	142,382	30,868

LOSS FROM OPERATIONS	(50,097)	(10,827)	(92,160)	(19,734)
Interest expense, net	(21,982)	(14,507)	(43,596)	(27,036)
Interest income	16,265	5,875	28,077	9,888

LOSS BEFORE INCOME TAX PROVISION	(55,814)	(19,459)	(107,679)	(36,882)
Income tax provision	—	—	—	—

LOSS BEFORE EXTRAORDINARY ITEM	(55,814)	(19,459)	(107,679)	(36,882)
Extraordinary item—loss on early retirement of debt, net of $0 income tax	(23,485)	—	(23,485)	—

NET LOSS	(79,299)	(19,459)	(131,164)	(36,882)

Manditorily redeemable preferred stock dividends	(763)	—	(4,054)	—

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(80,062)	$(19,459)	$(135,218)	$(36,882)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before extraordinary item attributable to common stockholders	$(0.24)	$(6.56)	$(0.66)	$(12.63)
Extraordinary item	$(0.10)	$—	$(0.14)	$—

	$(0.34)	$(6.56)	$(0.80)	$(12.63)

Weighted average number of shares outstanding	236,362,555	2,967,084	168,682,309	2,920,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity
(dollars in thousands)
(Six months ended June 30, 2000 are unaudited)

			Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In-Capital
	Preferred Stock
							Warrants Outstanding	Other Paid-In Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount						Totals
BALANCE
January 1, 1999	—	$—	9,533,328	$1,604	—	$—	$—	$260,761	$(22,553)	$—	$(1,141)	$238,671
Issuance of common stock	—	—	60,000	61	—	—	—	—	—	—	(61)	—
Issuance of Series A preferred stock	125,834,646	21	—	—	—	—	—	208,142	—	—	—	208,163
Issuance of warrants	—	—	—	—	—	—	3,847	—	—	—	—	3,847
Subscriptions receivable from stockholders	—	—	—	—	—	—	—	—	—	(157,203)	—	(157,203)
Proceeds from stockholders	—	—	—	—	—	—	—	—	—	52,145	—	52,145
Reclass of other paid-in capital to Preferred Series B, C, and D	—	—	—	—	—	—	—	(133,180)	—	—	—	(133,180)
Issuance of Series B preferred stock	13,110,000	2	—	—	—	—	—	21,848	—	—	—	21,850
Issuance of Series C preferred stock	64,672,626	11	—	—	—	—	—	110,731	—	—	—	110,742
Issuance of Series D preferred stock	13,110,000	2	—	—	—	—	—	22,264	—	—	—	22,266
Return of capital to Nextel WIP	—	—	—	—	—	—	—	(130,900)	—	—	—	(130,900)
Deferred compensation	—	—	—	143,755	—	—	—	—	—	—	(143,755)	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	27,256	27,256
Net loss	—	—	—	—	—	—	—	—	(112,413)	—	—	(112,413)
Equity issuance costs	—	—	—	—	—	—	—	(2,638)	—	—	—	(2,638)
Motorola credit	—	—	—	—	—	—	—	—	—	22,010		22,010

BALANCE
December 31, 1999	216,727,272	36	9,593,328	145,420	—	—	3,847	357,028	(134,966)	(83,048)	(117,701)	170,616
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	—	—	—	(208,142)	—	—	—	—
Series C preferred stock	(64,672,626)	(11)	—	—	64,672,626	110,742	—	(110,731)	—	—	—	—
Series D preferred stock	(13,110,000)	(2)	—	—	13,110,000	22,266	—	(22,264)	—	—	—	—
Series B preferred stock reclassed	(13,110,000)	(2)	—	—	—	—	—	(21,848)	—	—	—	(21,850)
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(4,054)	—	—	(4,054)
Initial public offering stock issued	—	—	27,025,000	540,500	—	—	—	—	—	—	—	540,500
Net loss	—	—	—	—	—	—	—	—	(131,164)	—	—	(131,164)
Equity issuance costs	—	—	—	(31,091)	—	(5,957)	—	5,957	—	—	—	(31,091)
Deferred compensation	—	—	—	(2,938)	—	—	—	—	—	—	2,938	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	35,053	35,053
Subscription receivable from stockholders	—	—	—	—	—	—	—	—	—	36,506	—	36,506
Warrants exercised by stockholders	—	—	2,434,260	3,851	—	—	(3,847)	—	—	—	—	4

BALANCE
June 30, 2000 (unaudited)	—	$—	164,887,234	$863,905	77,782,626	$127,051	$—	$—	$(270,184)	$(46,542)	$(79,710)	$594,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	For the six-months ended June 30,
	2000	1999
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,164)	$(36,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,564	5,538
Amortization of debt issuance costs	1,486	892
Interest accretion for senior discount notes	21,977	24,035
Extraordinary loss on retirement of debt	23,485
Stock based compensation	35,053	1,031
Allowance for doubtful accounts	(293)	120
Gain on deferred sale-leaseback	(110)	—
Change in current assets and liabilities:
Accounts receivable	(9,172)	(2,163)
Subscriber equipment inventory	(4,911)	343
Other current assets	(3,501)	(3,245)
Accounts payable, accrued expenses and other liabilities	11,258	11,476
Operating advances due to/(from) Nextel WIP	(2,969)	11,467

Net cash provided by (used in) operating activities	(46,297)	12,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to officer	—	(2,200)
Capital expenditures	(122,228)	(19,388)
Proceeds from sale of assets	6,422	—
FCC licenses	(1,919)	(4,184)
Purchase of short-term investments	(367,192)	(19,996)

Net cash used in investing activities	(484,917)	(45,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	540,500	—
Proceeds from borrowings	200,000	581,376
Payment to redeem 14% senior discount notes	(191,233)	—
Exercise warrants	4	—
Restricted cash transfer	175,000	(175,000)
Proceeds from equity contributions	36,506	52,144
Return of capital to Nextel WIP	—	(130,900)
Equity costs	(31,091)	(2,524)
Debt issuance costs	(5,641)	(20,939)

Net cash provided by financing activities	724,045	304,157

NET INCREASE IN CASH AND CASH EQUIVALENTS	192,831	271,001
CASH AND CASH EQUIVALENTS, beginning of period	154,273	16

CASH AND CASH EQUIVALENTS, end of period	$347,104	$271,017

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Equipment purchased from Motorola's equity contribution credit	$—	$7,729

Capitalized interest on accretion of senior discount notes	$5,513	$—

Accretion of redeemable preferred stock dividends	$4,054	$—

CASH PAID FOR INTEREST, net of capitalized amount	$13,316	$4,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—BASIS OF PRESENTATION

    Our interim financial statements for the three- and six-month periods ended June 30, 2000 and 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form S-1 Registration Statement declared effective on February 22, 2000.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2—CAPITALIZATION

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

Warrants Exercised

    On May 2 and June 15, 2000, two of the Company's stockholders exercised their warrants that totaled 1,245,822 and 1,188,438 shares, respectively, to purchase the same number of Class A common shares for a purchase price of $.00167 per share. As of June 30, 2000 all outstanding warrants had been exercised.

Subscriptions Receivable

    During the three-month period ended June 30, 2000 three stockholders contributed a total of approximately $36.5 million, representing a pre-funding of their irrevocable equity commitment previously due on September 2000, December 2000, and September 2001.

Note 3—OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

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

Net Loss Per Share

    In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation, as their effects are antidilutive. The Company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and restricted stock as the effect of their inclusion is antidilutive during each period.

    The basic and diluted net loss per share is computed based on the weighted average number of shares shown in the table below. The weighted average number of shares for the six-months ended June 30, 2000 does not represent a complete reporting period since the IPO was consummated on February 25, 2000. In addition, net loss available to common stockholders increased by the amount of the accrued dividend on the Series B Redeemable preferred stock.

Weighted Average Shares	For the Three Months ended June 30, 2000
Class A common stock	158,579,929
Class B common stock	77,782,626

Total weighted average shares	236,362,555

Restricted Cash

    Restricted cash reflects the cash collateral account maintained under the credit facility equal to the $175.0 million borrowings outstanding at December 31, 1999 under one of the Company's term loans. On January 21, 2000 the restricted cash was made available to use since the FCC approved the transfer of control of the Initial Capitalization Transaction FCC licenses to the Company from Nextel WIP.

Debt Issuance Costs

    In relation to the issuance of long-term debt discussed in Note 4, the Company has incurred a total of $28.1 million and $24.6 million in deferred financing costs as of June 30, 2000 and December 31, 1999, respectively. In connection with the issuance of the 11% Senior Notes (the "Senior Notes"), the Company has incurred a total of $5.6 million in deferred financing costs, of which $400,000 relates to amending the Amended and Restated Credit Agreement for the Term B and C loans for these Senior Notes. These debt issuance costs will be amortized over the terms of the underlying obligation using the effective interest rate method.

Sale-Lease Back Transactions

    On October 13, 1999, the Company signed a Letter of Agreement by and among Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash. The Company will then lease space on the telecommunication towers from Spectrasite pursuant to a master lease agreement. During the three-and six-month periods ending June 30, 2000, the Company received proceeds of approximately $900,000 and $5.5 million, respectively, in cash for the assets sold to Spectrasite Holdings, Inc. These sale-leaseback transactions are accounted for as real-estate lease agreements and normal sales-leasebacks. Any gain recognized on the sale of assets is deferred and amortized over the life of the lease.

Recently Issued Accounting Pronouncements

    ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 137 issued August 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. The Company has not evaluated the effects of this change on its financial position or results of operations.

    REVENUE RECOGNITION IN FINANCIAL STATEMENTS—In December 1999, the SEC released Staff Accounting Bulletin Number 101—Revenue Recognition in Financial Statements. This bulletin will become effective for the Company by the end of December 31, 2000. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunication services. The Company believes that the effects of this bulletin will not be material to its financial position or the results of its operations.

    ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION—In March 2000, FASB released FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan and the accounting consequences of various modifications to the terms of a previously fixed stock option or award. The Company believes that its practices are in conformity with this guidance, and therefore Interpretation No. 44 will have no impact on the Company's financial statements.

Note 4—LONG-TERM DEBT (in thousands):

	June 30, 2000	December 31, 1999
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $199.8 million at June 30, 2000 and $339.5 at December 31, 1999	$320,226	$460,484
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	200,000	—
Bank Credit Facility—Term B Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted London Interbank Offered Rate ("LIBOR")	175,000	175,000
Bank Credit Facility—Term C Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	150,000	150,000

Total Long-term Debt	$845,226	$785,484

14% Senior Redeemable Discount Notes

    On April 18, 2000 the Company redeemed 35% of its 14% Senior Redeemable Discount Notes due 2009 (the "Notes") for approximately $191 million, net a loss of approximately $23.5 million for early retirement of debt. The redemption was made with some of the proceeds received by the Company from its initial public offering. The remaining aggregate accreted value of the Notes will increase at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $520 million.

11% Senior Notes

    In March 2000, the Company issued $200.0 million in aggregate principal amount 11% Senior Notes due 2010 (the "Senior Notes"). Interest will accrue at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2000.

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

Note 5—COMMITMENTS AND CONTINGENCIES:

Regulatory Matters

    The FCC issues Specialized Mobile Radio ("SMR") licenses on both site-specific and wide-area basis. Each license enables SMR carriers to provide service either on a site-specific basis, in specific 800 MHz Economic Areas ("EA") or 900 MHz Metropolitan Trading Area ("MTA") in the U.S. Currently, SMR licenses are issued for a period of 10 years, and are subject to certain construction and operational requirements.

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

    The FCC has routinely granted license renewals providing the licensees have complied with the applicable rules, policies and the Communications Act of 1934, as amended. The Company believes that it has met and will continue to meet all requirements necessary to secure the retention and renewal of its SMR licenses subsequent to the FCC approved transfer of the licenses from Nextel WIP.

Note 6—RELATED PARTY TRANSACTIONS

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

    For the three and six-month periods ended June 30, 2000, the Company purchased approximately $35.8 million and $61.3 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola. For the same periods ended June 30, 1999, the Company purchased approximately $6.0 million and $7.7 million, respectively.

The Joint Venture Agreement

    The Company, OPCO and Nextel WIP entered into a joint venture agreement (the "Joint Venture Agreement") dated January 29, 1999. Summarized below are several of the important terms of the Joint Venture Agreement.

    Back Office/Mis Services—Nextel WIP provides the Company access to certain back office and information systems platforms on an ongoing basis, as more fully described in the Joint Venture Agreement. The Company pays to Nextel a fee, based on Nextel's cost, for these services. For the three months ended June 30, 2000 and 1999, the Company was charged approximately $226,000 and $101,000, respectively, and $432,000 and $146,000 for the six months ended June 30, 2000 and 1999, respectively.

    Roaming Agreement—Pursuant to a roaming agreement (the "Roaming Agreement") entered into between Nextel WIP and OPCO, Nextel WIP and OPCO provide ESMR service to subscribers of the other (in either case, the "Home Service Provider") while such subscribers are out of the Home Service Provider's territory and roaming in the territory of the other (in either case, the "Remote Service Provider"). Under the Roaming Agreement, each Home Service Provider is responsible for billing its own subscribers and designated users for roaming usage in accordance with its own subscriber plans and service agreements. The Roaming Agreement provides that each party pays the other's monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider's territory. For the three months ended June 30, 2000 and 1999, the Company earned approximately $5.0 million and $3.1 million, respectively, from Nextel customers roaming on the Company's system and was charged approximately $1.1 million and $341,000 for the same period, for the Company's customers roaming on Nextel's system. For the six months ended June 30, 2000 and 1999, the Company recognized roaming revenue of approximately $8.8 million and $3.1 million, respectively, and was charged $1.7 million and $344,000, respectively, for customers roaming on Nextel's system for the same period.

    Master Site Lease Agreement—Prior to March 31, 2000 OPCO leased from Nextel WIP, under a master site lease agreement entered into between them (the "Master Site Lease"), telecommunications towers and sites and space on telecommunications towers, which are owned or leased by affiliates of Nextel WIP in the Territory. For the three- and six-months ended June 30, 1999, the Company paid Nextel WIP approximately $142,000 and $236,000, respectively, for these leases. Starting April 1, 2000, Nextel WIP and the Company agreed to have the Company pay Spectrasite Holdings Inc. directly for these leases with the agreement that Nextel WIP would offset any of the lease payments that exceeded $1,200 per month until January 29, 2002. For the three months ended June 30, 2000 the Company received credits from Nextel WIP for approximately $57,600 and paid a net amount of $121,000 for the six months ended June 30, 2000. Pursuant to the Master Site Lease, as the network build-out progresses, additional sites may become subject to the Master Site Lease arrangement whereby additional credits will be received from Nextel WIP.

    Transition Services Agreement—Nextel WIP, through its affiliates, provides certain services to OPCO under a transition services agreement entered into between OPCO and Nextel WIP (the "Transition Services Agreement"). Under the Transition Services Agreement, certain accounting, payroll, customer care, purchasing, human resources and billing functions are made available to OPCO. In return for the services received through Nextel WIP, OPCO pays monthly fees to Nextel WIP based on Nextel WIP's cost. For the three-and six-months ended June 30, 2000, the Company was charged approximately $781,000 and $1.5 million for the transition services still required for Nextel telemarketing and customer care, fulfillment, activations and billing tasks for the national and corporate accounts. For the same periods ended June 30, 1999, the Company was charged approximately $669,000 and $1.0 million, respectively.

    Switch Sharing Agreement—Nextel WIP provides certain telecommunications switching services to OPCO pursuant to a switch sharing agreement entered into between Nextel WIP and OPCO (the "Switch Sharing Agreement"). The Switch Sharing Agreement permits OPCO to link cell sites to and electronically access certain switching equipment used and maintained by affiliates of Nextel WIP in the operation of the Nextel digital mobile network, which facilitates OPCO provision of ESMR service to the Company's subscribers. Under the Switch Sharing Agreement, OPCO pays Nextel WIP monthly switching fees based on a pricing formula agreed to by the parties based on Nextel's cost of providing such services in the year 2001. For the three- and six-months ended June 30, 2000, the Company was charged approximately $3.2 million and $4.3 million, respectively, and $641,000 and $865,000 for the same periods during 1999, respectively.

Note 7—SUBSEQUENT EVENTS

    On July 17, 2000, the Company announced the exercise of its option to acquire from a subsidiary of Nextel or Nextel WIP, frequencies in 12 additional markets where more than 10.7 million people live and work. In exchange for transferring licenses to operate in the expanded territory, Nextel will receive the Company's Class B common stock. The transaction is expected to close prior to the end of third quarter, 2000.

    On July 27, 2000, the Company issued $200.0 million in aggregate principal amount 11% Senior Notes due 2010 under an indenture pursuant to which the Company may also issue up to an additional $200 million in aggregate principal amounts at a later date. Interest will accrue at the rate of 11% per anum, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing on September 15, 2000. These funds will be used for capital expenditures in connection with the build-out and expansion of the Nextel digital network including the build-out of the territories for which the Company has exercised its option; future acquisition of additional frequencies; and introduction of new services, sales and marketing activities and working capital.

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

    Please read the following discussion of our condensed consolidated financial condition and results of operations for the three-and six-month periods ended June 30, 2000 and 1999 together with our Form S-1 Registration Statement declared effective on February 22, 2000.

    Our historical results discussed in this section and throughout this Form 10-Q include the operations we acquired from Nextel WIP on January 29, 1999 in connection with our initial capitalization, which operations had previously been manage by Nextel. See Note 1 of our audited consolidated financial statements for a discussion of our formation, capitalization and basis of presentation.

OVERVIEW

    We hold or have the right to use broadband wireless frequencies in 46 markets where over 40 million persons, or Pops, live and work. As of June 30, 2000, we had commercial operations in markets with total Pops of 24.3 million and the ability to offer service to, or cover, approximately 18.3 million Pops. These operational markets are in Hawaii, New York, Texas, Pennsylvania, Kentucky, Florida, Iowa, Nebraska, Idaho, Central Illinois, Alabama, Louisiana and Mississippi. On July 17, 2000 we announced the exercise of our option to acquire from Nextel WIP frequencies in 12 additional markets where approximately 10.7 million people live and work.

    As of June 30, 2000, we had approximately 121,000 digital subscribers. Compared to June 30, 1999 with an ending subscriber count of approximately 25,000, our subscriber base grew 384%. In the three and six-month periods ended June 30, 2000, we added (net of deactivations) approximately 45,600 and 74,900 subscriber units, respectively.

    In June 2000 we introduced Nextel Online services in two of our territories, Central Texas and Central Pennsylvania. Nextel Online service provides Internet-capable subscriber units with wireless Internet services, including web-based applications and content. We plan to offer these same data services in our remaining launched markets before the end of 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

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

    Total revenues increased 366% to $31.7 million during the second quarter of 2000 from $6.8 million during the same period in 1999. The growth in revenues was due to launching new markets along with increased revenues from the existing markets. The following table sets forth those markets launched during the second quarter of 2000 and our previously launched markets:

Markets	Market Launch
Central Illinois (Peoria, Springfield, Champaign, Bloomington, Decatur)	2nd Quarter 2000
Eastern Iowa (Waterloo, Dubuque, Davenport, Cedar Rapids, Iowa City)	2nd Quarter 2000
Nebraska (Omaha, Lincoln)	2nd Quarter 2000
Des Moines, IA	2nd Quarter 2000
Idaho (Boise, Twin Falls)	2nd Quarter 2000
Montgomery, AL	2nd Quarter 2000
Pensacola/Panama City/Fort Walton Beach, FL	2nd Quarter 2000
Lafayette/Lake Charles, LA	2nd Quarter 2000
Mobile, AL	2nd Quarter 2000
Beaumont, TX	2nd Quarter 2000
Pascagoula, MS	2nd Quarter 2000
Bryan/College Station, TX	2nd Quarter 2000
Harrisburg/York/Lancaster, PA	1st Quarter 2000
Wilkes-Barre/Scranton, PA	1st Quarter 2000
Kentucky (Lexington-Fayette,Louisville)	1st Quarter 2000
Tallahassee, FL	1st Quarter 2000
Jamestown, NY	1st Quarter 2000
Temple/Killeen/Waco, TX	4th Quarter 1999
Erie, PA	4th Quarter 1999
Hawaii (all islands)	3rd Quarter 1998
Rochester, NY	3rd Quarter 1998
Buffalo, NY	3rd Quarter 1998
Syracuse/Utica-Rome/Binghamton/Elmira, NY	3rd Quarter 1998
Albany/Glen Falls, NY	3rd Quarter 1998

    Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU increased $11 from $62 at the end of second quarter 1999 to $73 for the same period ended June 30, 2000. We credit the higher ARPU to increased minutes used by subscribers, customers purchasing higher rate plans and additional features such as voice mail and short message services. The following table sets forth our recent revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Three Months Ended June 30, 2000	% of Consolidated Revenues	For the Three Months Ended June 30, 1999	% of Consolidated Revenues
Service and roaming revenues	$25,716	81%	$5,797	85%
Equipment revenues	5,997	19%	1,033	15%

Total revenues	$31,713	100%	$6,830	100%

ARPU (1)	$73		$62

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

    For the three months ended June 30, 2000 our cost of service revenues was $17.2 million compared to $4.0 million for the same period in 1999. The increase in costs is primarily the result of bringing on-air approximately 720 additional cell sites during the period from June 30, 1999 to June 30, 2000 for a total of approximately 1,000 operating cell sites, as well as increases in airtime usage. Increased airtime usage resulted from the 384% growth in number of subscribers from June 30, 1999 along with the increased interconnect minutes of use per subscriber. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

Cost of Equipment Revenues

    Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. For the three months ended June 30, 2000 our cost of equipment revenues was $11.4 million compared to $3.1 million for the same period in 1999. The increase in costs is related mostly to the growth in volume of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $5.4 million and a loss of $2.0 for the three months ended June 30, 2000 and 1999, respectively. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will exceed our equipment revenues.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the three months ended June 30, 2000 these costs were $28.7 million compared to $7.2 million for the same period ended June 30, 1999.

    Sales and marketing expenses relate to salaries for sales representatives and sales support personnel, and costs associated with indirect distribution channels, marketing and advertising programs. These expenses increased as a result of:

  •
  increased sales and marketing activities to grow our subscriber base;

  •
  our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and

  •
  higher expenses related to higher sales from the indirect distribution channel.

    We anticipate that our cost per additional customer may be slightly higher in the third quarter as compared to the second quarter of $480 per added subscriber.

    General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. The three-month period ended June 30, 1999 was a transition period during which Nextel WIP made many of the above services available to us. By June 30, 2000, we transferred the majority of these services to our employees and systems. Therefore, our general and administrative costs increased as a result of our:

  •
  hiring employees to set-up functional departments and offices to support the growth of the new and existing markets;

  •
  staffing and operating our own customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and

  •
  hiring employees to maintain and support systems that were in development during 1999.

Stock Based Compensation Expense

    For the three-month periods ended June 30, 2000 and 1999, we recorded stock based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $17.0 million and $390,000, respectively. This expense is a non-cash expense. These grants are considered compensatory and we account for their deferred compensation expenses on a basis similar to that used for stock appreciation rights.

Depreciation and Amortization Expense

    For the three months ended June 30, 2000, our depreciation and amortization expense was $7.5 million compared to $3.0 million for the same period in 1999. The $4.5 million increase relates primarily to depreciating the wireless network assets for approximately 720 additional cell sites placed in service and amortizing additional FCC licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

    Interest expense increased from $14.5 million for the second quarter 1999 to $22.0 million for the same period in 2000. The increase is due to the $150 million term loan C obtained in September 1999, and the issuance of $200 million 11% senior notes in March 2000, offset by redeeming 35% of the 14% senior discount notes in April 2000.

    For the three-month period ended June 30, 2000, interest income was $16.3 million, compared to $5.9 million for the same period in 1999, due to the income recognized on the investment of the net proceeds received from the term loan C in September 1999, our initial public offering of class A common stock in February 2000 and the issuance of 11% senior notes in March 2000.

Extraordinary Item

    On April 18, 2000 we utilized a portion of our proceeds from the initial public offering in February 2000 to redeem 35% of the aggregate accreted value of the 14% senior discount notes. As a result of the early retirement of these senior discount notes, we recognized an extraordinary loss of approximately $23.5 million, representing the excess of the redemption price over the accreted value of the notes redeemed.

Net Loss

    For the second quarter 2000 we had losses attributable to common shareholders of approximately $80.1 million compared to a loss of $19.5 million for the same period in 1999. The $80.1 million loss includes an extraordinary loss of approximately $23.5 million and redeemable preferred stock dividends of approximately $763,000. Expenses have increased in all categories as we have added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for the new launch markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Revenues

    Total revenues increased 352% to $50.2 million during the first six months of 2000 compared to $11.1 million for the same period in 1999. The growth in revenues is due to the subscribers added from the newly launched markets along with increased customer base and revenues from the existing markets in upstate New York and Hawaii. From the period ended June 30, 1999 to June 30, 2000, the subscriber count grew 384% from approximately 25,000 to 121,000 units. Additionally, our ARPU increased $7 from $63 to $70 for the six months ended June 30, 1999 and 2000, respectively. The following table reflects our revenues and ARPU for the first six months of 2000 and 1999:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Six Months Ended June 30, 2000	% of Consolidated Revenues	For the Six Months Ended June 30, 1999	% of Consolidated Revenues
Service and roaming revenues	$40,699	81%	$9,290	83%
Equipment revenues	9,523	19%	1,844	17%

Total revenues	$50,222	100%	$11,134	100%

ARPU (1)	$70		$63

(1)
ARPU does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Cost of Service Revenues

    For the six-month period ended June 30, 2000 our network costs were $28.4 million compared to $7.1 million for the same period in 1999. The increase in expenses from 1999 to 2000 is primarily due to adding approximately 720 additional operating cell sites for the new markets launched. For the first six months of 1999, the only cell sites in operation were the Hawaii and upstate New York markets.

Cost of Equipment Revenues

    For the six months ended June 30, 2000 and 1999 our cost of subscriber wireless telephones and accessories was $17.8 million and $4.8 million, respectively. The increase in cost for the first half of 2000 compared to 1999 resulted primarily from the provision of wireless telephones and accessories to new subscribers in our recently launched markets. As part of our business plan, we often offer our equipment for less than the cost through discounts as part of a promotion. As a result, the difference between equipment revenues and cost is a loss of approximately $8.3 million for the six months ended June 30, 2000 compared to a loss of approximately $3.0 million for the same period in 1999. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers and for the foreseeable future expect that the cost of equipment will exceed our equipment revenues.

Selling, General and Administrative Expenses

    For the six months ended June 30, 2000 selling and general and administrative expenses were $48.5 million compared to $12.4 million for the same period ended June 30, 1999. The first six months ended June 30, 1999 were a start-up and transition period, and by June 30, 2000 we launched new markets (see Revenues—Market Launch) and transferred the majority of the transition services provided to us by Nextel WIP to our employees and systems.

    Selling expenses increased from $6.0 million for the first half of 1999 to $31.1 million for the same period ended June 30, 2000 due to the increased sales and marketing activities to grow our subscriber base and hiring employees to accommodate the growth in our existing and new markets. In 1999, the majority of the sales and marketing activities related to Hawaii and the upstate New York markets that we acquired from Nextel WIP. We anticipate that our cost per additional customer will be relatively high during our first several years of operation, but will decline as sales representatives become more efficient, we expand our indirect distribution channels and the cost of our sales infrastructure is distributed over a greater base of customer additions.

    The general and administrative expenses for the six-month periods ended June 30, 2000 and 1999 were $17.4 million and $6.4 million, respectively. The increase in costs relate to hiring and setting up functional departments in addition to transferring the majority of the transition services provided to us by Nextel WIP to our employees and systems. Our customer care center also opened in October 1999 which increased general and administrative expenses for the first half 2000 compared to the same period for 1999.

Stock Based Compensation Expense

    For the six-month periods ended June 30, 2000 and 1999, we recorded stock based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $35.1 million and $1.0 million, respectively. This expense is a non-cash expense. The expense for the first six months of 1999 includes only the expense associated with our restricted stock purchase plan. These grants are considered compensatory and we account for their deferred compensation expenses on a basis similar to that used for stock appreciation rights.

Depreciation and Amortization

    Depreciation and amortization for the six-month period ended June 30, 2000 was $12.6 million compared to $5.5 million for the same period in 1999. The $7.1 million increase in expenses relates mostly to depreciating the wireless network assets for the 720 additional cell sites placed in service along with office set-up and equipment expenses of approximately $6.4 million and amortization of additional FCC licensed radio spectrum associated with the new markets launched of $662,000.

Interest Expense and Interest Income

    For the six months ended June 30, 2000 and 1999 interest expense was $43.6 million and $27.0 million, respectively. The $16.6 million increase is a result of the $150 million term loan C obtained in September 1999 and the issuance of $200 million 11% senior notes in March 2000, offset by redeeming 35% of the 14% senior discount notes in April 2000.

    For the six-month period ended June 30, 2000, interest income was $28.0 million compared to $9.9 million for the same period ended June 30, 1999. The $18.1 million increase is due to the income recognized on the investment of the net proceeds received from the term loan C in September 1999, our initial public offering of class A common stock in February 2000 and the issuance of 11% senior notes in March 2000.

Extraordinary Item

    On April 18, 2000 we utilized a portion of our proceeds from the initial public offering in February 2000 to redeem 35% of the aggregate accreted value of the 14% senior discount notes. As a result of the early retirement of these senior discount notes, we recognized an extraordinary loss of approximately $23.5 million, representing the excess of the redemption price over the accreted value of the notes redeemed.

Net Loss

    For the six-month period ended June 30, 2000 we had losses attributable to common shareholders of approximately $135.2 million compared to a loss of $36.9 million for the same period in 1999. The $135.2 million loss includes an extraordinary loss of approximately $23.5 million and a dividend relating to manditorily redeemable preferred stock of $4.1 million. Expenses increased in all categories as we moved from the start-up and transition phase and have added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for the new launch markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network, including the future acquisitions of additional frequencies and the introduction of new services. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, cell site construction, and additional FCC licenses. Currently, we estimate that capital requirements to build out our portion of the Nextel digital mobile network, including build-out of the markets we exercised our option to purchase, and operating losses and working capital for the period from inception through the end of 2003, will total approximately $1.9 billion, including the in-kind contributions we have received or expect to receive from Nextel WIP and Motorola.

    For the first six months of 2000, we used $46.3 million in cash for operating activities, compared to providing cash of $12.6 million for the same period in 1999. The increased use of funds for operating activities was primarily due to expenses relating to hiring employees, setting-up functional departments and offices, network operating costs for additional sites placed in service, increased marketing and sales activities along with purchasing subscriber inventory and an increase in receivables due to additional customers. In addition, during the first six months of 2000, we invested $123.9 million in capital expenditures, including $3.5 million of non-cash capitalized interest, spent primarily to build out the Nextel digital mobile network in Pennsylvania, Kentucky, Iowa, Nebraska, Florida, Texas, Alabama, Louisiana, Mississippi, Illinois and Idaho markets. During the same period in 1999, we invested $19.4 million in capital expenditures, which was primarily for the Hawaii, upstate New York, Pennsylvania and Kentucky markets. During the first half of 2000 we also invested $367.2 million in short-term investments from the proceeds of the IPO declared effective February 22, 2000 and from the $200 million 11% Senior Notes issued in March 2000.

SOURCES OF FUNDING

    To date, third-party financing activities have provided all of our funding. As of June 30, 2000 these financings totaled $1.8 billion and included:

  •
  proceeds from cash equity contributions of $156.2 million;

  •
  the offering of our 14% senior discount notes for $406.4 million;

  •
  term loans incurred by our operating subsidiary of $325.0 million;

  •
  the contribution by Nextel WIP of FCC licenses valued at $142 million, in exchange for preferred stock;

  •
  the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola manufactured infrastructure equipment in exchange for preferred stock, all of which had been used by December 31, 1999;

  •
  proceeds from the sale of common stock in our initial public offering of $540.5 million; and

  •
  the offering of 11% senior notes for $200.0 million in March 2000.

    In addition, as of June 30, 2000, we had irrevocable commitments from our current stockholders to contribute an additional $46.6 million. Prefunded installments of $36.5 million were contributed in May and June of 2000. The remaining commitments will be paid in installments of $10.3 million in September of 2000, $26.0 million in December 2000 and $10.3 million in September 2001.

    Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 these notes were exchanged by us for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 included $167.7 million of these outstanding notes plus a 14% premium of approximately $23.5 million. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520 million by February 1, 2004. As of June 30, 2000, the accreted value of the outstanding senior discount notes was approximately $320.2 million.

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

    On January 29, 1999, Nextel Partners Operating Corp. borrowed the full amount of the $175 million term loan and on September 9, 1999, it borrowed the full amount of the $150 million term loan. As of June 30, 2000, no amounts were outstanding under the $100 million revolving credit facility.

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

    Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains customary financial and other covenants for the wireless industry. The credit facility also contains covenants requiring the maintenance of certain defined financial ratios and meeting operational targets including service revenues, subscriber units and network coverage. As of June 30, 2000 we were in compliance with all covenants associated with this credit facility.

    On March 10, 2000, we issued $200 million of 11% Senior Notes due 2010, and on July 27, 2000 we issued an additional $200 million of 11% Senior Notes, each in a private placement. We currently expect to exchange these notes for registered notes having the same financial terms and covenants. Interest will accrue for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2000.

    While we believe we have sufficient funds to complete the build-out of our existing markets, acquire additional frequencies and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year, we cannot assure you that additional funding will not be necessary. As of June 30, 2000, our cash and cash equivalents and short-tem investments balance was approximately $953.8 million. We could require additional financing to complete our existing portion of the Nextel digital mobile network, to acquire additional FCC licenses, to add capacity and to offer additional services, and such additional financing might be expensive or impossible to obtain.

RISK FACTORS

RISK FACTORS RELATING TO OUR BUSINESS

We have a history of operating losses, expect to continue to incur substantial operating losses and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

    We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses and, as of June 30, 2000, we had incurred operating losses of approximately $163.8 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to complete the commercial launch of our portion of the Nextel digital mobile network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition and our failure to make any required payments would result in defaults under all our debt agreements, which could result in the cessation of our business.

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

    Our business plan depends, in part, on Nextel completing its portion of the Nextel digital mobile network on schedule and continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain new customers. Additional information regarding Nextel and its domestic digital mobile network business can be found in Nextel's Annual Report on Form 10-K for the year ended December 31, 1999, Nextel's Form 10-Q for the three-months ended March 31, 2000 and Nextel's other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 under SEC file number 0-19656. You should read these filings to more fully understand the risks presented by our affiliation with Nextel.

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

  •
  select and acquire appropriate sites for our transmission equipment, or cell sites;

  •
  purchase and install low-power transmitters, receivers and control equipment, or base radio equipment;

  •
  build out the physical infrastructure;

  •
  obtain interconnection services from local telephone service carriers on a timely basis; and

  •
  test the network.

    Our ability to perform these necessary steps successfully may be hindered by, among other things, any failure:

  •
  to lease or obtain rights to sites for the location of our base radio equipment;

  •
  to obtain necessary zoning and other local approvals with respect to the placement, construction and modification of our facilities;

  •
  to acquire additional necessary radio frequencies from third parties or to exchange radio frequency licenses with Nextel WIP;

  •
  to commence and complete the construction of sites for our equipment in a timely and satisfactory manner; and

  •
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

    In addition, we have exercised our option to acquire from Nextel WIP assets and frequencies in 12 additional markets. If we are unable to close this transaction we will use the proceeds from this offering to fund the build out of our existing markets, to acquire additional frequencies, to introduce new services and for sales, marketing and working capital in our existing markets.

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

    The level of our outstanding debt greatly exceeds the level of our revenues and stockholders' equity. As of June 30, 2000, we had $845.2 million of total indebtedness outstanding, including $325 million outstanding under our credit facility, $320.2 million of 14% senior discount notes outstanding at their accreted value and $200 million of 11% senior notes. This indebtedness represented approximately 58% of our total capitalization at that date. As of June 30, 2000, we also had $25.9 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

    Our large amount of indebtedness could significantly impact our business for the following reasons:

  •
  it limits our ability to obtain additional financing, if needed, to complete the build-out of our portion of the Nextel digital mobile network, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

  •
  it means that we will need to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, thereby reducing funds available for our build-out, operations or other purposes;

  •
  it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates;

  •
  it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below that which we can or are willing to match; and

  •
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

  •
  successfully implement our business plan and related strategy, including the construction and operation of our portion of the Nextel digital mobile network;

  •
  obtain and retain a significant number of subscribers; and

  •
  achieve significant and sustained growth in our revenues and earnings from operations.

    We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, including obligations under our credit facility, our senior discount note and existing senior notes or to fund our other liquidity needs.

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

The indentures and our existing debt include restrictive and financial covenants that limit our operating flexibility.

    Our credit facility and the indentures governing our existing senior notes and our senior discount notes contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

  •
  incur additional debt;

  •
  pay dividends or distributions on, or redeem or repurchase, capital stock;

  •
  create liens on assets;

  •
  make investments, loans or advances;

  •
  issue or sell capital stock of certain of our subsidiaries;

  •
  enter into transactions with affiliates;

  •
  enter into a merger, consolidation or sale of assets; or

  •
  engage in any business other than telecommunications.

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

    Upon the occurrence of a defined change of control under the indentures governing our 14% senior discount notes, and our existing senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem our 14% senior discount notes and our existing senior notes. Our credit facility prohibits us, except under certain circumstances, from redeeming our 14% senior discount notes and our existing senior notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming our 14% senior discount notes and our existing senior notes, our failure to redeem our 14% senior discount notes and our existing senior notes would constitute an event of default under the respective indentures, which would in turn result in a default under the credit facility. Any default under our indentures or credit facility could result in an acceleration of such indebtedness, which would harm our financial condition and could adversely, impact our ability to effectuate our business plan. Moreover, even if we obtained consent under our credit facility, we cannot assure you that we would have sufficient resources to redeem our 14% senior discount notes and our existing senior notes and still have sufficient funds available to successfully pursue our business plan.

Our future performance will depend on our and Nextel's ability to succeed in the highly competitive wireless communications transmission industry.

    Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including:

  •
  If the wireless communications technology used by Nextel and us does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers, which would adversely our business. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network. If we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, including transmission quality issues on Nextel's portion of the Nextel digital mobile network, or if these issues limit our ability to expand our network coverage or capacity as currently planned, or place either Nextel or us at a competitive disadvantage to other wireless service providers in our markets, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

  •
  If we nor Nextel cannot expand, provide and maintain our respective system coverage on a nationwide basis in the United States, then our growth and operations would be adversely affected. We will not be able to provide roaming system coverage comparable to that currently available through roaming arrangements from cellular and some personal communication services operators, unless and until we and Nextel substantially complete a nationwide digital mobile network. This places us at a competitive disadvantage, as some other providers currently have roaming agreements that provide coverage of each other's markets throughout the United States, including areas where our portion and/or Nextel's portion of the Nextel digital mobile network has not been or will not be built. In addition, some of our competitors provide their customers with subscriber units with both digital and analog capability, which expands their coverage, while Nextel and we have only digital capability. We cannot assure you that we will be able to achieve sufficient system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we provide on our portion and Nextel's portion of the Nextel digital mobile network.

  •
  Neither we nor Nextel have the extensive direct and indirect channels of distribution for the Nextel digital mobile network products and services that are available to some of our competitors. The lack of this distribution channel could adversely affect our operating results and have a negative impact on our business. Many of our competitors have established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas. We have increased the proportion of our digital mobile network customers that we obtain through our indirect distributor network, and we currently anticipate that we will rely more heavily on indirect distribution channels to achieve greater market penetration for our digital wireless service offerings. However, as we expand our retail subscriber base through increased reliance on indirect distribution channels and as price competition in the wireless industry intensifies, our average revenue per digital subscriber unit may decrease and our customer retention may be adversely affected.

  •
  If we cannot offer pricing packages attractive to customers, our revenues may be adversely affected, which could adversely affect our operating results.

  •
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

    We expect that as the number of wireless communications providers in our market area increases, including providers of both digital and analog services, our competitors' prices in these markets will decrease. We may encounter further market pressures to:

  •
  reduce our digital mobile network service offering prices;

  •
  restructure our digital mobile network service offering packages to offer more value; or

  •
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

  •
  the ability to obtain additional radio spectrum when and where required;

  •
  the availability of wireless telephones of the appropriate model and type to meet the demands and preferences of our customers; and

  •
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

  •
  inadequate or inefficient information systems, business processes and related support functions, especially as related to customer service and accounts receivable collection; and

  •
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

Nextel WIP has approval rights that allow it to exert significant influence over our operations, and it can acquire additional shares of our stock.

    Pursuant to our amended shareholders' agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or Nextel WIP itself, is required in order for us to:

  •
  make a material change in our technology;

  •
  modify our business objectives in any way that is inconsistent with our objectives under our material agreements, including our operating agreements with Nextel WIP;

  •
  dispose of all or substantially all of our assets;

  •
  make a material change in or broaden the scope of our business beyond our current business objectives; or

  •
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

    As of June 30, 2000, our officers, directors and greater than 5% stockholders together control approximately 78.4% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

    Provisions of our organizational documents, amended shareholders' agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that investors may consider favorable. We have authorized the issuance of "blank check" preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our broadband licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control of us could trigger an event of default under provisions in our credit facility, the indentures governing our 14% senior discount notes and our existing senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of, and the voting and other rights of the holders of, our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

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

    Upon liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21,850,000, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per year, compounded quarterly. As of June 30, 2000, we had $25.9 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference. We must redeem all such shares in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption.

Our stock price is volatile.

    The market price of our Class A common stock is volatile and has and will likely continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

  •
  quarterly variations in our or Nextel's operating results;

  •
  variations in our or Nextel's operating results from the expectations of securities analysts and investors;

  •
  changes in expectations as to our or Nextel's future financial performance, including financial estimates by securities analysts and investors;

  •
  changes in laws and regulations affecting the telecommunications industry;

  •
  announcements by third parties or us of significant claims or proceedings against us;

  •
  changes in market valuations of Nextel or other telecommunications companies;

  •
  announcements of technological innovations or new services by us, Nextel or our competitors;

  •
  announcements by us, Nextel or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  future sales of our Class A common stock; and

  •
  stock market price and volume fluctuations.

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

  •
  our plan for meeting our scheduled build-out for commercial launch of markets within our portion of the Nextel digital mobile network;

  •
  our business plan, its advantages and our strategy for implementing our plan;

  •
  general economic conditions in the geographic areas and occupational markets that we are targeting in our portion of the Nextel digital mobile network;

  •
  our expectation regarding the continued successful performance and market acceptance of the technology we use;

  •
  our ability to attract and retain sufficient subscribers;

  •
  our anticipated capital expenditures and funding requirements, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

  •
  the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

  •
  the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability;

  •
  our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables;

  •
  the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;

  •
  future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally; and

  •
  other risks and uncertainties described from time to time in our reports filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risks arising from changes in interest rates. Our primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the term loans of our subsidiary under its credit facility. In April 1999, we entered into an interest rate swap agreement for $60 million and in April 2000, we entered into a second interest rate swap agreement for $50 million to partially hedge our interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.2 million.

    We do not use financial instruments for trading or other speculative purposes.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 137 issued August 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. We are still evaluating the effects of this change on our financial position and our results of operations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We have pending only routine litigation that is incidental to our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Nextel Partners filed a Registration Statement on Form S-1 (File No. 333-95473) which became effective on February 22, 2000, whereby 27,025,000 shares of Class A common stock, $0.001 par value per share, were sold in an initial public offering at a price of $20.00 per share. The managing underwriters of the offering were Goldman, Sachs & Company, Donaldson, Lufkin & Jenerette Securities Corporation, Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., First Union Securities, Inc. Morgan Stanley & Co. Incorporated, and DLJDirect, Inc. Net proceeds to Nextel Partners from the offering totaled approximately $509.9 million, after deducting underwriting fees of approximately $29.7 million and approximately $900,000 for other fees and expenses. In April 2000 we used approximately $191 million to redeem a portion of our 14% senior discount notes. We intend to use substantially all of the remaining net proceeds from the offering for expenditures relating to the build-out and expansion of our portion of the Nextel digital mobile network, including build-out for territories for which we exercised our option during July 2000 and plan to acquire by the end of third quarter 2000. We also intend to use the proceeds for future acquisition of additional frequencies and introduction of new services, sales and marketing activities and working capital.

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

    Our credit facility prohibits us from paying dividends without our lender's consent, and the indentures pursuant to which our senior notes were issued prohibits us from paying dividends without the consent of the trustee. We will, however, be required, in a liquidation or upon mandatory redemption in 2010, to pay dividends on our Series B preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    On July 17, 2000, the Company announced the exercise of its option to acquire from a subsidiary of Nextel, or Nextel WIP, frequencies in 12 additional markets where approximately 10.7 million people live and work. In exchange for transferring licenses to operate in the expanded territory, Nextel will receive shares of the Company's Class B common stock. The transaction is expected to close prior to the end of third quarter, 2000. In addition, on July 27, 2000, the Company issued $200 million of 11% Senior Notes due 2010 in a private placement. We expect to exchange these notes for registered notes having the same financial terms and covenants. Interest will accrue for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, commencing September 15, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  List of Exhibits.

Exhibit Number	Exhibit Description
10.54(1)	Indenture dated as of July 27, 2000 by and between Nextel Partners, Inc. and The Bank of New York, as trustee, relating to the 11% Senior Notes due 2010.
10.55(2)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010 dated July 18, 2000 by and among Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.56(3)	Registration Rights Agreement dated as of July 27, 2000 by and among Nextel Partners, Inc., and Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
27.1	Financial Data Schedule.

(1)
Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(2)
Incorporated by reference to Exhibit 10.51 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(3)
Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(b)
Reports on Form 8-K.

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXTEL PARTNERS, INC. (Registrant)
Date: August 10, 2000	By:	/s/ JOHN D. THOMPSON John D. Thompson Chief Financial Officer and Treasurer

NEXTEL PARTNERS, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.54(1)	Indenture dated as of July 27, 2000 by and among Nextel Partners, Inc. and The Bank of New York, as trustee, relating to the 11% Senior Notes due 2010.
10.55(2)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010 dated July 18, 2000 by and between Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.56(3)	Registration Rights Agreement dated as of July 27, 2000 by and among Nextel Partners, Inc., and Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
27.1	Financial Data Schedule.

(1)
Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(2)
Incorporated by reference to Exhibit 10.51 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(3)
Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

QuickLinks

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
INDEX
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (dollars in thousands)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (dollars in thousands, except for per share amounts)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Changes in Stockholders' Equity (dollars in thousands) (Six months ended June 30, 2000 are unaudited)
Revenues (Dollar amounts in thousands, except for ARPU)
Revenues (Dollar amounts in thousands, except for ARPU)
RISK FACTORS
FORWARD LOOKING STATEMENTS
SIGNATURES
NEXTEL PARTNERS, INC. EXHIBIT INDEX