Form 10-Q
period 2000-09-30
NEXTEL PARTNERS INC
filed 2000-11-14
CIK 1085707

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-29633

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

    Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

Outstanding Title of Class	Number of Shares on October 31, 2000
Class A Common Stock	164,970,634 shares
Class B Common Stock	79,056,228 shares

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2000	December 31, 1999
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$379,516	$154,273
Short-term investments	679,233	239,456
Accounts receivable, net of allowance $1,222 and $1,193, respectively	25,801	7,172
Due from Nextel WIP	—	1,183
Subscriber equipment inventory	6,119	1,695
Other current assets	11,681	8,519
Restricted cash	—	175,000

Total current assets	1,102,350	587,298

PROPERTY, PLANT AND EQUIPMENT, at cost	470,423	268,766
Less—accumulated depreciation	(35,121)	(16,543)

Property, plant and equipment, net	435,302	252,223

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $2,444 and $718, respectively	212,446	151,056
Debt issuance costs and other assets	29,600	22,550
Receivable from officer	2,200	2,200

Total non-current assets	244,246	175,806

TOTAL ASSETS	$1,781,898	$1,015,327

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$49,484	$33,968
Accrued expenses	30,376	24,535
Due to Nextel	1,362	—

Total current liabilities	81,222	58,503

LONG-TERM OBLIGATIONS
Credit facility—term B and C	325,000	325,000
14% Senior discount notes due 2009	331,349	460,484
11% Senior notes due 2010	400,000	—
Other long-term liabilities	2,446	724

Total long-term obligations	1,058,795	786,208

Total liabilities	1,140,017	844,711

COMMITMENTS AND CONTINGENCIES (See Notes)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	26,698	—

STOCKHOLDERS' EQUITY
Preferred stock, Series A convertible, par value $.001 per share, 0 and 125,834,646 shares issued and outstanding	—	21
Preferred stock, Series B redeemable or convertible to Series C preferred stock 2010, par value $.001 per share, 12% cumulative annual dividend; 0 and 13,110,000 shares issued and outstanding	—	2
Preferred stock, Series C convertible, par value $.001 per share, 0 and 64,672,626 shares issued and outstanding	—	11
Preferred stock, Series D convertible, par value at $.001 per share, 0 and 13,110,000 shares issued and outstanding	—	2
Common stock, Class A, par value $.001 per share, 164,970,634 and 9,593,328 shares, respectively, issued and outstanding, and paid-in capital	863,932	145,420
Warrants outstanding	—	3,847
Common stock, Class B, par value $.001 per share convertible, 79,056,228 and 0 shares issued and outstanding, and paid-in capital	163,312	—
Other paid-in capital	—	357,028
Accumulated deficit	(329,687)	(134,966)
Subscriptions receivable from stockholders	(20,210)	(83,048)
Deferred compensation	(62,164)	(117,701)

Total stockholders' equity	615,183	170,616

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,781,898	$1,015,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(dollars in thousands, except for per share amounts)

	For the three months ended September 30,		For the nine months ended September 30,
	2000	1999	2000	1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Service revenues (Received from Nextel WIP $7,481, $2,700, $16,311 and $5,800, respectively.)	$39,081	$8,327	$79,780	$17,617
Equipment revenues	6,036	1,133	15,559	2,977

Total revenues	45,117	9,460	95,339	20,594

OPERATING EXPENSES:
Cost of service revenues (Paid to Nextel WIP $6,427, $1,235, $12,988 and $2,790, respectively.)	23,465	4,716	51,898	11,786
Cost of equipment revenues	12,999	2,626	30,817	7,424
Selling, general and administrative (exclusive of stock based compensation expense shown below) (Paid to Nextel WIP $1,034, $882, $2,598 and $1,936, respectively.)	32,265	10,160	80,779	22,591
Stock based compensation	17,546	548	52,599	1,579
Depreciation and amortization	7,983	2,624	20,547	8,162

Total operating expenses	94,258	20,674	236,640	51,542

LOSS FROM OPERATIONS	(49,141)	(11,214)	(141,301)	(30,948)
Interest expense, net	(27,329)	(17,535)	(70,925)	(44,571)
Interest income	17,761	6,528	45,838	16,416

LOSS BEFORE INCOME TAX PROVISION	(58,709)	(22,221)	(166,388)	(59,103)
Income tax provision	—	—	—	—

LOSS BEFORE EXTRAORDINARY ITEM	(58,709)	(22,221)	(166,388)	(59,103)
Extraordinary item—loss on early retirement of debt, net of $0 income tax	—	—	(23,485)	—

NET LOSS	(58,709)	(22,221)	(189,873)	(59,103)
Manditorily redeemable preferred stock dividends	(794)	—	(4,848)	—

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(59,503)	$(22,221)	$(194,721)	$(59,103)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before extraordinary item attributable to common stockholders	$(0.25)	$(7.49)	$(0.89)	$(20.13)
Extraordinary item	$—	$—	$(0.12)	$—

	$(0.25)	$(7.49)	$(1.01)	$(20.13)

Weighted average number of shares outstanding	237,881,189	2,967,084	191,916,970	2,936,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity
(dollars in thousands)
(Nine months ended September 30, 2000 are unaudited)

			Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In Capital
	Preferred Stock
							Warrants Outstanding	Other Paid-In Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount						Totals
BALANCE
January 1, 1999	—	$—	9,533,328	$1,604	—	$—	$—	$260,761	$(22,553)	$—	$(1,141)	$238,671
Issuance of common stock	—	—	60,000	61	—	—	—	—	—	—	(61)	—
Issuance of Series A preferred stock	125,834,646	21	—	—	—	—	—	208,142	—	—	—	208,163
Issuance of warrants	—	—	—	—	—	—	3,847	—	—	—	—	3,847
Subscriptions receivable from stockholders	—	—	—	—	—	—	—	—	—	(157,203)	—	(157,203)
Proceeds from stockholders	—	—	—	—	—	—	—	—	—	52,145	—	52,145
Reclass of other paid-in capital to Preferred Series B, C, and D	—	—	—	—	—	—	—	(133,180)	—	—	—	(133,180)
Issuance of Series B preferred stock	13,110,000	2	—	—	—	—	—	21,848	—	—	—	21,850
Issuance of Series C preferred stock	64,672,626	11	—	—	—	—	—	110,731	—	—	—	110,742
Issuance of Series D preferred stock	13,110,000	2	—	—	—	—	—	22,264	—	—	—	22,266
Return of capital to Nextel WIP	—	—	—	—	—	—	—	(130,900)	—	—	—	(130,900)
Deferred compensation	—	—	—	143,755	—	—	—	—	—	—	(143,755)	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	27,256	27,256
Net loss	—	—	—	—	—	—	—	—	(112,413)	—	—	(112,413)
Equity issuance costs	—	—	—	—	—	—	—	(2,638)	—	—	—	(2,638)
Motorola credit	—	—	—	—	—	—	—	—	—	22,010		22,010

BALANCE
December 31, 1999	216,727,272	36	9,593,328	145,420	—	—	3,847	357,028	(134,966)	(83,048)	(117,701)	170,616
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	—	—	—	(208,142)	—	—	—	—
Series C preferred stock	(64,672,626)	(11)	—	—	64,672,626	110,742	—	(110,731)	—	—	—	—
Series D preferred stock	(13,110,000)	(2)	—	—	13,110,000	22,266	—	(22,264)	—	—	—	—
Series B preferred stock reclassed	(13,110,000)	(2)	—	—	—	—	—	(21,848)	—	—	—	(21,850)
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(4,848)	—	—	(4,848)
Initial public offering stock issued	—	—	27,025,000	540,500	—	—	—	—	—	—	—	540,500
Net loss	—	—	—	—	—	—	—	—	(189,873)	—	—	(189,873)
Equity issuance costs	—	—	—	(31,203)	—	(5,957)	—	5,957	—	—	—	(31,203)
Deferred compensation—options forfeited	—	—	—	(2,938)	—	—	—	—	—	—	2,938	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	52,599	52,599
Subscription receivable from stockholders	—	—	—	—	—	—	—	—	—	62,838	—	62,838
Warrants exercised by stockholders	—	—	2,434,260	3,851	—	—	(3,847)	—	—	—	—	4
Class B common stock issued	—	—	—	—	1,273,602	36,261	—	—	—	—	—	36,261
Stock Options exercised	—	—	83,400	139	—	—	—	—	—	—	—	139

BALANCE
September 30, 2000 (unaudited)	—	$—	164,970,634	$863,932	79,056,228	$163,312	$—	$—	$(329,687)	$(20,210)	$(62,164)	$615,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	For the nine-months ended September 30,
	2000	1999
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(189,873)	$(59,103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	20,547	8,162
Amortization of debt issuance costs	2,369	1,464
Interest accretion for senior discount notes	31,949	38,932
Extraordinary loss on retirement of debt	23,485	—
Stock based compensation	52,599	1,579
Allowance for doubtful accounts	2,895	585
Gain on deferred sale-leaseback	(205)	—
Change in current assets and liabilities:
Accounts receivable	(21,524)	(4,052)
Subscriber equipment inventory	(4,424)	(86)
Other current assets	(3,295)	(4,085)
Accounts payable, accrued expenses and other liabilities	(9,528)	20,426
Operating advances due to/(from) Nextel WIP	2,545	(652)

Net cash provided by (used in) operating activities	(92,460)	3,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to officer	—	(2,200)
Capital expenditures	(172,779)	(52,756)
Proceeds from sale of assets	8,067	—
FCC licenses	(24,561)	(6,950)
Purchase of short-term investments	(439,777)	(193,173)

Net cash used in investing activities	(629,050)	(255,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	540,500	—
Proceeds from borrowings	400,000	731,376
Payment to redeem 14% senior discount notes	(191,233)	—
Exercise of warrants	4	—
Stock Options Exercised	139	—
Restricted cash transfer	175,000	(175,000)
Proceeds from equity contributions	62,838	67,596
Return of capital to Nextel WIP	—	(130,900)
Equity costs	(31,203)	(2,589)
Debt issuance costs	(9,292)	(24,417)

Net cash provided by financing activities	946,753	466,066

NET INCREASE IN CASH AND CASH EQUIVALENTS	225,243	214,157
CASH AND CASH EQUIVALENTS, beginning of period	154,273	16

CASH AND CASH EQUIVALENTS, end of period	$379,516	$214,173

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Contribution of FCC licenses from Nextel Communications, Inc.	$36,261	$8,884

Equipment purchased from Motorola's equity contribution credit	$—	$14,714

Capitalized interest on accretion of senior discount notes	$6,665	$—

Accretion of redeemable preferred stock dividends	$4,848	$—

CASH PAID FOR INTEREST, net of capitalized amount	$34,831	$4,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—BASIS OF PRESENTATION

    Our interim financial statements for the three- and nine-month periods ended September 30, 2000 and 1999 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Form S-1 Registration Statement declared effective on February 22, 2000.

    The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2—CAPITALIZATION

Initial Public Offering Capitalization Transactions

    In January 2000, the Board of Directors of the Company authorized the filing of a registration statement with the Securities and Exchange Commission (the "SEC") that would permit the Company to sell shares of the Company's common stock in connection with a proposed initial public offering ("IPO"). On January 27, 2000 the Company filed a registration statement with the SEC to sell 27,025,000 shares of Class A common stock which became effective February 22, 2000. With the consummation of the IPO on February 25, 2000 all the outstanding shares of the Company's Series A preferred stock automatically converted into 125,834,646 shares of Class A common stock and all the outstanding shares of the Company's Series C and D preferred stock automatically converted into 77,782,626 shares of Class B common stock. In addition, the Series B redeemable preferred stock held by a subsidiary of Nextel Communications, Nextel WIP, became subject to mandatory cash redemption 375 days after February 1, 2009. The Series B preferred stock, plus accrued dividends, was reclassified from stockholders' equity to the section of the balance sheet between liabilities and stockholders' equity. Simultaneously, an adjustment was made to the accumulated deficit representing the 12% dividend accrued from the time of issuance to the closing date of the IPO.

Warrants Exercised

    On May 2 and June 15, 2000, two of the Company's stockholders exercised their warrants that totaled 1,245,822 and 1,188,438 shares, respectively, to purchase the same number of Class A common shares for a purchase price of $.00167 per share. As of June 30, 2000 all outstanding warrants had been exercised.

Subscriptions Receivable

    During the nine-month period ended September 30, 2000 stockholders contributed a total of approximately $62.8 million. Of the total amount, $47.3 million related to pre-funding of commitments due December 2000 and September 2001, and $15.5 million to funding of their irrevocable equity commitment due September 2000.

Expansion Territory Capitalization Transactions

    On September 27, 2000, Nextel Partners Operating Corporation ("OPCO"), a wholly-owned subsidiary of Nextel Partners, entered into an Expansion Territory Asset Transfer and Reimbursement

Agreement with Nextel to acquire for approximately $3.4 million certain assets, properties, rights and interests to be used in connection with the construction and operation of additional territories (the "Expansion Territory"). As part of this expansion, the Company issued to Nextel WIP 1,273,602 shares of Class B common stock having an aggregate value of $36.3 million in exchange for the contribution of certain licenses and an extension of an operating agreement governing the build-out of the Nextel digital mobile network in the new expansion territory (the "Expansion Territory Capitalization Transactions").

    The following chart reflects ownership by major stockholders as of September 30, 2000 after the IPO and Expansion Territory Capitalization Transactions.

MAJOR STOCKHOLDER	CLASS OF STOCK	VOTING %	EQUITY %
Nextel WIP	Common—Class B	32.40%	31.74%

Public Stockholders	Common—Class A	12.79%	12.53%

DLJ Merchant Banking Partners II, LP and affiliates ("DLJ Merchant Banking")	Common—Class A	11.69%	11.46%

Madison Dearborn Capital Partners II, LP	Common—Class A	11.15%	10.93%

Eagle River Investments, LLC	Common—Class A	7.99%	7.83%

The Huff Alternative Income Fund, LP	Common—Class A	5.79%	5.67%

Motorola, Inc.	Common—Class A	5.36%	5.25%

Management Stockholders	Common—Class A	4.03%	3.95%

Note 3—OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

    The Company provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. The Company's operations are primarily conducted by OPCO, a wholly owned subsidiary of the Company.

    The Company's digital network ("Nextel digital mobile network") has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola, Inc. (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"). The Company's principal business objective is to offer high-capacity, high-quality, advanced communication services in its territories throughout the United States which includes mid-sized and smaller markets. Various operating agreements entered into by subsidiaries of the Company and Nextel WIP (see Note 6) provide for support services to be provided by Nextel WIP, as required.

Net Loss Per Share

    In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation, as their effects are antidilutive. The Company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. Diluted net loss per share for all periods shown does not include the effects of the convertible preferred stock and shares issuable upon the exercise of stock options and restricted stock as the effect of their inclusion is antidilutive during each period. For the period ended September 30, 2000, approximately 5.0 million stock options were excluded from the calculation of common equivalent shares as their effects are antidilutive.

    The basic and diluted net loss per share is computed based on the weighted average number of shares shown in the table below. The weighted average number of shares for the nine months ended September 30, 2000 does not represent a complete reporting period since the IPO was consummated on February 25, 2000. In addition, net loss available to common stockholders increased by the amount of the accrued dividend on the Series B redeemable preferred stock.

Weighted Average Shares	For the Three Months ended September 30, 2000
Class A common stock	160,043,189
Class B common stock	77,838,000

Total weighted average shares	237,881,189

Restricted Cash

    Restricted cash reflects the cash collateral account maintained under the credit facility equal to the $175.0 million borrowings outstanding at December 31, 1999 under one of the Company's term loans. On January 21, 2000 the restricted cash was made available to use since the FCC approved the transfer of control of the initial FCC licenses to the Company from Nextel WIP that were acquired on January 29, 1999.

Debt Issuance Costs

    In relation to the issuance of long-term debt discussed in Note 4, the Company incurred a total of $33.9 million and $24.6 million in deferred financing costs as of September 30, 2000 and December 31, 1999, respectively. In connection with the 11% Senior Notes issued on March 10, 2000 and July 27, 2000 the Company has incurred a total of $9.3 million in deferred financing costs, of which $400,000 relates to amending the Amended and Restated Credit Agreement for the Term B and C loans for these Senior Notes. These debt issuance costs will be amortized over the terms of the underlying obligation using the effective interest rate method.

Sale-Leaseback Transactions

    On October 13, 1999, the Company signed a Letter of Agreement by and among Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash. The Company will then lease space on the telecommunication towers from Spectrasite pursuant to a master lease agreement. During the three- and nine-month periods ending September 30, 2000, the Company received proceeds of approximately $1.7 million and $8.1 million, respectively, in cash for the assets sold to Spectrasite Holdings, Inc. These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks. Any gain recognized on the sale of assets is deferred and amortized over the life of the lease.

FCC Licenses

    FCC operating licenses are recorded at historical cost and amortized using the straight-line method based on estimated useful lives of 40 years. Amortization begins with commencement of service to customers in a particular market. For the three- and nine-month periods ended September 30, 2000 approximately $58.1 million and $58.2 million, respectively, of FCC licenses have been acquired, excluding capitalized interest. As part of the Expansion Territory acquired from Nextel WIP on September 27, 2000 Nextel WIP contributed $36.3 million of FCC licenses in exchange for Class B common stock. The remaining $21.8 million and $21.9 million for the three- and nine-month periods ended September 30, 2000, respectively, were payments made to acquire FCC licenses.

Recently Issued Accounting Pronouncements

    ACCOUNTING FOR DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES—In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 137, issued August 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. The Company is still evaluating the effects of this change on its financial position and results of operations.

    REVENUE RECOGNITION IN FINANCIAL STATEMENTS—In December 1999, the SEC released Staff Accounting Bulletin Number 101—Revenue Recognition in Financial Statements. This bulletin will become effective for the fourth quarter of 2000 for the Company. This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements, and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer, such as an arrangement to provide telecommunication services. The Company believes that the effects of this bulletin will not be material to its financial position or the results of its operations.

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

Note 4—LONG-TERM DEBT (in thousands):

	September 30, 2000	December 31, 1999
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $188.7 million at September 30, 2000 and $339.5 at December 31, 1999	$331,349	$460,484
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	—
Bank Credit Facility—Term B Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted London Interbank Offered Rate ("LIBOR")	175,000	175,000
Bank Credit Facility—Term C Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	150,000	150,000

Total Long-Term Debt	$1,056,349	$785,484

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

11% Senior Notes

    On March 10, 2000 the Company issued $200 million in aggregate principal amount 11% Senior Notes due 2010, and on July 27, 2000 issued an additional $200 million of 11% Senior Notes, each in a private placement. The Company exchanged the Senior Notes issued in March for registered notes having the same financial terms and covenants. The Senior Notes issued in July are in the process of being exchanged for notes registered pursuant to the Registration Statement filed with the Securities and Exchange Commission on October 23, 2000 and declared effective November 13, 2000. Interest will accrue for the Senior Notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, and commenced on September 15, 2000.

    The Senior Notes represent senior unsecured obligations of the Company and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The Senior Notes are effectively subordinated to (i) all secured obligations of the Company, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

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

    The Senior Notes are redeemable at the option of the Company, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages, if any, at the date of liquidation. In addition, prior to March 15, 2003, the Company may on one or more occasions redeem up to 35% of the aggregate principal amount at maturity of the Senior Notes originally issued at a redemption price equal to 111% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest and liquidated damages, if any, with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the Senior Notes originally issued remain outstanding immediately after the occurrence of such redemption.

Note 5—COMMITMENTS AND CONTINGENCIES:

Regulatory Matters

    The FCC issues Specialized Mobile Radio ("SMR") licenses on both a site-specific and wide-area basis. Each license enables SMR carriers to provide service either on a site-specific basis, in specific 800 MHz Economic Areas ("EA") or 900 MHz Metropolitan Trading Areas ("MTA") in the United States. Currently, SMR licenses are issued for a period of 10 years, and are subject to certain construction and operational requirements.

    The FCC granted approval to transfer ownership of the Initial Capitalization Transaction licenses on January 21, 2000 from Nextel WIP to the Company. Pursuant to this event the cash collateral account (restricted cash) established by the Company to maintain a balance equal to the amounts outstanding under the term B credit facility was made available.

    On March 20, 2000 the FCC granted approval to transfer ownership of additional licenses from Nextel WIP to the Company. These licenses were acquired by the Company from Nextel WIP as part of the exercise by the Company on September 9, 1999 of its option to expand its territory. The Company again exercised its option to expand its territory on September 27, 2000 and acquired additional SMR licenses from Nextel WIP. These licenses will be transferred to the Company when granted approval by the FCC.

    The FCC has routinely granted license renewals providing the licensees have complied with the applicable rules, policies and the Communications Act of 1934, as amended. The Company believes that it has met and will continue to meet all requirements necessary to secure the retention and renewal of its SMR licenses subsequent to the FCC approved transfer of the licenses from Nextel WIP.

Note 6—RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

    Pursuant to the equipment purchase agreements between the Company and Motorola, and prior to the initial capitalization transactions on January 29, 1999, pursuant to purchase agreements between Nextel WIP and Motorola, Motorola provided the iDEN infrastructure and subscriber handset equipment to the Company throughout its markets (such equipment purchase agreements, are referred to herein as the "Equipment Purchase Agreements"). The Company expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern the Company's rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

    For the three- and nine-month periods ended September 30, 2000, the Company purchased approximately $34.9 million and $96.2 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola. For the same periods ended September 30, 1999, the Company purchased approximately $7.0 million and $14.7 million from Motorola, respectively.

The Joint Venture Agreement

    The Company, OPCO and Nextel WIP entered into a joint venture agreement (the "Joint Venture Agreement") dated January 29, 1999. Summarized below are several of the important terms of the Joint Venture Agreement.

    Back Office/Management Information Services—Nextel WIP provides the Company access to certain back office and information systems platforms on an ongoing basis, as more fully described in the Joint Venture Agreement. The Company pays to Nextel WIP a fee, based on Nextel's cost, for these services. For the three months ended September 30, 2000 and 1999, the Company was charged approximately $339,000 and $139,000, respectively, and $771,000 and $285,000 for the nine months ended September 30, 2000 and 1999, respectively.

    Roaming Agreement—Pursuant to a roaming agreement (the "Roaming Agreement") entered into between Nextel WIP and OPCO, Nextel WIP and OPCO provide Enhanced Specialized Mobile Radio ("ESMR") service to subscribers of the other (in either case, the "Home Service Provider") while such subscribers are out of the Home Service Provider's territory and roaming in the territory of the other (in either case, the "Remote Service Provider"). Under the Roaming Agreement, each Home Service Provider is responsible for billing its own subscribers and designated users for roaming usage in accordance with its own subscriber plans and service agreements. The Roaming Agreement provides that each party pays the other's monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider's territory. For the three months ended September 30, 2000 and 1999, the Company earned approximately $7.5 million and $2.7 million, respectively, from Nextel customers roaming on the Company's system and was charged approximately $2.0 million and $309,000, respectively, for the same period, for the Company's customers roaming on Nextel's system. For the nine months ended September 30, 2000 and 1999, the Company recognized roaming revenue of approximately $16.3 million and $5.8 million, respectively, and was charged $3.7 million and $653,000, respectively, for customers roaming on Nextel's system for the same period.

    Master Site Lease Agreement—Prior to March 31, 2000 OPCO leased from Nextel WIP, under a master site lease agreement (the "Master Site Lease"), space on telecommunications towers, which were owned or leased by affiliates of Nextel WIP. For the three and nine months ended September 30, 1999, the Company paid Nextel WIP approximately $171,000 and $407,000, respectively, for these leases. Starting April 1, 2000, Nextel WIP and the Company agreed to have the Company pay Spectrasite Holdings Inc. directly for these leases with the agreement that Nextel WIP would offset any of the lease payments that exceeded the lease rates contained in the Master Site Lease Agreement until January 29, 2002. For the three months ended September 30, 2000 the Company received credits from Nextel WIP for approximately $139,200 and a net amount of $18,600 for the nine months ended September 30, 2000.

    Transition Services Agreement—Nextel WIP, through its affiliates, provides certain services to OPCO under a transition services agreement (the "Transition Services Agreement"). Under the Transition Services Agreement, certain accounting, payroll, customer care, purchasing, human resources and billing functions are made available to OPCO. In return for the services received through Nextel WIP, OPCO pays monthly fees to Nextel WIP based on Nextel WIP's cost. For the three and nine months ended September 30, 2000, the Company was charged approximately $742,000 and $2.3 million, respectively, for the transition services still required for Nextel telemarketing and customer care, fulfillment, activations and billing tasks for the national and corporate accounts. For the same periods ended September 30, 1999, the Company was charged approximately $833,000 and $1.9 million, respectively.

    Switch Sharing Agreement—Nextel WIP provides certain telecommunications switching services to OPCO pursuant to a switch sharing agreement (the "Switch Sharing Agreement"). The Switch Sharing Agreement permits OPCO to link cell sites to and electronically access certain switching equipment used and maintained by affiliates of Nextel WIP in the operation of the Nextel digital mobile network, which facilitates OPCO provision of ESMR service to the Company's subscribers. Under the Switch Sharing Agreement, OPCO pays Nextel WIP monthly switching fees based on a pricing formula agreed to by the parties based on Nextel's cost of providing such services in the year 2001. For the three and nine months ended September 30, 2000, the Company was charged approximately $4.5 million and $8.9 million, respectively, and $664,000 and $1.5 million for the same periods during 1999, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Some statements and information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements, including but not limited to factors associated with the build-out of our portion of the Nextel digital mobile network, actions of regulatory authorities and competitors and other factors, see "Risk Factors."

    Please read the following discussion of our condensed consolidated financial condition and results of operations for the three-and nine-month periods ended September 30, 2000 and 1999 together with our Form S-1 Registration Statement declared effective on February 22, 2000.

    Our historical results discussed in this section and throughout this Form 10-Q include the operations we acquired from Nextel WIP on January 29, 1999 in connection with our initial capitalization, which operations had previously been managed by Nextel. See Note 1 of our audited consolidated financial statements for a discussion of our formation, capitalization and basis of presentation.

OVERVIEW

    On September 27, 2000 we completed the second exercise of our option to acquire additional frequencies and territories from Nextel WIP. On that date, we acquired from Nextel WIP frequencies in 12 additional markets where approximately 10.6 million people, or Pops, live and work. As a result, we currently hold or have the right to use wireless frequencies in 58 markets where over 50 million people live and work. As of September 30, 2000, we had commercial operations in markets with total Pops of 26.6 million and the ability to offer service to, or cover, approximately 20.6 million Pops. These operational markets are in Hawaii, New York, Texas, Pennsylvania, Kentucky, Florida, Iowa, Nebraska, Idaho, Central Illinois, Alabama, Louisiana and Mississippi.

    As of September 30, 2000, we had approximately 172,400 digital subscribers. Compared to September 30, 1999 with an ending subscriber count of approximately 33,400, our subscriber base grew 416%. In the three- and nine-month periods ended September 30, 2000, we added (net of deactivations) approximately 51,400 and 126,400 subscriber units, respectively.

    Starting in June 2000 we introduced Nextel Online services in all of our launched markets except Hawaii and upstate New York. Nextel Online service provides Internet-capable subscriber units with wireless Internet services, including web-based applications and content. We plan to offer these same data services in Hawaii and upstate New York by the end of 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

    Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 369% to $39.1 million during the third quarter of 2000 when compared with $8.3 million generated during the third quarter of 1999. Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to the use by Nextel subscribers of our portion of the Nextel digital mobile network. Roaming revenues for the three-month period ended September 30, 2000 accounted for approximately 19% of our service revenues.

    Equipment revenues for the three-month period ending September 30, 2000 was $6.0 million which is an increase of $4.9 million or 433% compared to the same period ending September 30, 1999. Our equipment revenues consist of revenues received for wireless telephones purchased by our subscribers. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the merchandise is sold by the distributors.

    Total revenues increased 377% to $45.1 million during the third quarter of 2000 when compared with $9.5 million generated during the third quarter of 1999. The growth in revenues was due to launching new markets along with increased revenues from the existing markets. The following table sets forth those markets launched during the third quarter of 2000 and our previously launched markets:

Markets	Market Launch
Texarkana, TX	3rd Quarter 2000
Shreveport/Monroe/Tyler/Longview, LA/TX	3rd Quarter 2000
Central Illinois (Peoria, Springfield, Champaign, Bloomington, Decatur)	2nd Quarter 2000
Eastern Iowa (Waterloo, Dubuque, Davenport, Cedar Rapids, Iowa City)	2nd Quarter 2000
Nebraska (Omaha, Lincoln)	2nd Quarter 2000
Des Moines, IA	2nd Quarter 2000
Idaho (Boise, Twin Falls)	2nd Quarter 2000
Montgomery, AL	2nd Quarter 2000
Pensacola/Panama City/Fort Walton Beach, FL	2nd Quarter 2000
Lafayette/Lake Charles, LA	2nd Quarter 2000
Mobile, AL	2nd Quarter 2000
Beaumont, TX	2nd Quarter 2000
Pascagoula, MS	2nd Quarter 2000
Bryan/College Station, TX Jamestown, NY	2nd Quarter 2000
Harrisburg/York/Lancaster, PA	1st Quarter 2000
Wilkes-Barre/Scranton, PA	1st Quarter 2000
Kentucky (Lexington-Fayette,Louisville)	1st Quarter 2000
Tallahassee, FL	1st Quarter 2000
Jamestown, NY	1st Quarter 2000
Temple/Killeen/Waco, TX	4th Quarter 1999
Erie, PA	4th Quarter 1999
Hawaii (all islands)	3rd Quarter 1998
Rochester, NY	3rd Quarter 1998
Buffalo, NY	3rd Quarter 1998
Syracuse/Utica-Rome/Binghamton/Elmira, NY	3rd Quarter 1998
Albany/Glen Falls, NY	3rd Quarter 1998

    Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU increased $6 from $66 at the end of third quarter 1999 to $72 for the same period ended September 30, 2000. We credit the higher ARPU to increased minutes used by subscribers, higher pricing plans targeted for particular market segments, and additional features such as voice mail, short message services, Nextel On-line and Nextel Worldwide products. The following table sets forth our recent revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Three Months Ended September 30 2000	% of Consolidated Revenues	For the Three Months Ended September 30 1999	% of Consolidated Revenues
Service and roaming revenues	$39,081	87%	$8,327	88%
Equipment revenues	6,036	13%	1,133	12%

Total revenues	$45,117	100%	$9,460	100%

ARPU (1)	$72		$66

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

    For the three months ended September 30, 2000 our cost of service revenues was $23.5 million compared to $4.7 million for the same period in 1999, representing an increase of 398%. The increase in costs is primarily the result of bringing on-air approximately 909 additional cell sites during the period from September 30, 1999 to September 30, 2000 for a total of approximately 1,232 operating cell sites, as well as increases in airtime usage. Increased airtime usage resulted from the 416% growth in number of subscribers from September 30, 1999 along with the increased interconnect minutes of use per subscriber. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

Cost of Equipment Revenues

    Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. For the three months ended September 30, 2000 our cost of equipment revenues was $13.0 million compared to $2.6 million for the same period in 1999, representing an increase of 395%. The increase in costs is related mostly to the growth in volume of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $7.0 million and a loss of $1.5 million for the three months ended September 30, 2000 and 1999, respectively. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the three months ended September 30, 2000 these costs were $32.3 million compared to $10.2 million for the same period ended September 30, 1999, representing an increase of 218%.

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

    We anticipate that our cost per additional customer may be slightly higher in the fourth quarter of 2000 as compared to the third quarter of 2000, with a cost of $487 per added subscriber.

    General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. The three-month period ended September 30, 1999 was a transition period during which Nextel WIP made many of the above services available to us. By September 30, 2000, we transferred the majority of these services to our employees and systems. Therefore, our general and administrative costs increased as a result of our:

  •
  hiring employees to set up functional departments and offices to support the growth of the new and existing markets;

  •
  staffing and operating our own customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and

  •
  hiring employees to maintain and support systems that were in development during 1999.

Stock Based Compensation Expense

    For the three-month periods ended September 30, 2000 and 1999, we recorded stock based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $17.5 million and $548,000, respectively. This expense is a non-cash expense. These grants are considered compensatory and we account for their deferred compensation expenses on a basis similar to that used for stock appreciation rights. Upon closing of our initial public offering on February 27, 2000, the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

Depreciation and Amortization Expense

    For the three months ended September 30, 2000, our depreciation and amortization expense was $8.0 million compared to $2.6 million for the same period in 1999, representing an increase of 204%. The $5.4 million increase relates primarily to depreciating the wireless network assets for approximately 909 additional cell sites placed in service along with the furniture and equipment to set-up the new offices and amortizing additional FCC licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

    Interest expense increased from $17.5 million for the third quarter 1999 to $27.3 million for the same period in 2000, representing an increase of 56%. The increase is due to the $150 million term loan C obtained in September 1999, and the issuance of $200 million 11% Senior Notes in March 2000 and an additional $200 million in July 2000, offset by redeeming 35% of the 14% senior discount notes in April 2000.

    For the three-month period ended September 30, 2000, interest income was $17.8 million, compared to $6.5 million for the same period in 1999, representing an increase of 172%. This increase was due to the income recognized on the investment of the net proceeds received from the term loan C in September 1999, our initial public offering of class A common stock in February 2000 and the issuance of 11% senior notes in March 2000 and July 2000.

Net Loss

    For the third quarter 2000 we had losses attributable to common stockholders of approximately $59.5 million compared to a loss of $22.2 million for the same period in 1999, representing an increase of 168%. The $59.5 million loss in the third quarter of 2000 includes redeemable preferred stock dividends of approximately $794,000. Expenses have increased in all categories as we have added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for the new launch markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues

    Total revenues increased 363% to $95.3 million during the first nine months of 2000 compared to $20.6 million for the same period in 1999. The growth in revenues was due to adding subscribers from the newly launched markets along with increasing our customer base and revenues from the existing markets in upstate New York and Hawaii. For the period from September 30, 1999 to September 30, 2000, the subscriber count grew 416% from approximately 33,400 to 172,400 units. Additionally, our ARPU increased $8 from $63 to $71 for the nine months ended September 30, 1999 and 2000, respectively.  The following table reflects our revenues and ARPU for the first nine months of 2000 and 1999:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Nine Months Ended September 30 2000	% of Consolidated Revenues	For the Nine Months Ended September 30 1999	% of Consolidated Revenues
Service and roaming revenues	$79,780	84%	$17,617	86%
Equipment revenues	15,559	16%	2,977	14%

Total revenues	$95,339	100%	$20,594	100%

ARPU (1)	$71		$63

(1)
ARPU does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Cost of Service Revenues

    For the nine-month period ended September 30, 2000 our network costs were $51.9 million compared to $11.8 million for the same period in 1999, representing an increase of 340%. The increase in expenses from 1999 to 2000 was primarily due to adding approximately 909 additional operating cell sites for the new markets launched. For the first nine months of 1999, the majority of cell sites in operation were located in the launched markets of Hawaii and upstate New York.

Cost of Equipment Revenues

    For the nine months ended September 30, 2000 and 1999 our cost of subscriber wireless telephones and accessories was $30.8 million and $7.4 million, respectively, representing an increase of 315%. The increase in cost for the nine-month period of 2000 compared to 1999 resulted primarily from the provision of wireless telephones and accessories to new subscribers in our recently launched markets. As part of our business plan, we often offer our equipment for less than the cost through discounts as part of a promotion. As a result, the difference between equipment revenues and cost is a loss of approximately $15.3 million for the nine months ended September 30, 2000 compared to a loss of approximately $4.4 million for the same period in 1999. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers and for the foreseeable future expect that the cost of equipment will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

    For the nine months ended September 30, 2000 selling and general and administrative expenses were $80.8 million compared to $22.6 million for the same period ended September 30, 1999, representing an increase of 258%. The first nine months ended September 30, 1999 were a start-up and transition period, and by September 30, 2000 we launched new markets (see Revenues—Market Launch) and transferred the majority of the transition services provided to us by Nextel WIP to our employees and systems.

    Selling expenses increased from $11.1 million for the first nine months of 1999 to $52.6 million for the same period ended September 30, 2000 due to the increased sales and marketing activities to grow our subscriber base and hiring employees to accommodate the growth in our existing and new markets. In 1999, the majority of the sales and marketing activities related to Hawaii and the upstate New York markets that we acquired from Nextel WIP. We anticipate that our cost per additional customer will be relatively high during our first several years of operation, but will decline as sales representatives become more efficient, we expand our indirect distribution channels and the cost of our sales infrastructure is distributed over a greater base of customer additions.

    The general and administrative expenses for the nine-month periods ended September 30, 2000 and 1999 were $28.2 million and $11.5 million, respectively, representing an increase of 145%. The increase in costs relates to hiring and setting up functional departments in addition to transferring the majority of the transition services provided to us by Nextel WIP to our employees and systems. Our customer care center also opened in October 1999 increasing our general and administrative expenses for the nine-month period ending September 30, 2000 compared to the same period for 1999.

Stock Based Compensation Expense

    For the nine-month periods ended September 30, 2000 and 1999, we recorded stock based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $52.6 million and $1.6 million, respectively. This expense is a non-cash expense. For the first nine months of 1999, only the expense associated with our restricted stock purchase plan was included. These grants are considered compensatory and we account for their deferred compensation expenses on a basis similar to that used for stock appreciation rights.

Depreciation and Amortization

    Depreciation and amortization for the nine-month period ended September 30, 2000 was $20.5 million compared to $8.2 million for the same period in 1999, representing an increase of 152%.

The $12.3 million increase related mostly to depreciating the wireless network assets for the 909 additional cell sites placed in service along with office set-up and equipment expenses and amortization of additional FCC licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

    For the nine months ended September 30, 2000 and 1999 interest expense was $70.9 million and $44.6 million, respectively, representing an increase of 59%. The $26.3 million increase is a result of the $150 million Term loan C obtained in September 1999, the issuance of $200 million 11% Senior Notes in March 2000 and an additional $200 million in July 2000, offset by redeeming 35% of the 14% senior discount notes in April 2000.

    For the nine-month period ended September 30, 2000, interest income was $45.8 million compared to $16.4 million for the same period ended September 30, 1999, representing an increase of 179%. The $29.4 million increase is due to the income recognized on the investment of the net proceeds received from the Term loan C in September 1999, our initial public offering of class A common stock in February 2000 and the issuance of 11% Senior Notes in March 2000 and July 2000.

Extraordinary Item

    On April 18, 2000 we utilized a portion of our proceeds from our initial public offering in February 2000 to redeem 35% of the aggregate accreted value of the 14% senior discount notes. As a result of the early retirement of these senior discount notes, we recognized an extraordinary loss of approximately $23.5 million, representing the excess of the redemption price over the accreted value of the notes redeemed.

Net Loss

    For the nine-month period ended September 30, 2000 we had losses attributable to common stockholders of approximately $194.7 million compared to a loss of $59.1 million for the same period in 1999, representing an increase of 229%. The $194.7 million loss in 2000 includes an extraordinary loss of approximately $23.5 million and a dividend relating to manditorily redeemable preferred stock of $4.8 million. Expenses increased in all categories as we moved from the start-up and transition phase and have added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for the new launch markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

LIQUIDITY AND CAPITAL RESOURCES

    Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network, including the future acquisitions of additional frequencies and the introduction of new services. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, cell site construction, and additional FCC licenses. Currently, we estimate that capital requirements to build out our portion of the Nextel digital mobile network, including build-out of the markets we acquired from Nextel WIP on September 27, 2000, and operating losses and working capital for the period from inception through the end of 2003, will total approximately $1.9 billion, including the in-kind contributions we have received or expect to receive from Nextel WIP and Motorola.

    For the first nine months of 2000, we used $92.5 million in cash for operating activities, compared to providing cash of $3.2 million for the same period in 1999. The increased use of funds for operating activities in 2000 was primarily due to expenses relating to hiring employees, setting up functional departments and offices, network operating costs for additional sites placed in service, increased marketing and sales activities along with purchasing subscriber inventory and an increase in receivables due to additional customers. In addition, during the first nine months of 2000, we invested $172.8 million in capital expenditures, excluding $4.4 million of non-cash capitalized interest, spent primarily to build out the Nextel digital mobile network in Pennsylvania, Kentucky, Iowa, Nebraska, Florida, Texas, Alabama, Louisiana, Mississippi, Illinois, Idaho, Georgia, Minnesota and Wisconsin markets. During the same period in 1999, we invested $52.8 million in capital expenditures, which was primarily for the Hawaii, upstate New York, Texas, Pennsylvania and Kentucky markets. For the nine months ended September 30, 2000 we also invested $24.6 million, excluding $2.3 million of non-cash capitalized interest, in FCC licenses. Last, during the first nine months of 2000 we invested $439.8 million in short-term investments from the proceeds of the IPO declared effective February 22, 2000 and the proceeds from the issuances of the $200 million 11% Senior Notes issued in March 2000 and the additional $200 million 11% Senior Notes issued in July 2000.

SOURCES OF FUNDING

    To date, third-party financing activities have provided all of our funding. As of September 30, 2000 these financings totaled $2.1 billion and included:

  •
  proceeds from cash equity contributions of $182.6 million;

  •
  the offering of 14% senior discount notes for $406.4 million;

  •
  term loans incurred by our operating subsidiary of $325.0 million;

  •
  the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for capital stock;

  •
  the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for preferred stock, all of which had been used by December 31, 1999;

  •
  proceeds from the sale of common stock in our initial public offering of $540.5 million;

  •
  the offering of 11% Senior Notes for $200.0 million in March 2000; and

  •
  the offering of an additional $200.0 million 11% Senior Notes in July 2000.

    In addition, as of September 30, 2000, we had irrevocable commitments from our current stockholders to contribute an additional $20.2 million. Prefunded installments of $47.3 million along with funding from the September 2000 installment for $15.5 million were contributed as of September 30, 2000. The remaining commitments will be paid in installments of $12.9 million in December 2000 and $7.3 million September 2001.

    Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 these notes were exchanged by us for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately $23.5 million. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520.0 million by February 1, 2004. As of September 30, 2000, the accreted value of the outstanding 14% senior discount notes was approximately $331.3 million.

    Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson,

Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999. The credit facility, as amended, includes a $175 million term loan, a $150 million term loan and a $100 million reducing revolving credit facility. Subject to Nextel Partners Operating Corp.'s right in the future to seek an increase of up to $50 million, the credit facility may not exceed $425 million. The $175 million term loan matures on January 29, 2008, and the $150 million term loan matures on July 29, 2008. The revolving credit facility will terminate on January 29, 2007.

    On January 29, 1999, Nextel Partners Operating Corp. borrowed the full amount of the $175 million term loan, and on September 9, 1999, it borrowed the full amount of the $150 million term loan. As of September 30, 2000, no amounts were outstanding under the $100 million revolving credit facility.

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

    Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry. The credit facility also contains covenants requiring the maintenance of certain defined financial ratios and meeting operational targets including service revenues, subscriber units and network coverage. As of September 30, 2000 we were in compliance with all covenants associated with this credit facility.

    On March 10, 2000, we issued $200 million of 11% Senior Notes due 2010, and on July 27, 2000, we issued an additional $200 million of 11% Senior Notes, each in a private placement. We exchanged the March notes for registered notes having the same financial terms and covenants. The Senior Notes issued in July are in the process of being exchanged for notes registered pursuant to the Registration Statement filed with Securities and Exchange Commission on October 23, 2000 and declared effective November 13, 2000. Interest will accrue for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2000.

    While we believe we have sufficient funds to complete the build-out of our existing markets, acquire additional frequencies and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year, we cannot assure you that additional funding will not be necessary. As of September 30, 2000, our cash and cash equivalents and short-term investments balance was approximately $1.1 billion. We could require additional financing to complete our existing portion of the Nextel digital mobile network, to acquire additional FCC licenses, to add capacity and to offer additional services, and such additional financing might be expensive or impossible to obtain.

RISK FACTORS

RISK FACTORS RELATING TO OUR BUSINESS

We have a history of operating losses, expect to continue to incur substantial operating losses and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

    We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses and, as of September 30, 2000, we had incurred operating losses of approximately $212.9 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to complete the commercial launch of our portion of the Nextel digital mobile network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition and our failure to make any required payments would result in defaults under all our debt agreements, which could result in the cessation of our business.

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

    Our business plan depends, in part, on Nextel completing its portion of the Nextel digital mobile network on schedule and continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain new customers. Additional information regarding Nextel and its domestic digital mobile network business can be found in Nextel's Annual Report on Form 10-K for the year ended December 31, 1999, Nextel's Forms 10-Q for the three months ended March 31, 2000 and June 30, 2000, and Nextel's other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 under SEC file number 0-19656. You should read these filings to more fully understand the risks presented by our affiliation with Nextel.

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

    If Nextel adopts material changes to its operations, including the adoption of new technology, our operating agreements with Nextel WIP give it the right to require similar changes to our operations. The failure to implement required changes could, under certain circumstances, trigger the ability of Nextel WIP to terminate its operating agreements with us. Even if the required change is beneficial to Nextel, the effect on our business may differ due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business plan.

Our highly leveraged capital structure limits our ability to obtain additional financing and could adversely affect our business in several other ways.

    The level of our outstanding debt greatly exceeds the level of our revenues and stockholders' equity. As of September 30, 2000, we had $1.1 billion of total indebtedness outstanding, including $325.0 million outstanding under our credit facility, $331.3 million of 14% senior discount notes outstanding at their accreted value and $400.0 million of 11% Senior Notes outstanding. This indebtedness represented approximately 62% of our total capitalization at that date. As of September 30, 2000, we also had $26.7 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

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

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above.

    We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture do not fully prohibit us or our subsidiaries from doing so. Our credit facility would permit additional borrowing of up to $50 million after completion of this offering and all of those borrowings would be senior to the notes. Our and our subsidiaries' level of indebtedness could have important consequences to the holders of the notes, including the following:

  •
  the debt service requirements of any additional indebtedness could make it very difficult for us to make payments of cash interest on the notes;

  •
  a substantial portion of our cash flow from operations, if any, must be dedicated to the payment of principal and interest on our indebtedness and other obligations, and will not be available for use in our business;

  •
  the level of indebtedness and related cash debt service needs could limit our flexibility in planning for, or reacting to, changes in our business;

  •
  we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage; and

  •
  our level of indebtedness and related cash debt service needs will make us more vulnerable in the event of a downturn in our business.

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

    Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our future liquidity until we become cash flow positive which we anticipate will not occur before 2003.

    We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, including obligations under our credit facility, our senior discount note and our senior notes or to fund our other liquidity needs. Moreover, the fund raising efforts of Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

In the future we may need to refinance our indebtedness and our ability to refinance our indebtedness will depend on many factors, some of which are beyond our control, and we cannot assure you that we will be able to do so.

    Our credit facility will mature prior to the maturity of our outstanding notes, and our obligations thereunder are senior to the notes in right of payment and are secured by liens on assets of our subsidiaries and a pledge of their capital stock. We expect that we may be required to refinance our indebtedness under our credit facility. Our ability to refinance our indebtedness will depend on, among other factors, our financial condition at the time of the refinancing, the restrictions contained in the instruments governing our other indebtedness then outstanding and other factors beyond our control, including market conditions. If our indebtedness under our credit facility cannot be repaid at maturity or refinanced, then we will be unable to meet our obligations under our indentures or the notes.

The indentures and our existing debt include restrictive and financial covenants that limit our operating flexibility.

    Our credit facility and the indentures governing our senior notes and our senior discount notes contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

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

    Upon the occurrence of a defined change of control under the indentures governing our 14% and 11% senior discount notes other than a change of control involving certain of our existing stockholders, we could be required to redeem those notes. Our credit facility prohibits us, except under certain circumstances, from redeeming our senior notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming our senior notes our failure to redeem our senior notes would constitute an event of default under the respective indentures, which would in turn result in a default under the credit facility. Any default under our indentures or credit facility could result in an acceleration of such indebtedness, which would harm our financial condition and could adversely, impact our ability to effectuate our business plan. Moreover, even if we obtained consent under our credit facility, we cannot assure you that we would have sufficient resources to redeem our senior notes and still have sufficient funds available to successfully pursue our business plan.

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

The completion of our portion of the Nextel digital mobile network depends on approval by the FCC of the transfer of licenses to us from Nextel.

    On September 27, 2000 we acquired from Nextel WIP additional frequencies in 12 markets. We intend to seek and anticipate FCC approval for the transfer of the SMR licenses covering these territories from Nextel WIP to us. We cannot be sure, however, that the FCC will grant approval of the transfer of control of these licenses. Pending FCC approval we have the right to use the frequencies covered by these licenses pursuant to a management agreement.

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

    As of September 30, 2000, our officers, directors and greater than 5% stockholders together control approximately 78.4% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

    Provisions of our organizational documents, amended shareholders' agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that investors may consider favorable. We have authorized the issuance of "blank check" preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our broadband licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control of us could trigger an event of default under provisions in our credit facility and the indentures governing our senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of, and the voting and other rights of the holders of, our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

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

    Upon liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21,850,000, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per year, compounded quarterly. As of September 30, 2000, we had $26.7 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference. We must redeem all such shares in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are subject to market risks arising from changes in interest rates. Our primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the term loans of our subsidiary under its credit facility. In April 1999, we entered into an interest rate swap agreement for $60 million, and in April 2000, we entered into a second interest rate swap agreement for $50 million to partially hedge our interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.2 million.

    We do not use financial instruments for trading or other speculative purposes.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. SFAS 137, issued August 1999, postpones for one year the mandatory effective date for SFAS 133 to January 1, 2001. We are still evaluating the effects of this change on our financial position and our results of operations.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We have pending only routine litigation that is incidental to our business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Nextel Partners filed a Registration Statement on Form S-1 (File No. 333-95473) which became effective on February 22, 2000, whereby 27,025,000 shares of Class A common stock, $0.001 par value per share, were sold in an initial public offering at a price of $20.00 per share. The managing underwriters of the offering were Goldman, Sachs & Company, Donaldson, Lufkin & Jenerette Securities Corporation, Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., First Union Securities, Inc. Morgan Stanley & Co. Incorporated, and DLJDirect, Inc. Net proceeds to Nextel Partners from the offering totaled approximately $509.9 million, after deducting underwriting fees of approximately $29.7 million and approximately $900,000 for other fees and expenses. In April 2000 we used approximately $191 million to redeem a portion of our 14% senior discount notes. We intend to use substantially all of the remaining net proceeds from the offering for expenditures relating to the build-out and expansion of our portion of the Nextel digital mobile network, including build-out for territories for which we acquired from Nextel WIP on September 27, 2000. We also intend to use the proceeds for future acquisition of additional frequencies and introduction of new services, sales and marketing activities and working capital.

    With the consummation of the initial public offering all the outstanding shares of the Company's Series A preferred stock automatically converted into 125,834,646 shares of Class A common stock and all the outstanding shares of the Company's Series C and D preferred stock automatically converted into 77,782,626 shares of Class B common stock. In addition, the Series B redeemable preferred stock held by Nextel WIP became subject to mandatory cash redemption 375 days after February 1, 2009. The Series B preferred stock, plus accrued dividends, was reclassified from stockholders' equity to the section of the balance sheet between liabilities and stockholder's equity. Simultaneously, an adjustment was made to the accumulated deficit representing the 12% dividend accrued from the time of issuance to the closing date of the offering.

    Our credit facility prohibits us from paying dividends without our lender's consent, and the indentures pursuant to which our senior notes were issued prohibits us from paying dividends without the consent of the trustee. We will, however, be required, in liquidation or upon mandatory redemption in 2010, to pay dividends on our Series B preferred stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  List of Exhibits.

  27.1
  Financial Data Schedule.

  (b)
  Reports on Form 8-K.

      1.  Current report on Form 8-K dated and filed on August 24, 2000 with the Securities and Exchange Commission under Item 5 that shares of Class A common stock of Nextel Partners, Inc. became eligible for immediate sale in the public market under Rule 144 upon the expiration of 180-day lock-up agreements.

      2.  Current report on Form 8-K dated and filed on October 31, 2000 with the Securities and Exchange Commission under Item 5 with respect to a press release issued by Nextel Partners, Inc. on October 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      NEXTEL PARTNERS, INC.
                      (Registrant)

Date: November 14, 2000	By:	/s/ JOHN D. THOMPSON John D. Thompson Chief Financial Officer and Treasurer

NEXTEL PARTNERS, INC.
EXHIBIT INDEX

Exhibit Number	Exhibit Description
27.1	Financial Data Schedule.

QuickLinks

NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (dollars in thousands)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Revenues (Dollar amounts in thousands, except for ARPU)
Revenues (Dollar amounts in thousands, except for ARPU)
RISK FACTORS
FORWARD LOOKING STATEMENTS
PART II OTHER INFORMATION
SIGNATURES
NEXTEL PARTNERS, INC. EXHIBIT INDEX