Form 10-K
period 2000-12-31
NEXTEL PARTNERS INC
filed 2001-03-28
CIK 1085707

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to                  .

Commission file number: 000-29633

NEXTEL PARTNERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware State or Other Jurisdiction of Incorporation or Organization)	91-1930918 (I.R.S. Employer Identification No.)
4500 Carillon Point Kirkland, Washington 98033, (425) 576-3600
(Address of principal executive offices, zip code and telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
SECURITIES REGISTERED PURUSANT TO SECTION 12(g) OF THE ACT: Class A Common Stock, $0.001 par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

    Based on the closing sales price on March 15, 2001, the aggregate market value of the voting and non-voting common stock held by nonaffiliates of the registrant was $2,436,906,382.

    Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

Outstanding Title of Class Class A Common Stock Class B Common Stock	Number of Shares on March 15, 2001 165,213,992 shares 79,056,228 shares

DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on May 1, 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEXTEL PARTNERS, INC.

FORM 10-K

Table of Contents

PART I

Item 1. Business

    This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections. Actual results may differ materially from those expressed in forward-looking statements. See "Forward-Looking Statements."

Overview

    We provide digital wireless communications services in mid-sized and smaller markets throughout the United States. We hold or have the right to use wireless frequencies in 58 markets where over 50 million people, or Pops, live and work. We are licensed or have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas. In January 1999, we entered into a joint venture agreement with Nextel WIP Corp., a wholly owned subsidiary of Nextel Communications, Inc., or Nextel. Nextel, through Nextel WIP, owned 32.4% of our common stock as of December 31, 2000, and is our largest stockholder. The Nextel relationship was created to accelerate the build-out of the Nextel digital mobile network by granting us the exclusive right to offer wireless communications services under the Nextel brand in selected mid-sized and smaller markets.

    The Nextel digital mobile network uses a single digital transmission technology called integrated digital enhanced network, or iDEN, which was Motorola developed. This network constitutes one of the largest fully integrated wireless communications systems in the United States. We offer a package of wireless voice and data services under the Nextel brand name targeted to business users. We currently offer these fully integrated services, which are accessible through a single wireless telephone:

  •
  digital mobile, or interconnect, telephone service;

  •
  Nextel Direct Connect service that allows users to contact co-workers instantly, on private one-to-one calls or on a group call;

  •
  the ability to receive and send pages and short text messages; and

  •
  Nextel Wireless Web service (formerly Nextel Online) provides wireless Internet services including web-based applications and content to Internet-capable subscriber telephones.

    Our senior management team has substantial operating experience, averaging over 15 years in the communications industry. Each member of senior management has significant experience working at AT&T Wireless, McCaw Cellular and/or Nextel. Key stockholders, in addition to Nextel's subsidiary, include DLJ Merchant Banking, Madison Dearborn Partners, Eagle River Investments, an investment company controlled by Craig O. McCaw, and Motorola.

Business Strategy

    Our goal is to become the leading provider of integrated digital wireless communication services in each market in our territory by offering high-capacity, high-quality advanced communications services and implementing key elements of Nextel's business strategy. In addition to our relationship with Nextel, we believe the following elements of our business strategy will distinguish our wireless service offerings from those of our competitors and will enable us to compete successfully:

  •
  Provide Differentiated Package of Wireless Services. We offer a package of services and features that combines multiple wireless communications options in a single wireless telephone. We will continue to emphasize the differentiated features of iDEN technology and implement advancements in this technology, as they become available. In addition, we maintain uniformity with Nextel by offering consistent rates to our customers anywhere on the Nextel digital mobile network, billing based upon the actual numbers of seconds of airtime after the first minute, and rate plans that do not distinguish between "peak" and "off-peak" minutes.

  •
  Target Business Customers. We believe that our focus on business customers has resulted in higher monthly average revenue per unit and lower average monthly service cancellations or terminations. This is a market segment for which we believe our product has high utility, and we further believe that we and Nextel are the only major U.S. wireless carriers directing fully integrated, nationwide offerings to this segment.

  •
  Rapidly Deploy Robust Network. Our objective is to build robust wireless systems that cover all key areas of a given market before we launch our network in that market. We are deploying these systems rapidly to capture the current and projected growth in wireless usage in the United States. We are also building our customer care and internal systems to support future anticipated demand.

  •
  Operate in Mid-Sized and Smaller Markets. We focus on mid-sized and smaller markets with demographics we believe to be similar to those served by Nextel. We believe that this strategy will allow us to rapidly increase penetration within our targeted customer base, which we believe has historically been underserved in these markets. We believe that this focus, combined with our differentiated service offerings, will allow us to sustain our pricing strategy.

Markets

    We hold or have the right to use wireless frequencies in 58 markets where over 50 million people live and work. We consider these markets to be attractive because:

  •
  based on our understanding of Nextel's plans, these markets are integral to Nextel's strategy of providing national digital wireless services;

  •
  we believe that Nextel has experienced rapid subscriber growth and competitive success in markets with similar economic and demographic characteristics;

  •
  we believe that our markets generally contain fewer wireless competitors than do large urban markets; and

  •
  a number of our markets are adjacent to operational Nextel markets and include numerous offices and branches of Nextel national account customers that we expect will become our customers when we launch service in their vicinity.

    The table below lists the 58 markets in which we have launched or intend to launch digital wireless service as of December 31, 2000, including the markets on which we have exercised our options from Nextel.

Region	Markets(1)	Licensed Pops	Actual or Planned Launch
Northeast	Syracuse/Utica-Rome/Binghamton/Elmira, NY	2,039,082	2nd Half 1998
	Harrisburg/York/Lancaster, PA	1,658,157	1st Half 2000
	Western Pennsylvania (Altoona, Johnstown, State College, Williamsport)	1,355,266	2nd Half 2001
	Buffalo, NY	1,331,256	2nd Half 1998
	Rochester, NY	1,191,412	2nd Half 1998
	Albany/Glens Falls, NY	1,160,447	2nd Half 1998
	Wilkes-Barre/Scranton, PA	1,113,665	1st Half 2000
	Burlington, VT	680,845	2nd Half 2003
	Erie, PA	366,102	2nd Half 1999

	Jamestown, NY		137,431	1st Half 2000

		Total	11,033,663

Midwest	Central Illinois (Peoria, Springfield, Champaign, Bloomington, Decatur)		1,938,868	1st Half 2000
	Eastern Iowa (Waterloo, Dubuque, Davenport, Cedar Rapids, Iowa City)		1,820,414	1st Half 2000
	Nebraska (Omaha, Lincoln)		1,736,895	1st Half 2000
	Evansville/Owensboro, KY/IN		1,660,469	1st Half 2001
	Green Bay/Fond du Lac/Appleton/Sheboygan, WI		1,374,957	1st Half 2001
	Sioux City/Sioux Falls, IA/SD		1,239,353	2nd Half 2001
	Fargo/Grand Forks, ND		757,597	2nd Half 2001
	Rochester/Mankato, MN		752,469	1st & 2nd Half 2001
	Des Moines, IA		735,116	1st Half 2000
	Boise/Twin Falls, ID		629,417	1st Half 2000
	Eau Claire/La Crosse, WI		525,696	1st Half 2001
	Duluth, MN		338,728	1st Half 2001
	Terre Haute, IN		338,520	1st Half 2001
	Idaho Falls/Pocatello, ID		336,240	2nd Half 2001
	Wausau, WI		218,555	2nd Half 2001

		Total	14,403,294

South	Kentucky (Lexington-Fayette, Louisville)		2,966,795	1st Half 2000
	Fayetteville/Fort Smith/Pine Bluff, AR		1,811,547	1st Half 2001
	Western Virginia (Roanoke/Lynchburg/Charlottesville)		1,670,705	1st & 2nd Half 2001
	Shreveport/Monroe/Tyler/Longview, LA/TX		1,584,914	2nd Half 2000
	Hattiesburg/Jackson, MS		1,401,096	1st Half 2001
	McAllen/Harlingen/Brownsville, TX		983,769	2nd Half 2001
	Montgomery, AL		925,088	1st Half 2000
	Pensacola/Panama City/Fort Walton Beach, FL		869,437	1st Half 2000
	Corpus Christi/Victoria, TX		841,801	2nd Half 2000
	Huntington-Ashland, WV		840,738	2nd Half 2001
	Macon-Warner Robins, GA		751,501	2nd Half 2000
	Charleston, WV		737,543	2nd Half 2001
	Lafayette/Lake Charles, LA		723,920	1st Half 2000
	Albany, GA		679,601	1st Half 2001
	Temple-Killeen/Waco, TX		667,905	2nd Half 1999
	Odessa-Midland/San Angelo, TX		625,055	2nd Half 2001
	Little Rock, AR		559,074	1st Half 2001
	Bristol/Johnson City/Kingsport, TN		554,284	2nd Half 2000
	Mobile, AL		535,472	1st Half 2000
	Parkersburg-Marietta, WV		503,646	2nd Half 2001
	Alexandria, LA		452,765	2nd Half 2000
	Tallahassee, FL		451,893	1st Half 2000
	Lubbock, TX		421,685	2nd Half 2001
	Beaumont, TX		376,256	1st Half 2000
	Pascagoula, MS		353,205	1st Half 2000
	Texarkana, TX/AR		330,184	2nd Half 2000
	Columbus, GA		316,938	1st Half 2001
	Amarillo, TX		314,108	2nd Half 2001

	Laredo, TX		297,403	1st Half 2001
	Dothan/Auburn-Opelika, GA		251,926	1st Half 2001
	Abilene, TX		184,685	1st Half 2001
	Bryan-College Station, TX		174,277	1st Half 2000

		Total	24,159,216

Noncontinental US	Hawaii (all islands)		1,185,497	2nd Half 1998

	Combined Total		50,781,670

(1)
We may, from time to time, reconfigure our markets to take advantage of build out and management synergies and marketing opportunities. While the actual territories and population estimates will not change, the way we group our markets may increase or decrease the total number of markets.

    We have calculated total Pops for a given market by utilizing the Population Estimates Program published by the U.S. Bureau of the Census, which lists population estimates by county for 1999. Future launch schedules for our markets are subject to the various factors discussed under the heading "Risk Factors" in this Annual Report.

    In addition to the medium-sized and smaller markets, our markets include selected corridors along interstate and state highways. While these corridors do not have large business or residential populations, we believe that significant revenues will be earned from travelers on such highways. Accordingly, the population of a given area may not fully indicate the amount of the revenues that may be generated in such area.

Frequency Management Agreement

    In July 2000, we exercised our option to build out additional markets in Idaho, Iowa, Kansas, Kentucky, Minnesota, Nebraska, New York, North Dakota, Texas, Vermont, Virginia, West Virginia and Wisconsin. These markets contain 10.6 million Pops and are included in the table above. Together with Nextel, we have filed with the Federal Communications Commission, or FCC, a joint transfer of control application seeking FCC approval of the transfer of the licenses covering the frequencies in these territories to us. We entered into a frequency management agreement with Nextel WIP to allow us to manage and use the frequencies in these territories until approval from the FCC is obtained.

The Nextel Digital Mobile Network

    We are constructing our portion of the Nextel digital mobile network using the same technology used by Nextel. This technology, referred to as iDEN, was developed by Motorola.

    We are required and intend to build and operate our portion of the Nextel digital mobile network in accordance with Nextel's standards, which will enable both companies to achieve a consistent level of service throughout the United States.

    Our customers are assured of digital quality and advanced features whether they are using our or Nextel's portion of the Nextel digital mobile network. This contrasts to the hybrid analog/digital networks of cellular competitors, which do not support all features in the analog-only portions of their networks.

    Digital Mobile Network Services.  We offer a bundled product consisting of the following fully integrated services accessible through a single wireless telephone:

  •
  digital mobile, or interconnect, telephone service;

  •
  Nextel Direct Connect service that allows users to contact co-workers instantly, on private one-to-one calls or on a group call;

  •
  the ability to receive and send pages and short-text messages; and

  •
  Nextel Wireless Web service that provides wireless Internet services including web-based applications and content to Internet-capable subscriber telephones.

    In addition, the Nextel digital mobile network has been designed to offer customers additional features, such as voicemail, call hold, call waiting, no-answer or busy-signal transfer, call forwarding and three-way calling.

    We believe that a significant degree of overlap exists in the customer population for these separate wireless communications services. We also believe that business customers are attracted to the convenience of combining multiple wireless communications options in a single wireless telephone and consolidating all wireless service charges into a single package price and billing statement.

    Our experience shows that a sizable portion of certain business users' communications involves contacting others within the same organization. Nextel Direct Connect service is especially well suited to address these intracompany wireless communications needs. Nextel Direct Connect service enables a user to instantly set up a conference on either a one-to-one or group basis within the same geographic area. This is a feature that is not included in any integrated service package currently available from competing cellular and digital operators. We believe that the Nextel Direct Connect feature generates approximately 40% of our network traffic.

    To further expand the flexibility and convenience offered by Nextel Direct Connect service to users outside a single organization but within a single industry or interest group in a particular dispatch service area, Nextel has introduced the Nextel Business Networks service. Nextel Business Networks extends Nextel Direct Connect service beyond a company's employees to suppliers, customers and other parties involved in the same transaction, industry or work site.

    In April 2000, Nextel commercially launched the Nextel Wireless Web service (formerly called Nextel Online), which is currently available in all of their domestic markets, for Internet-capable devices developed and manufactured by Motorola, including the "i1000plus," "i700plus," "i550plus," and "i500plus." These new devices are the first in a product line that incorporates micro-browsers and enables wireless Internet services, by supplying web-based applications and content directly to the subscribers. We launched the Nextel Wireless Web service in June, 2000 and the service is now available in all of our launched markets and will be available at the time of launch in all of our markets that are being constructed.

    We believe our focus on business customers, particularly those customers who employ a mobile workforce with high demand for wireless communications services, accounts, in part, for our performance in the following areas:

    •
    Subscriber Growth. Our subscriber base has grown from approximately 10,200 subscribers as of December 31, 1998 to approximately 227,400 subscribers as of December 31, 2000.

    •
    Subscriber Revenues. Our average monthly ARPU for wireless communication services was approximately $71 for the year ended December 31, 2000, as compared with a wireless industry average of approximately $45.15 for the six months ended June 30, 2000, as reported by the Cellular Telecommunications and Internet Association. In addition our lifetime revenue per subscriber was $4,200 as of December 31, 2000, which we believe to be the highest in the industry.

    International Roaming Agreements.  To the extent that we are able to continue to be a part of Nextel's international roaming agreements, we will continue to work under those agreements. Our agreements with Nextel WIP also allow us to earn revenue when non-U.S. subscribers roam on our portion of the Nextel digital mobile network.

    Currently, our and Nextel's subscribers can roam on TELUS Mobility's network in Canada and TELUS's subscribers can roam on the Nextel digital mobile network.

    Digital Mobile Network Technology.  The Nextel digital mobile network combines the iDEN technology developed and designed by Motorola with a low-power, multi-site deployment of base radios similar to that used by cellular service, that permits us to reuse the same frequency in different cells, increasing our system's effective capacity. Nextel currently uses iDEN technology throughout its portion of the Nextel digital mobile network, and we are required to use iDEN technology exclusively. iDEN technology is a proprietary format for delivering signals over scattered, non-contiguous specialized mobile radio, or SMR, frequencies.

    The iDEN technology shares the same basic platform as the wireless standards underlying global system for mobile communications, or GSM, and time division multiple access, or TDMA. iDEN shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and is a variant of the GSM technology that is being deployed by certain PCS operators in the United States. iDEN differs in a number of significant respects from the TDMA technology versions being assessed or deployed by many cellular and PCS providers in the United States. The iDEN technology, when utilized for the two-way radio dispatch function, can be significantly more efficient than TDMA technology formats.

    The design of the Nextel digital mobile network is premised on dividing a service area into multiple sites. Each site will contain the base radio connected by a microwave, fiber optic or telephone line to a computer-controlled switching center. In the case of mobile telephone calls, the switching center controls the automatic transfer of calls from site to site as a customer travels, coordinates calls to and from a customer unit and connects calls to the public switched telecommunications network. In the case of two-way dispatch calls, the switching center connects the customer initiating the call directly to the other customer in the case of a private call, and directly to a number of other customers in the case of a group call.

    Under our agreements, we and Nextel WIP are required to cooperate to optimize the location of the switching centers to support both Nextel's existing and planned network service and service in our launched markets and those under construction. In areas where we do not have our own switch, we obtain switching services from Nextel WIP for a fee. Currently, we have installed two switches, one in Hawaii and one in upstate New York.

    The implementation of the Nextel digital mobile network design and technology increases the capacity of a SMR channel significantly, as compared to analog technology, in two ways:

    •
    The content of every call made by a digital subscriber is converted into a stream of data bits that are encoded and compressed before being transmitted over the airwaves. By converting the call into digital bits, both the content and the processing information used to route the call can be transmitted over the same channel without causing interference with other calls.

      Upon receipt of the coded data bits, the subscriber's handset will decode the signal into an audible voice.

By using the iDEN digital technology instead of analog technology on our systems, we achieve an approximate six times improvement in efficiency in the use of our spectrum for two-way radio dispatch service and an approximate three times improvement in efficiency for mobile telephone service.

    •
    Each cell site provides service on our licensed frequencies to a particular geographic area permitting the customer's telephone to communicate with our network. By designing our system with multiple cell sites, we are able to reuse the frequency channels many times throughout the same license area by placing our transmitters at low elevation sites and restricting the power of each transmitter to a directed geographic area, which may be less than one mile and up to 30 miles. This process avoids interference, while permitting significantly more customers to use the frequencies allotted to us.

    This system, combining digital compression technology with the reuse of spectrum throughout our license area, allows us to support more customer calls than would otherwise be the case.

Network Build-Out and Capital Expenditure Plan

    For purposes of our build-out, we have divided our territory into 58 markets. Our agreements with Nextel WIP require us to build out and provide service in all but one of our markets by the end of 2001. The table below identifies our historical and planned build-out schedule for these markets:

Nextel Partners Build-Out Schedule*

	Incremental Covered Population	Cumulative Covered Population	Number of Markets Launched or to be Launched
1998	4.6 million	4.6 million	5
1999	1.5 million	6.1 million	2
2000	17.6 million	23.7 million	23
2001	9.1 million	32.8 million	27	**

*
We have calculated Pops for purposes of our build-out schedule by using a radio frequency propagation tool to predict reliable service area. We then use a geographical information system product to determine Pops within such reliable service area. Our geographical information system product uses 1999 county census data published by the U.S. Bureau of the Census.

**
Includes all but one of our markets. We are not required to build out this one market until 2003.

    Under the terms of the operating agreements with Nextel WIP, specific areas, including metropolitan areas, smaller communities and corridors, are "required build" areas. Our agreements with Nextel WIP require us to launch commercial service in these areas and we have ongoing requirements to complete additional build-outs in subsequent years.

    If our required markets are not built out on a timely basis, Nextel will have the right to build out these markets. If Nextel completes the build-out of these areas in a timely manner, we will have no right to acquire or operate in those areas.

    Cell Site Acquisition and Construction.  As of December 31, 2000, we had leasehold interests in 1,843 cell site locations for our transmission equipment throughout our territory, which is 80% of the 2,300 sites that we estimate will be required to complete the initial system build-out of our portion of the Nextel digital mobile network. Of these sites, 1,537 were equipped and operational at December 31, 2000.

    Initially, we leased approximately 40 of these sites from Nextel WIP. In April 1999, Nextel WIP sold the towers on these sites to SpectraSite Holdings, Inc., along with other towers, and entered into agreements pursuant to which SpectraSite agreed to build or purchase additional towers, including towers in our territory. We have entered into leasing arrangements with SpectraSite on agreed terms for space on towers controlled by SpectraSite located in our territory and upon which we require space. With respect to all SpectraSite towers in our territory on which we lease space, Nextel WIP has agreed to compensate us for the difference between the lease rates we pay to SpectraSite and the lease rates we would have paid to Nextel WIP under our former master lease agreement.

    To reduce the risk of zoning and other local regulatory delays, construction delays and site acquisition costs, we have located our cell sites on existing transmission towers owned by third parties wherever possible, or if necessary, on towers constructed or purchased by SpectraSite or other contracted third parties at our request. In addition, we plan to take advantage of the capacity of iDEN technology to efficiently employ base radio equipment for less densely populated areas and for coverage along interstate highways.

    Build-out Criteria.  Our agreements with Nextel WIP require us to build out our markets in compliance with the site acquisition, frequency design, launch criteria and construction standards that are in effect from time to time and generally applicable to Nextel's U.S. operating subsidiaries. These standards evolve with changes in technology and are subject to modification or adjustments to comply with local rules and laws.

    In general, the site acquisition and construction standards include the use of standard lease or license agreements, appropriate environmental testing of sites for our transmission equipment, compliance with local zoning and building permit requirements and compliance with applicable FAA and FCC registration and other requirements applicable to site construction and operation.

    Frequency design requirements relate to specific frequencies, their required signal strength and performance levels in a given area.

    Similarly, the launch criteria include the ability to provide service in the designated market at specified performance levels to both new customers and existing Nextel digital mobile network customers who roam into our market and the ability to support additional features as required by Nextel.

Relationship with Nextel

    We intend to capitalize on our relationship with Nextel, and believe our relationship provides strategic and cost-saving advantages, including the following:

    •
    Nextel brand awareness and marketing programs. We benefit from the broad scope and geographic coverage of Nextel's marketing efforts and related advertising campaigns, which are designed to increase awareness of the Nextel brand name and stimulate interest in and demand for Nextel service by stressing its versatility, value, simplicity and quality.

    •
    Nationwide roaming. Our subscribers and subscribers of Nextel are able to use interconnect service to roam throughout the Nextel digital mobile network at no additional charge. Nextel provides our subscribers the same basic mobile telephone functionality and related features available to them in our markets when they roam into Nextel's markets. Pursuant to our operating agreements with Nextel WIP, Nextel's subscribers generate revenue for us when they roam into our markets and we pay Nextel when our subscribers roam into its markets.

    •
    Support services. The operating agreements with Nextel WIP enable us to: use Nextel's switching facilities and network monitoring center; use Nextel's back-office systems to support customer activation and billing of national accounts; and access technology improvements from Nextel's research and development. Prices for these services are based on Nextel's cost to provide us these services.

    •
    Nextel's existing relationships with vendors and distributors. Nextel WIP has agreed to assist us in obtaining the same terms it receives from its vendors of equipment and services. For example, under our agreement with Motorola, subject to certain exceptions, we purchase wireless telephones and infrastructure equipment from Motorola at the same prices as Nextel. We have developed our own relationships with vendors and seek from Nextel's distributors the same or comparable terms as Nextel's.

    •
    Nextel's national accounts. Numerous offices and branches of Nextel's national accounts have become our subscribers when we launched service in their area.

Sales and Marketing

    Business Customer Focus.  Our marketing strategy targets business users who we believe are particularly attracted to the Nextel digital mobile network's potential for increasing efficiencies and reducing costs. Following Nextel's marketing approach, we have initially concentrated our sales efforts on a number of distinct groups of mobile workers, including personnel in the transportation, delivery, real property and facilities management, construction and building trades, landscaping and other service sectors. We will gradually expand our target customer group to include additional industry groups.

    Prior to the launch in each of our markets, we market our services to leads and prospects based on targeted business users of our wireless services in these underserved mid-size and smaller markets. We also generate prospects from offices or branches of Nextel national accounts located within our territory or as a result of inquiries directed to Nextel before the launch of services. We expect to continue to benefit from Nextel's national advertising campaigns. We use a direct sales force as well as indirect sales channels, direct mail and telemarketing to market our services and products.

    We believe that this focus on business customers and our unique bundle of services have resulted in higher monthly average revenue per unit and a lower average monthly cancellation or termination rate than other wireless services providers have experienced.

    Pricing Plans.  Although we set our price levels in each of our markets independently of Nextel, we are required to adopt Nextel's pricing strategies. We believe these strategies are both profitable and attractive to customers. These pricing features include home-rate roaming, one-second rounding after the first minute and flat-rate pricing, which we believe differentiate our services from competitors, and enable us to benefit from Nextel's national advertising of these features:

    •
    Home-rate roaming. Our customers pay the same rates they pay at home when traveling anywhere on either Nextel's or our portion of the Nextel digital mobile network, without the complex dialing procedures, access fees or higher roaming airtime rates frequently encountered by roaming customers of cellular providers.

    •
    One-second rounding. We bill our mobile telephone service customers based on the actual number of seconds of airtime used after the first minute, in contrast to the common cellular industry practice of rounding call lengths up to the next minute.

    •
    Flat rate pricing. Our rate plans do not distinguish between "peak" and "off-peak" minutes, charging one airtime rate and a single nationwide long distance rate, regardless of the time of day a call is made.

Customer Care

    In October 1999, our customer care call center in Las Vegas, Nevada became operational and began to provide services to our subscribers. Our subscribers can reach customer service by dialing 611 from their wireless telephones or by calling the national 800 number advertised by Nextel. Nextel's call center routes all calls from our customers to us. In addition to customer care, we have located our credit and activation, order fulfillment, and collection services in the call center.

The Nextel WIP Operating Agreements

    The operating agreements define the relationship, rights and obligations between Nextel WIP and us. The agreements began January 29, 1999, have initial terms of ten years, and may be extended for up to two and a half years, with four ten-year renewals available at our option.

    Under these agreements, Nextel WIP is obligated to share with us Nextel's experience in operating iDEN networks by granting us access to meetings and providing specified services upon our request. The most significant services Nextel WIP may provide us are:

    •
    use of some of Nextel's switching facilities in exchange for a per-minute fee based on Nextel's national average cost for such service, including financing and depreciation costs;

    •
    monitoring of switches owned by us on a 24-hour per day basis by Nextel's network monitoring center in exchange for a fee based on pro-rata costs;

    •
    use of Nextel's back-office systems in order to support customer activation, billing and customer care for national accounts in exchange for fees based on Nextel's national average cost for such services;

    •
    use of the Nextel brand name and certain trademarks and service marks, and the marketing and advertising materials developed by Nextel in exchange for a marketing services fee described below;

    •
    access to technology enhancements and improvements; and

    •
    assisting us in contracting with Nextel's vendors on the same terms as Nextel's wherever possible.

    To further support us in our efforts, Nextel WIP has also agreed that:

    •
    the switch monitoring services will be supplied for a fee based on Nextel's average costs of providing such service;

    •
    no marketing services fee is due until the later of January 2002 or the first month of the quarter beginning after we achieve two consecutive quarters of positive EBITDA as adjusted, at which time the fee will be 0.5% of gross monthly service revenues for the next three years of operation and 1.0% of gross monthly service revenues thereafter; and

    •
    when a Nextel subscriber roams on our system we receive a percentage of the service revenues generated by the roaming subscriber. The percentage was 90% of the service revenues in 2000 and will be 85% in 2001 and 80% thereafter, subject to upward or downward adjustment based on the relative customer satisfaction levels of Nextel and us.

    In addition, the operating agreements demand that we adhere to certain key operating requirements, including the following:

  •
  we generally are required to offer the full complement of products and services offered by Nextel in comparable service areas;
  •
  we must abide by Nextel's standard pricing structure—principally home-rate pricing, per-second billing and flat-rate pricing but we need not charge the same prices as Nextel;
  •
  we must meet minimum network performance and customer care thresholds; and
  •
  we must adhere to standards in other operating areas, such as frequency design, site acquisition, construction, cell site maintenance and marketing and advertising.

The U.S. Wireless Communications Industry

  Overview

    Wireless communications systems use a variety of radio frequencies to transmit voice and data, and include cellular telephone services, ESMR, PCS and paging. ESMR stands for enhanced specialized mobile radio, and is the regulatory term applied to the services, including those provided by the Nextel digital mobile network, that combine wireless telephone service with a dispatch feature and paging. PCS stands for personal communications service, and refers to digital wireless telephone service.

    Since the first commercial cellular systems became operational in 1983, wireless telecommunications services have grown dramatically as these services have become widely available and increasingly affordable. This growth has been driven by technological advances, changes in consumer preferences and increased availability of spectrum to new operators.

    The provision of cellular telephone service began with providers utilizing the 800 MHz band of radio frequency in 1982 when the FCC began issuing two licenses per market throughout the United States. In 1993, the FCC allocated a portion of the radio spectrum, 1850-1990 MHz, for a new wireless communications service commonly known as PCS. The FCC's stated objectives in auctioning bandwidth for PCS were to foster competition among existing cellular carriers, increase availability of wireless services to a broader segment of the public, and bring innovative technology to the U.S. wireless industry. Since 1995, the FCC has conducted auctions in which industry participants were awarded PCS licenses for designated areas throughout the United States.

    The demand for wireless telecommunications has grown rapidly, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices. According to the Cellular Telecommunications and Internet Association, the number of wireless subscribers in the United States, including cellular, PCS and ESMR, has grown from approximately 200,000 in June 30, 1985 to over 97 million by June 30, 2000, which reflected a penetration rate of 35.2%.

    The following table sets forth certain U.S. wireless industry statistics:

U.S. Wireless Subscribers 1992—1999

									Six Months Ended June 30, 2000
	Year Ended December 31,
Wireless Industry Statistics(1)
	1992	1993	1994	1995	1996	1997	1998	1999
Total service revenues (in billions)	$7.8	$10.9	$14.2	$19.1	$23.6	$27.5	$33.1	$40.0	$24.6
Wireless subscribers at end of period (in millions)	11.0	16.0	24.1	33.8	44.0	55.3	69.2	86.0	97.0
Subscriber growth	46.0%	45.1%	50.8%	40.0%	30.4%	25.6%	25.1%	24.3%	25.5%
								(annualized	)
Average monthly revenues per subscriber	$68.68	$61.49	$56.21	$51.00	$47.70	$42.78	$39.43	$41.24	$45.15
Ending penetration	4.3%	6.2%	9.2%	12.9%	16.6%	20.0%	25.0%	31.2%	35.2%
Digital subscribers at end of period (in millions)	—	—	—	—	—	6.5	18.3	38.5	N/A

    Source: Cellular Telecommunications and Internet Association and Census Bureau Data.

(1)
Reflects domestic U.S. commercially operational cellular, ESMR and PCS providers.

  Wireless Communications Systems

    In the U.S. wireless communications industry, there are three mobile wireless telephone services: cellular, ESMR and PCS. Currently, cellular is the predominant service available and has several competitive advantages. Cellular and ESMR services utilize radio spectrum in the 800 MHz band while PCS operates at higher frequencies of 1850 to 1990 MHz. Use of the 800 MHz band gives cellular and ESMR superior ability to penetrate buildings and other physical obstacles and spread or "propagate" through air, thereby reducing infrastructure costs since fewer base radios are needed to cover a given area.

    All cellular service transmissions were originally analog-based, although many cellular providers have now overlaid digital systems alongside their analog systems in large markets. Analog cellular technology has the advantage of using a consistent standard nationwide, permitting nationwide roaming using a single mode, single band telephone. On the other hand, analog technology has several disadvantages, including less efficient use of spectrum, which reduces effective call capacity; inconsistent service quality; decreased privacy, security and reliability as compared to digital technologies; and the inability to offer services such as voice mail, call waiting or caller identification.

    All PCS services, like ESMR, are all-digital systems which convert voice or data signals into a stream of binary digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital signaling, allows digital-based wireless technologies to offer new and enhanced services, and improved voice quality and system flexibility, as compared with analog technologies. Call forwarding, call waiting and greater call privacy are among the enhanced services that digital systems provide. In addition, due to the reduced power consumption of digital handsets, users benefit from an extended battery life.

    The FCC has also assigned non-contiguous portions of the 800 MHz band to SMR, which was initially dedicated to analog two-way radio dispatch services. This service only became viable in the wireless telephone market with the introduction in 1993 of ESMR, which applies digital technology to make use of the 800 MHz spectrum band and its superior propagation characteristics to deliver the advantages of a digital wireless mobile telephone system while retaining and significantly enhancing the value of SMR's traditional dispatch feature.

    Unlike analog cellular, which has been implemented in a uniform manner across the United States, several mutually incompatible digital technologies are currently in use in the United States. Roaming into different areas often requires multi-mode (analog/digital) and/or multi-band (PCS/cellular) telephones that function at both cellular and PCS frequencies and/or are equipped for more than one type of modulation technology. Time-division technologies, which include GSM, TDMA and iDEN, break up each transmission channel into time slots that increase effective capacity. Code Division Multiple Access, or CDMA technology, is a spread-spectrum technology which transmits portions of many messages over a broad portion of the available spectrum rather than a single channel. iDEN phones presently operate only in the iDEN mode within SMR frequencies, and therefore cannot roam onto other digital or analog wireless networks.

  Nextel

    Nextel deployed a second generation of Motorola's iDEN technology beginning in the third quarter of 1996. In its quarterly and annual reports, Nextel has reported a high rate of customer growth since that time, and has been an industry leader in terms of net subscriber additions as compared to information reported by other cellular and digital service providers. Based on Nextel's quarterly and annual reports, over the past three years the number of Nextel's ESMR customers in the United States has grown at a 17% compounded growth rate quarter over quarter, and, as of December 31, 2000, the number of Nextel's ESMR customers in the United States, as reported by Nextel, had grown to approximately 6.7 million.

    Because our physical network will take several years to build out fully, and because of the smaller size of our territory as compared to Nextel's, our rate of customer growth may not equal or exceed Nextel's results. Moreover, we cannot assure you that Nextel, whose growth we believe has been driven primarily by its success in penetrating its core market of industries dependent upon mobile work groups and more recent broadening of its customer base to include the white collar segment, will sustain its recent growth rates in the future.

    Nextel's reported monthly ARPU has generally increased throughout the period from 1993 to 2000, a fact that stands in notable contrast to the overall trend in the wireless industry, where, according to data reported by the Cellular Telecommunications and Internet Association, monthly ARPU declined from 1993 to 1998 with a slight increase during 1999 and the first half of 2000. Nextel's monthly ARPU may be adversely affected in the future as it attempts to broaden its customer base and faces increasing competition. There can be no assurance that our monthly ARPU will duplicate that of Nextel because we set our prices independently, and our markets are distinct from Nextel's.

    Nextel has consistently reported its monthly ARPU to be $70 or higher for each quarter over the past two years, making it an industry leader in terms of monthly ARPU as compared to information reported by other cellular and digital service providers. We believe that Nextel has increased and maintained its monthly ARPU as a result of the unique features of its differentiated product, its focus on mobile work groups and recent broadening of its customer base to include white-collar customers. Nextel has reported that it believes that these groups have made its service an integral part of their business operations, which we believe, contributes to high usage and improved customer satisfaction. iDEN service offers the same mobile telephone features as digital cellular and PCS service, including call forwarding, call waiting and greater call privacy. Moreover, iDEN technology's unique differentiation from other digital standards is its dispatch service, which is marketed by Nextel and us as Nextel Direct Connect service.

    The Nextel Direct Connect service dispatch capability allows any member of a mobile team to immediately communicate with any or all of a prearranged Nextel phone-equipped team of up to 100 members with the push of a button. This "push-to-talk" feature works like a two-way radio, but, in contrast to analog dispatch SMR radios, iDEN technology allows only the person or persons being called to hear the conversation.

    Nextel Direct Connect service, together with other enhancements, including call alert, speakerphone capability, short text paging and "hot-sync" programming (on certain subscriber unit models), differentiate Nextel's digital service from those of cellular and PCS providers, and we believe it has been responsible for Nextel's strong appeal to business users in mobile occupations, including transportation, delivery, real property and facilities management, construction and building, landscaping, and other service sectors. "Hot-sync" programming allows users to quickly and easily program their subscriber units with the data necessary to form a Direct Connect work group by inserting each unit into a cradle connected to a personal computer. In addition to its advantages to users, Nextel Direct Connect service uses only half the bandwidth that an interconnected call over an iDEN network would use, and this efficient use of spectrum gives the iDEN service provider the opportunity to offer attractive pricing for Nextel Direct Connect service.

Competition

    In each of the markets where our portion of the Nextel digital mobile network will operate, we will compete with the two established cellular licensees and as many as six PCS licensees, including AT&T Wireless, Sprint PCS, Verizon Wireless, VoiceStream and Cingular Wireless (a joint venture between BellSouth and SBC Communications). Our ability to compete effectively with other wireless communications service providers depends on a number of factors, including:

  •
  the continued satisfactory performance of iDEN technology;
  •
  the establishment and maintenance of roaming service among our market areas and those of Nextel; and
  •
  the development of cost-effective direct and indirect channels of distribution for our portion of the Nextel digital mobile network and our products and services.

    A substantial number of the entities that have been awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources, customer bases and name recognition greater than ours. PCS operators will likely compete with us in providing some or all of the services available through our network. Additionally, we expect that existing cellular service providers, some of which have been operational for a number of years and have significantly greater financial and technical resources, customer bases and name recognition than us, will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network. Moreover, cellular and wireline companies are authorized to participate in dispatch and SMR services, respectively. We also expect our business to face competition from other technologies and services developed and introduced in the future.

    We believe that the mobile telephone service currently being provided on the Nextel digital mobile network utilizing the iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in our market areas. There are, however, and will in certain cases continue to be, differences between the services provided by us and by cellular and/or PCS system operators and the performance of our respective systems. The all-digital networks that we and Nextel operate provide customers with digital quality and advanced features wherever they roam on the Nextel digital mobile network, in contrast to hybrid analog/digital networks of cellular competitors, which do not support these features in the analog-only portion of their networks. Nevertheless, our ability to provide roaming services will be more limited than that of carriers whose subscribers use handsets that can operate on both analog and digital cellular networks and who have roaming agreements covering larger parts of the country. As the Nextel digital mobile network expands to cover a greater geographic area, this disadvantage will be reduced, but we can give no assurance that the Nextel digital mobile network will ever cover the same geographic areas as other mobile telephone services. In addition, if either PCS or cellular operators provide two-way radio dispatch services in the future, our competitive advantage in being uniquely able to combine that service with our mobile telephone service would be impaired.

    Telephones used on the Nextel digital mobile network are not compatible with those employed on cellular or PCS systems, and vice versa. This lack of interoperability may impede our ability to attract cellular or PCS customers or those new mobile telephone customers that desire the ability to access different service providers in the same market.

    We plan to market the multi-function telephones manufactured by Motorola. These telephones are and are likely to remain significantly more expensive than analog telephones, and are and are likely to remain somewhat more expensive than digital cellular or PCS telephones that do not incorporate a comparable multi-function capability. We therefore expect to charge higher prices for the telephones to be used by our customers than those charged by operators for analog cellular telephones and possibly than those charged by operators for digital cellular telephones. However, we believe that our multi-function telephones currently are competitively priced compared to multi-function—mobile telephone service and short text messaging—digital, cellular and PCS telephones.

    During the transition to digital technology, certain participants in the U.S. cellular industry are offering telephones with dual mode—analog and digital—compatibility. Additionally, certain analog cellular system operators that directly or through their affiliates also are constructing and operating digital PCS systems have made available to their customers dual mode/dual band—800 MHz cellular/1900 MHz PCS—telephones, to combine the enhanced feature set available on digital PCS systems within their digital service coverage areas with the broader wireless coverage area available on the analog cellular network. We do not have comparable hybrid telephones available to our customers.

    We can give no assurances that potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we plan to provide on our portion of the Nextel digital mobile network.

    Over the past several years as the number of wireless communications providers in our market areas has increased, the prices of such providers' wireless service offerings to customers in those markets have generally been decreasing. We may encounter market pressures to reduce our service offering prices or to restructure our service offering packages to respond to particular short-term, market-specific situations, such as special introductory pricing or packages that may be offered by new providers launching their service in a market, or to remain competitive in the event that wireless service providers generally continue to reduce the prices charged to their customers, particularly if PCS operators enter the smaller markets that we intend to serve.

    Because many of the cellular operators and certain of the PCS operators in our markets have substantially greater financial resources than us, they may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by us and may be able to offer services to customers at prices that are below prices that we are able to offer for comparable services. Thus, our ability to compete based on the price of our digital mobile network telephones and service offerings will be limited. We cannot predict the competitive effect that any of these factors, or any combination thereof, will have on us.

    Cellular operators and PCS operators and entities that have been awarded PCS licenses each control more spectrum than is allocated for SMR service in each of the relevant market areas. Specifically, each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for 30 MHz of spectrum in the markets in which they are licensed, while no more than 21.5 MHz is available in the 800 MHz band to all SMR systems, including our systems, in those markets. The control of more spectrum gives cellular operators and such PCS licensees the potential for more system capacity and, therefore, the ability to serve more subscribers than SMR operators, including Nextel and us. We believe that we generally have adequate spectrum to provide the capacity needed on our portion of the Nextel digital mobile network currently and for the reasonably foreseeable future.

    In 1997, the FCC reallocated and auctioned 30 MHz of 2.3 GHz spectrum to wireless services. However, the strict operational and technical limitations the FCC placed on use of the spectrum will likely prohibit the provision of mobile services using current technology. Additionally, the FCC has reallocated 220 MHz of radio spectrum for use by "emerging telecommunications technologies," such as PCS, low-earth orbit satellites and mobile satellite systems. The FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services. Additionally, the FCC has reallocated 36 MHz of the former analog television channels to commercial services, including broadcasts, fixed and mobile services. The FCC has announced that it intends to auction 30 MHz of this spectrum in September 2001 and it intends to exclude this spectrum from the spectrum cap, discussed below under "Federal Regulation of Wireless Operators." It is possible that this spectrum will be used to offer services that are competitive with our service. The FCC will continue to auction spectrum in the future, and we cannot predict how these frequencies will be used, the technologies that will develop or what impact, if any, they will have on our ability to compete for wireless communications services customers.

    The FCC has also recently completed a re-auction of over 150 PCS licenses. The vast majority of these licenses were purchased by carriers who offer services in competition to us. These licenses are presently subject to ongoing litigation in federal court. If and when these licenses go into service, it may increase the level of competition in our markets. The FCC or Congress may also allocate additional spectrum at any time and create rules that would make services provided on that spectrum competitive with our EMSR service.

    In addition, the FCC has recently begun two inquiries that may affect the availability of spectrum for wireless services. One is an inquiry into secondary spectrum markets, and the other is an inquiry into "3G" services to be offered in the near future by wireless carriers. It is impossible to predict the outcome or timeframe for FCC action on these matters. However, the outcome of these proceedings will likely affect the ability of all carriers, including Nextel Partners, to obtain addition spectrum to be used in offering both traditional and advanced wireless services.

Regulation

  Federal Regulation

    SMR Regulation.  We are an SMR operator regulated as such by the FCC. The FCC also regulates the licensing, construction, operation and acquisition of all other wireless telecommunications systems in the United States, including cellular and PCS operators. We are generally subject to the same FCC rules and regulations as cellular and PCS operators, but our status as an SMR operator creates some important regulatory differences.

    Within the limitations of available spectrum and technology, SMR operators are authorized to provide mobile communications services to business and individual users, including mobile telephone, two-way radio dispatch, paging and mobile data services. SMR regulations have undergone significant changes during the last several years and continue to evolve as new FCC rules and regulations are adopted.

    The first SMR systems became operational in 1974, but these early systems were not permitted or designed to provide mobile telephone service competitive with that provided by cellular operators. SMR operators originally emphasized two-way dispatch service, which involves shorter duration communications than mobile telephone service and places less demand on system capacity. SMR system capacity and quality was originally limited by:

  •
  the smaller portion of the radio spectrum allocated to SMR
  •
  the assignment of SMR frequencies on a non-contiguous basis

  •
  regulations and procedures that initially served to spread ownership of SMR licenses among a large number of operators in each market, thereby further limiting the amount of SMR spectrum available to any particular operator
  •
  older SMR technology, which employed analog transmission and a single site, high-power transmitter configuration, thus precluding the use of any given SMR frequency by more than one caller at a time within a given licensed service area

    The original analog SMR market, therefore, was oriented largely to customers such as contractors, service companies and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or one-to-many basis, within a limited geographic area. SMR licenses granted prior to 1997 have several unfavorable characteristics, as compared with cellular or PCS licenses. Because these SMR licenses were on a site-by-site basis, numerous SMR licenses were required to cover the metropolitan area typically covered by a single cellular or PCS license.

    SMR licenses granted in 1997 and later were granted to cover a large area (known as an economic area, or EA) rather than a particular antenna at a particular site. EA licenses, therefore, are more like cellular or PCS licenses in this regard, and eliminate one of the former regulatory disadvantages of SMR licenses. The FCC has held two SMR auctions for EA licenses, which include the frequencies we and Nextel operate in the 800 MHz band. In both auctions, Nextel, or a bidding consortium made up of Nextel and us, was the largest successful bidder, and, as a result, we, or a Nextel subsidiary, hold EA licenses for most, but not all, of the territories that we intend to serve.

    The first EA licenses granted the licensee exclusive use of the frequencies in the EA territory. To the extent that another SMR site-by-site licensee may be operating in the same frequencies in the EA pursuant to another license, the EA license has priority, but must compensate the incumbent for the cost of changing to another frequency. We, or a Nextel subsidiary, hold all of the EA licenses from this auction that include our frequencies. Most of our EA licenses are free of incumbent carriers other than Nextel. Nextel WIP has transferred to us those site-by-site licenses located in our EA territories operating at the same frequencies.

    In the second EA auction, we acquired almost all of the EA licenses that include frequencies which we operate on a site-by-site basis. As a result, we will be able to provide service throughout the EA territory on those frequencies. Unlike the previous EA auction, however, the EA licensee does not have exclusive use of the frequencies in the EA territory. Therefore, in those limited areas where another entity may have acquired the EA license at auction but where we are an incumbent licensee operating on a site-by-site basis on the same frequency, we have the right to continue to operate under the existing site-by-site authorization.

    EA licenses to operate on these frequencies were granted pursuant to a one-time auction and are issued for ten years, after which we need to apply for renewal from the FCC. EA licensees can generally expect to obtain renewal of their licenses if they are otherwise in good standing before the FCC. In addition, all of our SMR licenses are subject to FCC build-out requirements. The FCC has modified the build-out deadlines for our pre-1997 site-by-site SMR licenses permitting us to utilize the same build-out schedules as our EA licenses. Our EA licenses must provide coverage to at least one-third of the population of the license area within three years of the initial grant and two-thirds of the population within five years. Failure to comply with the build-out requirements for both site-by-site licenses and EA licenses may result in a revocation of these licenses by the FCC. We will be acquiring and utilizing both site-by-site licenses and EA licenses. We expect to meet all of the build-out requirements of our licenses. However, from time to time the FCC has notified us that certain of our licenses have been revoked for failure to meet construction deadlines. In all such instances we have requested that the licenses be reinstated. We do not believe that a refusal to reinstate the licenses will have a material adverse effect on our operations.

    Federal Regulation of Wireless Operators.  SMR regulations have undergone significant changes during the last five years and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 and the Communications Act. Since 1996 SMR operators like us and Nextel have been subject to common carrier obligations similar to those of cellular and PCS operators. This regulatory change recognized the emergence of SMR service as competitive with the wireless service provided by cellular and PCS providers.

    As a result, SMR providers like us now have many of the same rights (such as the right to interconnect with other carriers) and are subject to many of the same obligations applicable to cellular and PCS operators.

    The FCC prohibits any SMR, cellular or PCS provider, including us, collectively regulated as "CMRS" providers, from restricting another carrier's ability to resell its services until November 24, 2002. The FCC also has adopted requirements for CMRS providers, including covered SMR providers, to implement various enhanced 911 capabilities. We, along with Nextel, are in the process of implementing such capabilities and have requested from the FCC a waiver of the requirements for at least one year. In some states, we may not be able to recover our costs of implementing such enhanced 911 capabilities. At this time, we don't believe that these costs will have a material adverse impact on our operations. The FCC also requires CMRS providers to deploy technology that would allow customers to keep their telephone numbers when switching to another carrier. Covered SMR providers, including us, along with all other CMRS services providers, must offer this number portability service in the 100 largest metropolitan areas, including the ability to support nationwide roaming, by November 2002. This requirement also includes enabling calls from our network to be delivered to telephone numbers that have been switched from one wireline carrier to another.

    The FCC's spectrum cap regulations limit any entity from holding attributable interests in more than 45 MHz of licensed broadband PCS, cellular or covered SMR spectrum with significant overlap in any geographic area. The FCC has recently increased the cap in rural areas to 55 MHz. An interest of 20% or more of the equity or voting rights in a PCS, SMR or cellular licensee may subject an investor to restrictions on ownership of overlapping wireless providers. These rules may affect our ability to obtain additional spectrum. The FCC has begun a review into the continued applicability of the spectrum cap.

    Wireless providers, including us, also must satisfy FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent wireless users, permittees and licensees in order to avoid electrical interference between adjacent networks. In addition, the height and power of base radio transmitting facilities of certain wireless providers and the type of signals they emit must fall within specified parameters.

    The FCC is responsible for the other rules and policies which govern the operations over the SMR spectrum necessary for the offering of our services. This includes the terms under which CMRS providers interconnect their networks and the networks of wireline and other wireless providers of interstate communications services. The FCC also has the authority to adjudicate, among other matters, complaints filed under the Communications Act with respect to service providers subject to its jurisdiction. Under its broad oversight authority with respect to market entry and the promotion of a competitive marketplace for wireless providers, the FCC regularly conducts rulemaking and other types of proceedings to determine rules and policies that could affect SMR operations. These rules and policies are applicable to our operations and we intend to comply with the FCC's promulgations.

    In August 1996, the FCC adopted rules implementing certain Communications Act provisions that impose a number of obligations for local exchange carriers to interconnect their network to other carriers' networks which affect wireless service providers. Established local exchange carriers must provide for co-location of equipment necessary for interconnection, as well as any technically feasible method of interconnection requested by a CMRS provider. In addition, all local exchange carriers are obligated to enter into reciprocal, cost-based compensation arrangements with CMRS providers for the transmission of local calls. On July 18, 2000 the United States Court of Appeals for the Eighth Circuit overturned the FCC's order that required compensation based on the most efficient network configuration. This decision has been appealed to the Supreme Court. The outcome of this appeal, as well as any additional proceedings the FCC may initiate regarding interconnection compensation, may have a significant impact on the charges we pay to other carriers and on the compensation we receive for interconnection. If we cannot successfully negotiate an interconnection agreement with an established local exchange carrier, it may require the relevant state public utilities commission to serve as arbitrators.

    In addition, the Communications Assistance for Law Enforcement Act of 1994 requires all telecommunications carriers, including wireless carriers, as of June 30, 2000, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers. On August 15, 2000, the United States Court of Appeals for the D.C. Circuit reversed a FCC requirement that certain additional call identifying information be provided to law enforcement. Moreover, implementation of certain capabilities affecting the transmission of protected data, as required by the FCC, must be completed by September 30, 2001. Compliance with the requirements of this Act and the FCC's rules could impose significant additional direct and/or indirect costs on us and other wireless carriers.

    Wireless networks are also subject to certain FCC and FAA regulations respecting the relocation, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act, the National Historic Preservation Act, and the environmental regulations of the FCC. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC's rules require antenna structure owners to notify the FAA of structures that may require marking or lighting. In addition to our SMR licenses, we may also utilize other carriers' facilities to connect base radio sites and to link them to their respective main switching offices. These facilities may be separately licensed by the FCC and may be subject to regulation as to technical parameters, service, and transfer or assignment.

    Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including SMR providers such as ourselves, are required to make an "equitable and non-discriminatory contribution" to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier's interstate end-user telecommunications revenue. The Communications Act also permits states to adopt universal service regulations not inconsistent with the Communications Act or the FCC's regulations. While states cannot, generally, regulate our rates for universal services, the FCC has concluded that states can require CMRS providers to contribute to their universal services funds. Additional costs may be incurred by us and ultimately by our subscribers as a result of our compliance with these required contributions.

    The Communications Act also requires all telecommunications carriers, including SMR licensees, to ensure that their services are accessible to and useable by persons with disabilities, if readily achievable. Compliance with the Telecommunications Act requirements, and the regulations promulgated thereunder, could impose additional direct and/or indirect costs on us and other licensees.

    In addition, other regulations may be promulgated pursuant to the Communications Act or the Telecommunications Act of 1996, which would significantly raise our cost of providing service. In response, we may be required to modify our business plans or operations in order to comply with any such regulations. Moreover, the FCC or other federal government agencies or any state regulatory agency having jurisdiction over our business may adopt or change regulations or take other action that could adversely affect our financial condition or results of operations.

  State Regulation and Local Approvals

    The states in which we operate generally have state agencies or commissions charged under state law with regulating telecommunications companies, and local governments generally seek to regulate placement of transmitters and rights of way. While the powers of state and local governments to regulate wireless carriers are limited to some extent by federal law, we will have to devote resources to comply with state and local requirements. For example, state and local governments generally may not regulate our rates or our entry into a market, but are permitted to manage public rights of way, for which they can require fair and reasonable compensation.

    Under the Communications Act, state and local authorities maintain authority over the zoning of sites where our antennas are located. These authorities, however, may not discriminate against or prohibit our services through their use of zoning authority. Therefore, while we may need approvals for particular sites or may not be able to choose the exact location for our sites we do not foresee significant problems in placing our antennas at sites in our territory.

  Pending Regulatory Initiatives

    The FCC and a number of state regulatory authorities have initiated proceedings or indicated their intention to examine the implementation of number portability to permit customers to retain their telephone numbers when they change service providers, the implementation of various number conservation mechanisms, and alterations in the structure of universal service funding and interconnect arrangements, among other matters. These initiatives could impose significant financial obligations on us and other wireless service providers, the magnitude of which we cannot predict. In addition, pursuant to Congressional directive, or on its own, the FCC may allocate additional spectrum, at any time, which may lead to the offering by others of services competitive with ours.

Employees

    As of December 31, 2000, we had approximately 1,200 employees. None of our employees are or are expected to be represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.

Executive Officers of the Registrant

    The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
John Chapple	47	President, Chief Executive Officer and Chairman of the Board
John Thompson	47	Vice President, Chief Financial Officer and Treasurer
David Thaler	45	Vice President—Business Operations
David Aas	47	Vice President—Engineering and Technical Operations
Perry Satterle	40	Vice President—Sales and Marketing
Mark Fanning	41	Vice President—People Development
Donald Manning	40	Vice President, General Counsel and Secretary

    John Chapple worked to organize Nextel Partners throughout 1998 and has been the President, Chief Executive Officer and Chairman of the Board of Nextel Partners and our subsidiaries since August 1998. Mr. Chapple was elected to our board of directors pursuant to the terms of our shareholders' agreement. Mr. Chapple, a graduate of Syracuse University and Harvard University's Advanced Management Program, has over 22 years of experience in the cable television and wireless communications industries. From 1978 to 1983, he served on the senior management team of Rogers Cablesystems before moving to American Cablesystems as Senior Vice President of Operations from 1983 to 1988. From 1988 to 1995, he served as Executive Vice President of Operations for McCaw Cellular Communications and subsequently AT&T Wireless Services following the merger of those companies. From 1995 to 1997, Mr. Chapple was the President and Chief Operating Officer for Orca Bay Sports and Entertainment in Vancouver, B.C. Orca Bay owned and operated Vancouver's National Basketball Association and National Hockey League sports franchises in addition to the General Motors Place sports arena and retail interests. Mr. Chapple is the past Chairman of Cellular One Group and the Personal Communications Industry Association, past Vice-Chairman of the Cellular Telecommunications and Internet Association and has been on the Board of Governors of the NHL and NBA. Mr. Chapple is currently on the Syracuse University Maxwell School Board of Advisors.

    John Thompson has been the Chief Financial Officer and Treasurer of Nextel Partners and our subsidiaries since August 1998 and has approximately 22 years of finance experience, including 14 years in the wireless communications industry. Mr. Thompson holds both a B.A. in Accounting and a Juris Doctor from the University of Puget Sound. From 1978 to 1986, he served as Tax Manager for Laventhol & Horwath. In 1986, he joined McCaw Cellular Communications as Vice President of Tax. In 1990, he became Senior Vice President of McCaw Cellular Communications and assumed a significant role in a number of key initiatives for the company, including its acquisition of LIN Broadcasting in 1990, the merger of it and AT&T in 1993, and AT&T's PCS license acquisitions in 1996. In 1997, he became Chief Financial Officer for AT&T Wireless Services. Mr. Thompson has served on the boards of a number of AT&T Wireless Services joint ventures, including Bay Area Cellular Telephone Company.

    David Thaler has been the Vice President-Business Operations of Nextel Partners and our subsidiaries since August 1998 and has over 18 years of management experience in the wireless and cable television industries. From February 1997 to 1998, he served as Senior Vice President and Managing Director of International Development and Operations for AT&T Wireless Services. In this role, Mr. Thaler had overall responsibility for all operating facets related to AT&T Wireless joint ventures in Brazil, Hong Kong, India, Colombia and Taiwan. From 1995 to 1997, Mr. Thaler was Vice President of Operations for AT&T Wireless Services' Central Region business unit. From 1988 to 1995, Mr. Thaler served as Vice President and General Manager of McCaw Cellular Communications' Minnesota District, providing overall leadership for an operation consisting of 14 metropolitan areas. From 1983 to 1988, he served as General Manager and Regional Vice President for American Cablesystems.

    David Aas has been the Vice President-Engineering and Technical Operations of Nextel Partners and our subsidiaries since August 1998. Prior to joining Nextel Partners, Mr. Aas served as Vice President of Engineering and Operations of AT&T Wireless' Messaging Division. Mr. Aas has 23 years of experience in the wireless industry and has held a number of senior technical management positions, including positions with Airsignal from 1977 to 1981, MCI from 1981 to 1986, and MobileComm from 1986 to 1989. From 1989 to August 1998, he was with AT&T Wireless, where he led the design, development, construction and operation of AT&T Wireless' national messaging network. Mr. Aas served on the Technical Development Committee of the Personal Communications Industry Association and led the development and deployment of the PACT two-way messaging system.

    Perry Satterlee has been the Vice President-Sales and Marketing of Nextel Partners and our subsidiaries since August 1998 and has approximately 13 years of wireless industry experience. He spent the prior two years with Nextel, where he held the position of President-Pacific Northwest Area since its inception in 1996. Prior to joining Nextel, Mr. Satterlee served from 1992 to 1996 as Vice President and General Manager of AT&T Wireless Services' Central California District. From 1990 to 1992, he was General Manager of McCaw Cellular Communications' Ventura/Santa Barbara market. From 1988 to 1990, Mr. Satterlee was Director of Planning for McCaw Cellular Communications, where he led the company's planning and budgeting processes.

    Mark Fanning has been the Vice President-People Development of Nextel Partners and our subsidiaries since August 1998 and has over 19 years of human resources experience, including nine years in the wireless industry with McCaw Cellular Communications and AT&T Wireless Services. From 1995 to 1998, Mr. Fanning served as Vice President for People Development Operations for AT&T Wireless Services. From 1991 to 1995, he served as Director and later as Vice President of Compensation & Benefits for AT&T Wireless Services. From 1989 to 1991, he was the Director of People Development for McCaw Cellular's California/Nevada region.

    Donald Manning has been the Vice President, General Counsel and Secretary of Nextel Partners and our subsidiaries since August 1998 and has over 15 years of legal experience. From July 1996 to July 1998, he served as Regional Attorney for the Western Region of AT&T Wireless Services, an 11-state business unit generating over $400 million in revenues annually. Prior to joining AT&T Wireless Services, from September 1989 to July 1998, Mr. Manning was an attorney with Heller Ehrman White & McAuliffe specializing in corporate and commercial litigation. From September 1985 to September 1989, he was an attorney with the Atlanta-based firm of Long, Aldridge & Norman.

    Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

RISK FACTORS

    The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISK FACTORS RELATING TO NEXTEL PARTNERS

We have a history of operating losses, expect to continue to incur substantial operating losses and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

    We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses and, as of December 31, 2000, we had incurred operating losses of approximately $273.6 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to complete the commercial launch of our portion of the Nextel digital mobile network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

We must complete our portion of the Nextel digital mobile network by set deadlines, offer certain services and meet performance requirements or otherwise risk termination of our agreements with Nextel WIP, which would eliminate our ability to carry out our current business plan and strategy.

    Our operating agreements with Nextel WIP require us to construct our portion of the Nextel digital mobile network to specific standards and by set deadlines, offer certain services and meet performance requirements. Our failure to meet any of these requirements could constitute a material default under the operating agreements that would give Nextel WIP the right to terminate these agreements, including our right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition.

Our success is dependent, in part, on Nextel completing its portion of the Nextel digital mobile network and continuing to build and sustain customer support of its brand and the Motorola iDEN technology, and if Nextel experiences financial or operational difficulties our business would be adversely affected.

    Our business plan depends, in part, on Nextel completing its portion of the Nextel digital mobile network on schedule and continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain new customers. Additional information regarding Nextel and its domestic digital mobile network business can be found in Nextel's Annual Report on Form 10-K for the year ended December 31, 1999 and Nextel's other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 under SEC file number 0-19656. You should read these filings to more fully understand the risks presented by our affiliation with Nextel. For a description of where this information can be obtained, see "Available Information."

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

    The level of our outstanding debt greatly exceeds the level of our revenues and stockholders' equity. As of December 31, 2000, we had $1,188.1 million of total indebtedness outstanding, including trade payables, accrued expenses, amount due Nextel, $325 million outstanding under our credit facility, $342.7 million of senior discount notes outstanding at their accreted value and $400 million of senior notes outstanding. This indebtedness represented approximately 67% of our total capitalization at that date. As of December 31, 2000, we also had $27.5 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

    Our large amount of existing indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

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

    Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. These factors include, among other things, our ability to:

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

    We cannot assure you, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, including obligations under our credit facility or our senior discount notes or existing senior notes, or to fund our other liquidity needs. Moreover, the fund raising efforts of Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

In the future we may need to refinance our indebtedness, and our ability to refinance our indebtedness will depend on many factors, some of which are beyond our control, and we cannot assure you that we will be able to do so.

    We expect that we may be required to refinance our current indebtedness. Our ability to refinance our indebtedness will depend on, among other factors, our financial condition at the time of the refinancing, the restrictions contained in the instruments governing our indebtedness then outstanding and other factors beyond our control, including market conditions. If our indebtedness cannot be repaid at maturity or refinanced, then we will be able to meet our obligations under our debt agreements, which could result in the cessation of our business.

Our existing debt agreements contain restrictive and financial covenants that limit our operating flexibility.

    Our credit facility and the indentures governing our existing senior notes and senior discount notes contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

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

    In addition, the credit facility imposes financial covenants which require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, minimum service revenues, minimum subscriber units and covered Pops, minimum EBITDA requirements and minimum fixed charge coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future, and if we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our ability to carry out our business plan and would have a negative impact on our financial condition.

If an event constituting a change of control occurs, we may be required to redeem all of our outstanding notes even if our credit facility prohibits such a redemption or we lack the resources to make such a redemption.

    Upon the occurrence of a defined change of control under the indentures governing our senior discount notes and our existing senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem our senior discount notes and our existing senior notes. Our credit facility prohibits us, except under certain circumstances, from redeeming any of our senior discount notes and our existing senior notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming our senior discount notes and our existing senior notes, our failure to redeem our senior discount notes and our existing senior notes would constitute an event of default under the respective indentures, which would in turn result in a default under the credit facility. Any default under our indentures or credit facility could result in an acceleration of such indebtedness, which would harm our financial condition and could adversely impact our ability to implement our business plan. Moreover, even if we obtained consent under our credit facility, we cannot assure you that we would have sufficient resources to redeem our senior discount notes and our existing senior notes and still have sufficient funds available to successfully pursue our business plan.

Our future performance will depend on our and Nextel's ability to succeed in the highly competitive wireless communications transmission industry.

    Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including:

  •
  If the wireless communications technology used by Nextel and us does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network. If we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, including transmission quality issues on Nextel's portion of the Nextel digital mobile network, or if these issues limit our ability to expand our network coverage or capacity as currently planned, or place either Nextel or us at a competitive disadvantage to other wireless service providers in our markets, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

  •
  If we or Nextel cannot expand, provide and maintain our respective system coverage on a nationwide basis in the United States, then our growth and operations would be adversely affected. We will not be able to provide roaming system coverage comparable to that currently available through roaming arrangements from cellular and some personal communication services operators unless and until we and Nextel substantially complete a nationwide digital mobile network. This places us at a competitive disadvantage, as some other providers currently have roaming agreements that provide coverage of each other's markets throughout the United States, including areas where our portion and/or Nextel's portion of the Nextel digital mobile network has not been or will not be built. In addition, some of our competitors provide their customers with subscriber units with both digital and analog capability, which expands their coverage, while we and Nextel have only digital capability. We cannot assure you that we will be able to achieve sufficient system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we provide on our portion and Nextel's portion of the Nextel digital mobile network.

  •
  Neither we nor Nextel have the extensive direct and indirect channels of distribution for the Nextel digital mobile network products and services that are available to some of our competitors. The lack of this distribution channel could adversely affect our operating results. Many of our competitors have established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas. We have increased the proportion of our digital mobile network customers that we obtain through our indirect distributor network, and we currently anticipate that we will rely more heavily on indirect distribution channels to achieve greater market penetration for our digital wireless service offerings. However, as we expand our retail subscriber base through increased reliance on indirect distribution channels and as price competition in the wireless industry intensifies, our average revenue per digital subscriber unit may decrease and our customer retention may be adversely affected.

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

    On July 11, 2000 we exercised our option with Nextel to acquire additional frequencies in 12 markets. Together with Nextel, we have filed with the FCC a joint transfer of control application and anticipate FCC approval for the transfer of the SMR licenses covering these territories from Nextel WIP to us. We cannot be sure, however, that the FCC will grant approval of the transfer of control of these licenses. Pending FCC approval we have the right to use the frequencies covered by these licenses pursuant to the Second Expansion Territory Management Agreement (Interim) dated September 27, 2000.

We may face pressure to reduce our prices, which would adversely affect our operating results.

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

    A reduction in our pricing could have an adverse effect on our revenue and operating results.

Our equipment is more expensive than the equipment of some of our competitors, which may adversely affect our growth and operating results.

    We currently market multi-function digital wireless telephones, providing mobile telephone and private and group dispatch service, in addition to paging and alphanumeric short-text messaging. Our mobile telephones are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. Although we believe that our multi-function wireless telephones currently are competitively priced compared to multi-function digital cellular and personal communication services telephones, the higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi-service offering. This may reduce our growth opportunities or profitability.

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

    We cannot assure you that we will not experience unanticipated difficulties in obtaining these items, which could adversely affect our ability to build our portion of the network.

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

    The Nextel digital mobile network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls "iDEN." We and Nextel are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other wireless networks.

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

We are dependent on Motorola for telecommunications equipment necessary for the operation of our business and any failure of Motorola to perform would adversely affect our operating results.

    Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers, and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network. We expect that for the next few years, Motorola, and competing manufacturers who are licensed by Motorola, will be the only manufacturers of wireless telephones that are compatible with the Nextel digital mobile network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to receive equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot assure you that quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately among Nextel and us.

We are considering implementing future "third-generation" services in the future. However, if we are unable to do so, or if we are not able to do so in an economical and competitively effective fashion, our operations and growth could be adversely affected.

    Over the next several years we are considering implementing advanced digital technology, sometimes referred to as "3G" or "third-generation" technology, which could facilitate high-speed, high-volume wireless voice and data transmission and other advanced digital services. Together with Nextel, we are presently evaluating standards and assessing the potential demand for these third-generation wireless services. However, significant capital expenditures would likely be required in implementing this third-generation technology, and there can be no guarantee that this technology would provide the advantages that we would expect. If the type of technology that we choose to deploy does not gain widespread acceptance or perform as expected, or if our competitors develop third-generation technology that is more effective or economical than ours, our business may be adversely affected.

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

    Pursuant to our amended shareholders' agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

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

    The amended shareholders' agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder, and could result in a change of control of us. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.

Certain significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our stockholders.

    As of December 31, 2000, our officers, directors and greater than 5% stockholders together controlled approximately 72.6% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

Anti-takeover provisions affecting us could prevent or delay a change of control that stockholders may favor.

    Provisions of our organizational documents, amended shareholders' agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable. We have authorized the issuance of "blank check" preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control of us could trigger an event of default under provisions in our credit facility and the indentures governing our senior discount notes and our existing senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of, and the voting and other rights of the holders of, our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

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

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

    Some statements and information contained in this Annual Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should" or "anticipates" or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties, including financial, regulatory environment, industry growth and trend predictions. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth under "Risk Factors." Such forward-looking statements include, but are not limited to, statements with respect to the following:

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

Item 2. Properties

    We own no material real property. We lease our headquarters located in Kirkland, Washington. This facility is approximately 10,000 square feet and we have a lease commitment on the facility through July 25, 2001. We have signed a new lease for the Kirkland space, which expands out to approximately 14,000 square feet and extends the term for 5 years to July 2006. We lease administrative offices of approximately 22,800 square feet in Minnetonka, Minnesota under a lease expiring March 31, 2005. We lease office space of approximately 46,000 square feet in Las Vegas, Nevada for operation of our customer service call center under a lease expiring May 11, 2004. We lease cell sites for the transmission of radio service under various master site lease agreements as well as individual site leases. The terms of these leases generally range from five to 25 years at monthly rents ranging from $300 to $2,200. As of December 31, 2000, we had approximately 1,585 constructed sites at leased locations, of which 1,537 were operational.

Item 3. Legal Proceedings

    From time to time, we are subject to legal proceedings and claims in the ordinary course of business. We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition and operating results.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted for a vote of our security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Market

    Since February 23, 2000, our shares of Class A common stock have been traded on the Nasdaq National Market under the symbol "NXTP." The following table lists, on a per share basis for the periods indicated, the high and low closing sale prices for the Class A common stock as reported by the Nasdaq National Market for the periods indicated:

Quarterly Common Stock Price Ranges For the Year Ended December 31, 2000
	High	Low
1st Quarter	$38.500	$29.000
2nd Quarter	$32.563	$14.125
3rd Quarter	$34.188	$23.000
4th Quarter	$27.938	$13.375

Holders

    As of March 15, 2001, there were 25,689 holders of record of our Class A common stock and a single stockholder of record holding all 79,056,228 shares of our Class B common stock.

Dividends

    We have not paid any dividends on our common stock and do not plan to pay dividends in the foreseeable future. The covenants governing our Notes and our Term B and C loans (as described in "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources") contain restrictions on our ability to declare and pay dividends on our common stock.

Item 6. Selected Consolidated Financial Data

    The following tables present selected consolidated financial data derived from audited financial statements for the years ended December 31, 1998, 1999 and 2000. In addition, operating data for the same periods are presented. All the data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the consolidated financial statements, related notes and other financial information in this 10-K Annual Report.

	Year Ended December 31,
	1998	1999	2000
	(dollars in thousands)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues	$3,745	$28,136	$130,125
Equipment revenues	1,564	4,584	5,745

Total revenues	5,309	32,720	135,870
Operating expenses:
Cost of service revenues	6,108	18,807	84,962
Cost of equipment revenues	2,935	10,742	26,685
Selling, general and administrative	13,531	34,862	117,975
Stock based compensation	447	27,256	70,144
Depreciation and amortization	4,586	12,689	38,044

Total operating expenses	27,607	104,356	337,810

Operating income (loss)	(22,298)	(71,636)	(201,940)
Other income (expense):
Other—loss from disposal of assets	—	—	(228)
Interest expense, net	—	(65,362)	(102,619)
Interest income	—	24,585	63,132

Total other (expense)	—	(40,777)	(39,715)

Loss before income tax provision	(22,298)	(112,413)	(241,655)
Income tax provision	—	—	—

Loss before extraordinary item	(22,298)	(112,413)	(241,655)
Extraordinary item—loss on early retirement of debt, net of $0 income tax	—	—	(23,485)

Net loss	(22,298)	(112,413)	(265,140)
Mandatorily redeemable preferred stock dividends	—	—	(5,667)

Loss attributable to common stockholders	$(22,298)	$(112,413)	$(270,807)

	Year Ended December 31,
	1998	1999	2000
Loss per share attributable to common stockholders, basic and diluted:
Loss before extraordinary item attributable to common stockholders	$—	$(38.18)	$(1.21)
Extraordinary item	$—	$—	$(0.12)

Net loss per share attributable to common stockholders	$—	$(38.18)	$(1.33)

	As of December 31,
	1998	1999	2000
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term investments and restricted cash(1)	$16	$568,729	$928,346
Plant, property and equipment, net	107,948	252,223	532,702
FCC operating licenses, net	133,180	151,056	245,295
Total assets	247,666	1,015,327	1,793,084
Current liabilities	8,995	58,503	120,423
Long-term debt	—	785,484	1,067,684
Series B redeemable preferred stock	—	—	27,517
Total stockholders' equity	$238,671	$170,616	$570,215
	Year Ended December 31,
	1998	1999	2000
	(dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	—	6.1	23.7
Subscribers (end of period)	10,200	46,100	227,400
EBITDA as adjusted(2)	$(17,265)	$(31,691)	$(93,752)
Capital expenditures(3)	$98,034	$153,989	$312,832

(1)
Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months. Restricted cash reflects the cash collateral account maintained under the credit facility equal to borrowings outstanding, until January 21, 2000 when the FCC approved the transfer applications relating to the licenses acquired by us on January 29, 1999.

(2)
EBITDA as adjusted represents net loss before interest expense, interest income, depreciation, amortization, stock-based compensation expense, and loss from disposal of assets. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA as adjusted should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, we have presented EBITDA as adjusted to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. EBITDA as adjusted is not a measure determined under generally accepted accounting principles. Also, EBITDA as adjusted as calculated above may not be comparable to similarly titled measures reported by other companies.

(3)
Capital expenditures are exclusive of capitalized interest but include accrued or financed capital, including the $22 million Motorola vendor credits which were fully utilized during 1999. Capital expenditures are required to purchase network equipment, such as switching and radio transmission equipment. Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment, computers and telephone systems.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Some statements and information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements, including, but not limited to, factors associated with the build-out of our portion of the Nextel digital mobile network, actions of regulatory authorities and competitors and other factors, see "Risk Factors."

    Please read the following discussion together with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this Annual Report.

    Our historical results discussed in this section and throughout this document include the operations we acquired from Nextel WIP on January 29, 1999 in connection with our initial capitalization, which operations had previously been managed by Nextel. See Note 1 of our audited consolidated financial statements for a discussion of our formation, capitalization and basis of presentation.

Overview

    On September 27, 2000 we completed the exercise of our option to acquire from Nextel WIP frequencies in 12 additional markets where approximately 10.6 million people, or Pops, live and work. As a result, we currently hold or have the right to use wireless frequencies in 58 markets where over 50 million people live and work. As of December 31, 2000, we had commercial operations in markets with total Pops of approximately 33 million and the ability to offer service to, or cover, approximately 24 million Pops. These operational markets are in Hawaii, New York, Texas, Pennsylvania, Kentucky, Florida, Iowa, Nebraska, Idaho, Central Illinois, Alabama, Louisiana, Mississippi, Georgia and Tennessee.

    As of December 31, 2000, we had approximately 227,400 digital subscribers. Our subscriber base grew 393% compared to December 31, 1999 with an ending subscriber count of approximately 46,100.

    In June 2000 we introduced Wireless Web Services (formerly known as Nextel Online) and by the end of 2000 we offered this data service in all of our launched markets. Wireless Web service provides internet-capable subscriber units with wireless Internet services, including web-based applications and content.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenues

    Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 362% to $130.1 million for 2000 when compared to $28.1 million recognized during 1999. Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to the use by Nextel subscribers of our portion of the Nextel digital mobile network. Roaming revenues for 2000 accounted for approximately 19% of our service revenues.

    In December 2000 we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements,"

effective January 1, 2000. This change in our revenue recognition policy became effective January 1, 2000 and as such, quarterly results for 2000 have been restated in Notes 2 and 12 of the Notes to the Financial Statements and these Notes disclose the proforma change in 1999 results. Under this new policy, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

    The following table shows the results reported for 2000 and the impact of SAB 101 if the accounting policy had not been implemented along with reported results for 1999 and the pro forma if SAB 101 had been in effect for 1999.

	For the Year Ended December 31, 2000
			For the Year Ended December 31, 1999
		Pre-SAB 101
	Reported		Reported	Pro Forma
Revenues:
Service revenues	$130,125	$131,480	$28,136	$28,066
Equipment revenues	5,745	20,329	4,584	1,676

Total revenues	$135,870	$151,809	$32,720	$29,742

Operating expenses:
Cost of equipment revenues	$26,685	$42,624	$10,742	$7,764

EBITDA	$(93,752)	$(93,752)	$(31,691)	$(31,691)

    Equipment revenues reported for 2000, adjusted in accordance with the implementation of SAB 101, were $5.7 million compared to $4.6 million reported for 1999 showing an increase of $1.1 million or 24%. Without adjusting for the impact of SAB 101, equipment revenues would have increased 341%, or $15.7 million, during 2000 to $20.3 million. Our equipment revenues consist of revenues received for wireless telephones purchased by our subscribers. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. Through 1999, we deferred recognition of such sales until the distributors sold the merchandise.

    Total revenues increased 315% to $135.9 million during 2000 when compared with $32.7 million generated in 1999. Total revenues reported for 2000 reflect the impact of SAB 101, while total revenues reported for 1999 do not reflect this impact. The growth in revenues was due to launching new markets along with increased revenues from the existing markets. The following table sets forth those markets launched during 2000 and our previously launched markets:

Markets	Market Launch
Bristol/Johnson City/Kingsport, TN	4th Quarter 2000
Corpus Christi/Victoria, TX	4th Quarter 2000
Macon/Warner Robins, GA	4th Quarter 2000
Alexandria, LA	4th Quarter 2000
Texarkana, TX	3rd Quarter 2000
Shreveport/Monroe/Tyler/Longview, LA/TX	3rd Quarter 2000
Central Illinois (Peoria, Springfield, Champaign, Bloomington, Decatur)	2nd Quarter 2000
Eastern Iowa (Waterloo, Dubuque, Davenport, Cedar Rapids Iowa City)	2nd Quarter 2000
Nebraska (Omaha, Lincoln)	2nd Quarter 2000
Des Moines, IA	2nd Quarter 2000
Idaho (Boise, Twin Falls)	2nd Quarter 2000
Montgomery, AL	2nd Quarter 2000
Pensacola/Panama City/Fort Walton Beach, FL	2nd Quarter 2000
Lafayette/Lake Charles, LA	2nd Quarter 2000
Mobile, AL	2nd Quarter 2000
Beaumont, TX	2nd Quarter 2000
Pascagoula, MS	2nd Quarter 2000
Bryan/College Station, TX	2nd Quarter 2000
Harrisburg/York/Lancaster, PA	1st Quarter 2000
Wilkes-Barre/Scranton, PA	1st Quarter 2000
Kentucky (Lexington-Fayette, Louisville)	1st Quarter 2000
Tallahassee, FL	1st Quarter 2000
Jamestown, NY	1st Quarter 2000
Temple/Killeen/Waco, TX	4th Quarter 1999
Erie, PA	4th Quarter 1999
Hawaii (all islands)	3rd Quarter 1998
Rochester, NY	3rd Quarter 1998
Buffalo, NY	3rd Quarter 1998
Syracuse/Utica-Rome/Binghamton/Elmira, NY	3rd Quarter 1998
Albany/Glen Falls, NY	3rd Quarter 1998

    Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU increased $5 during the year to $71 in 2000, as compared to $66 in 1999. We credit the higher ARPU to increased minutes used by subscribers, higher pricing plans targeted for particular market segments, and additional features such as voice mail, short message services, Wireless Web services (formerly known as Nextel Online) and Nextel Worldwide products. The following table sets forth our recent revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Year Ended December 31, 2000	% of Consolidated Revenues	For the Year Ended December 31, 1999	% of Consolidated Revenues
Service and roaming revenues	$130,125	96%	$28,136	86%
Equipment revenues	5,745	4%	4,584	14%

Total revenues	$135,870	100%	$32,720	100%

ARPU(1)	$71		$66

(1)
ARPU was not adjusted for SAB 101 and does not include roaming revenues generated from the use by Nextel subscribers on our portion of the Nextel digital mobile network.

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

    For 2000 our cost of service revenues were $85.0 million compared to $18.8 million for the same period in 1999, representing an increase of 352%. The increase in costs was primarily the result of bringing on-air approximately 1,012 additional cell sites during 2000 for a total of approximately 1,537 operating cell sites, as well as increases in airtime usage. Increased airtime usage resulted from the 393% growth in number of subscribers from 1999 along with the increased minutes of use per subscriber. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

  Cost of Equipment Revenues

    Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues reported for 2000 adjusted for SAB 101 was $26.7 million. Without the effect of SAB 101, our cost of equipment revenues for 2000 would have been $42.6 million compared to $10.7 million for 1999, representing an increase of 298%. The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $20.9 million for 2000, adjusted for SAB 101, compared to a loss of $6.2 million for 1999. Without SAB 101, net equipment margin for 2000 would have been a loss of $22.3 million. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

  Selling, General and Administrative Expenses

    Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For 2000 these costs were $118.0 million compared to $34.9 million for 1999, representing an increase of 238%.

    Sales and marketing expenses relate to salaries for sales representatives and sales support personnel, and costs associated with indirect distribution channels, marketing and advertising programs. These expenses increased as a result of:

  •
  increased sales and marketing activities to launch markets and grow our subscriber base;

  •
  our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and

  •
  higher expenses related to higher sales from the indirect distribution channel.

    General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. The first six to nine months of 1999 was, for the most part, a transition period during which Nextel WIP made many of the above services available to us. For the remainder of 1999 and during 2000 the majority of these services were transferred to our employees and systems. Therefore, our general and administrative costs increased as a result of our:

  •
  hiring employees to set-up functional departments and offices to support the growth of the new and existing markets;

  •
  staffing and operating our own customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and

  •
  hiring employees to maintain and support systems that were in development during 1999.

  Stock-Based Compensation Expense

    For 2000 and 1999, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $70.1 million and $27.3 million, respectively. This expense is a non-cash expense. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights. At our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

  Depreciation and Amortization Expense

    For 2000, our depreciation and amortization expense was $38.0 million compared to $12.7 million for 1999, representing an increase of 199%. The $25.3 million increase related primarily to depreciating the wireless network assets for approximately 1,012 additional cell sites placed in service along with the furniture and equipment to set-up the new offices and amortizing additional FCC licensed radio spectrum associated with the new markets launched.

  Interest Expense and Interest Income

    Interest expense, net of capitalized interest, increased from $65.4 million for 1999 to $102.6 million for 2000, representing an increase of 57%. The increase was due to the $150 million term loan C obtained in September 1999, and the issuance of $200 million in 11% senior notes in March 2000 and an additional $200 million in 11% senior notes in July 2000, offset by redeeming 35% of the 14% senior discount notes in April 2000.

    For 2000, interest income was $63.1 million, compared to $24.6 million for 1999, representing an increase of 157%. This increase was due to the income recognized on the investment of the net proceeds received from the term loan C in September 1999, our initial public offering of class A common stock in February 2000 and the issuance of 11% senior notes in March 2000 and July 2000.

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

  Net Loss

    For 2000 we had losses attributable to common stockholders of approximately $270.8 million compared to a loss of $112.4 million for 1999, representing an increase of 141%. The $270.8 million loss for 2000 includes an extraordinary loss of approximately $23.5 million and a dividend relating to mandatorily redeemable preferred stock of $5.7 million. Expenses increased in all categories as we transitioned from a start-up mode, launched new markets, added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for the newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

  Revenues

    For the year ended December 31, 1999 total revenues were primarily generated from our upstate New York and Hawaii markets, which became operational in July and September 1998, respectively. Revenues increased from 1998 to 1999 due to the growth in the number of subscribers since the initial launch. From the year ended December 31, 1998 to the year ended December 31, 1999, our subscriber base increased from approximately 10,200 to 46,100.

    The following table sets forth our revenues and ARPU for the years ended December 31, 1999 and 1998:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Year Ended December 31, 1999	% of Consolidated Revenues	For the Year Ended December 31, 1998	% of Consolidated Revenues
Service and roaming revenues	$28,136	86%	$3,745	71%
Equipment revenues	4,584	14%	1,564	29%

Total revenues	$32,720	100%	$5,309	100%

ARPU(1)	$66		N/A

(1)
ARPU does not include roaming revenues generated from the use by Nextel subscribers on our portion of the Nextel digital mobile network. ARPU is not calculated for December 31, 1998 due to the information not being comparable to the year ending December 31, 1999.

  Cost of Service Revenues

    For the year ended December 31, 1999 our cost of service revenues was $18.8 million compared to $6.1 million for the same period in 1998. The increase for 1999 compared to 1998 was primarily due to twelve months of operational activities in 1999 compared to initial operating expenses for upstate New York and Hawaii that launched in July and September 1998, respectively.

  Cost of Equipment Revenues

    For the year ended December 31, 1999 our cost of equipment revenues was $10.7 million compared to $2.9 million for the same period in 1998. The increase in cost in 1999 resulted primarily from the provision of wireless telephones and accessories to new subscribers as we have expanded our portion of the Nextel digital mobile network. As of December 31, 1999, we had 46,100 subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was $6.2 million and $1.4 million for the years ended December 31, 1999 and 1998, respectively. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will exceed our equipment revenues.

  Selling, General and Administrative Expenses

    The year ended December 31, 1999 was a transition period during which Nextel WIP made certain accounting, payroll, customer care, purchasing, human resources, information technology and billing functions available to us. For the year ended December 31, 1999 we paid Nextel WIP approximately $2.8 million for these services. In late October 1999, our customer care center began operations and at the end of 1999, we had transferred a majority of these services to our employees and systems.

    For the year ended December 31, 1999, our selling, general and administrative expenses were $34.9 million compared to $13.5 million for the same period in 1998. Of the total $34.9 million for the year ended December 31, 1999, $18.9 million pertained to our Hawaii and upstate New York markets. The remaining amount reflects the costs to hire and set up functional departments and offices in addition to increasing the sales and marketing activities for new market launches. The $5.4 million increase in expenses for the Hawaii and upstate New York markets for the same period reflects the growth in sales and marketing activities to build the subscriber count.

  Stock-Based Compensation Expense

    For the years ended December 31, 1999 and 1998, we recorded stock-based compensation expense associated with our restricted stock purchase agreements of $27.3 million and $447,000, respectively. This expense is a non-cash expense. Our board approved these grants in July 1998, but shares were not issued until November 1998. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights. At our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

  Depreciation and Amortization Expense

    For the year ended December 31, 1999, our depreciation and amortization expenses were $12.7 million compared to $4.6 million for the same period in 1998. The increase of $8.1 million relates primarily to depreciating the wireless network assets for the launched Hawaii and upstate New York markets and starting the amortization of our FCC-licensed radio spectrum.

  Net Loss

    For the year ended December 31, 1999 we reported a net loss of approximately $112.4 million, which includes an amount for stock-based compensation expense of $27.3 million. This represents an increase of $90.1 million from our loss of $22.3 million for the same period in 1998. Expenses increased in all categories as we have added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for new launch markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Liquidity and Capital Resources

    Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network, including the future acquisitions of additional frequencies and the introduction of new services. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, cell site construction and additional FCC licenses. Currently, we estimate that capital requirements to build out our portion of the Nextel digital mobile network, including build-out of the markets we acquired from Nextel WIP on September 27, 2000, and operating losses and working capital for the period from inception through the end of 2003, will total approximately $1.9 billion, including the in-kind contributions we have received or expect to receive from Nextel WIP and Motorola.

    For the year ended December 31, 2000, we used $116.0 million in cash for operating activities, compared to $0.1 million for the same period in 1999. The increased use of funds for operating activities in 2000 was primarily due to expenses relating to hiring employees, setting up functional departments and offices, network operating costs for additional sites placed in service, increased marketing and sales activities along with purchasing subscriber inventory and an increase in receivables due to additional customers.

    Net cash used in investing activities during 2000 increased $141.1 million compared to 1999 due primarily to an increase in capital expenditures for the network build-out. During 2000, we invested $264.5 million in capital expenditures, excluding $4.3 million of non-cash capitalized interest, spent primarily to build out the Nextel digital mobile network in Pennsylvania, Kentucky, Iowa, Nebraska, Florida, Texas, Alabama, Louisiana, Mississippi, Illinois, Idaho, Georgia, Minnesota, Wisconsin and Virginia markets. During the same period in 1999, we invested $121.3 million in capital expenditures, which was primarily for the Hawaii, upstate New York, Texas, Pennsylvania, Kentucky, Iowa, Nebraska and Florida markets. During 2000 we also invested $54.2 million, excluding $2.5 million of non-cash capitalized interest, in FCC licenses.

  Sources of Funding

    To date, third-party financing activities have provided all of our funding. As of December 31, 2000 these financings totaled $1.9 billion and included:

  •
  proceeds from cash equity contributions of $195.4 million;

  •
  the offering of 14% senior discount notes for $406.4 million, less $191.2 million for the partial redemption of these notes in April 2000;

  •
  term loans incurred by our operating subsidiary of $325.0 million;

  •
  the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock;

  •
  the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for common stock, all of which had been used by December 31, 1999;

  •
  proceeds from the sale of Class A common stock in our initial public offering of $540.5 million;

  •
  the offering of 11% senior notes for $200.0 million in March 2000; and

  •
  the offering of an additional $200.0 million in 11% senior notes in July 2000.

    In addition, as of December 31, 2000, we had irrevocable commitments from our current stockholders to contribute an additional $7.4 million. The remaining commitments will be paid in September 2001.

    Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately $23.5 million. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520.0 million by February 1, 2004. As of December 31, 2000, the accreted value of the outstanding 14% senior discount notes was approximately $342.7 million.

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

    On January 29, 1999, Nextel Partners Operating Corp. borrowed the full amount of the $175 million term loan, and on September 9, 1999, it borrowed the full amount of the $150 million term loan. As of December 31, 2000, no amounts were outstanding under the $100 million revolving credit facility.

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

    Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry. The credit facility also contains covenants requiring the maintenance of certain defined financial ratios and meeting operational targets including service revenues, subscriber units and network coverage. As of December 31, 2000 we were in compliance with all covenants associated with this credit facility.

    On March 10, 2000, we issued $200 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200 million of 11% senior notes, each in a private placement. We subsequently exchanged all of the March and July notes for registered notes having the same financial terms and covenants. Interest will accrue for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2000.

    While we believe we have sufficient funds to complete the build-out of our existing markets, acquire additional frequencies and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year, we cannot assure you that additional funding will not be necessary. As of December 31, 2000, our cash and cash equivalents and short-term investments balance was approximately $928.3 million. We could require additional financing to complete our existing portion of the Nextel digital mobile network, to acquire additional FCC licenses, to add capacity and to offer additional services, and such additional financing might be expensive or impossible to obtain.

  Option Territories

    Under our agreements with Nextel WIP, we had the right, but not the obligation, to elect to build out additional markets. On July 11, 2000, we exercised part of this option to acquire frequencies in 12 markets where over 10.6 million people live and work and closed the transaction on September 27, 2000. These markets are in the following states: Idaho, Iowa, Kansas, Kentucky, Minnesota, Nebraska, New York, North Dakota, Texas, Vermont, Virginia, West Virginia and Wisconsin. In November 2000, we completed the application for transfer of control for these licenses and anticipate FCC approval for the transfer of the SMR licenses covering these territories from Nextel WIP to us. Our option to acquire any additional markets has expired.

    We must build out all but one of these optioned markets by the end of 2001. We are not required to build out one of the markets until 2003. When we build out the optioned territory we must comply with the same launch criteria applicable in the rest of our markets. In addition, we have the right to purchase from Nextel WIP all related fixed network equipment and operational contracts existing, held or used by Nextel in such territories.

  Equipment and Operating Agreements

    We have entered into agreements with Motorola to purchase necessary infrastructure equipment and other related software and services we use as well as subscriber wireless telephones and other accessories. In addition, in connection with the capitalization transactions, Motorola contributed to us a total of $22 million credit against future purchases in exchange for shares of our preferred stock. As of December 31, 1999 we had fully utilized this credit. See Note 11 in the Notes to the Consolidated Financial Statements.

    Currently, our agreements with Nextel WIP allow us access to Nextel's switches and switching facilities. Nextel WIP has agreed to cooperate with us to establish a switch facility for our network and to deploy switches in our territory in a manner which best meets the following criteria:

  •
  integration of our cell sites into Nextel's national switching infrastructure;

  •
  shared coverage of Nextel Direct Connect service to communities of interest;

  •
  minimized costs to us and to Nextel; and

  •
  maximized quality of service to our customers and to Nextel customers.

    These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel's territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP's approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds on hand for these installations under our current business plans.

Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended by FASB No. 138, establishes accounting and reporting standards for derivative instruments. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met the changes in a derivatives fair value (for a cash flow hedge) are deferred in shareholders' equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized in earnings. At December 31, 2000 the Company's interest rate swap agreements had an estimated fair value of $1.8 million.

    SFAS 137 issued August 1999 postponed for one year the mandatory effective date for SFAS 133 to January 1, 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We are subject to market risks arising from changes in interest rates. Our primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the term loans of our subsidiary under its credit facility. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million of these borrowings, respectively, to partially hedge our interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.2 million.

    In January 1999, we issued our 14% senior discount notes, and in each of March 2000 and July 2000, we issued our 11% senior notes. While fluctuations in interest rates may affect the fair value of these notes, interest expense will not be affected due to the fixed interest rate of these notes.

    We do not use financial instruments for trading or other speculative purposes.

Item 8. Financial Statements and Supplementary Data

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and
Financial Statement Schedules

Page
Report of Independent Public Accountants	51
Consolidated Balance Sheets as of December 31, 1999 and 2000	52
Consolidated Statement of Operations for the Years Ended
December 31, 1998, 1999 and 2000	53
Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 1998, 1999 and 2000	54
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1999 and 2000	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedule
Schedule II, Valuation and Qualifying Accounts	81

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nextel Partners, Inc.:

    We have audited the accompanying consolidated balance sheets of Nextel Partners, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nextel Partners, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for equipment revenues, activation fees and related costs.

Seattle, Washington
January 24, 2001

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 1999	December 31, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,273	$493,552
Short-term investments	239,456	434,794
Accounts receivable, net of allowance $1,193 and $1,398, respectively	7,172	34,912
Due from Nextel WIP	1,183	—
Subscriber equipment inventory	1,695	3,146
Other current assets	8,519	17,522
Restricted cash	175,000	—

Total current assets	587,298	983,926

PROPERTY, PLANT AND EQUIPMENT, at cost	268,766	583,956
Less—accumulated depreciation	(16,543)	(51,254)

Property, plant and equipment, net	252,223	532,702

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $718 and $3,608, respectively	151,056	245,295
Debt issuance costs, net of amortization of $2,122 and $3,259, respectively, and other assets	22,550	28,961
Receivable from officer	2,200	2,200

Total non-current assets	175,806	276,456

TOTAL ASSETS	$1,015,327	$1,793,084

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$45,833	$78,805
Accrued expenses	12,670	39,518
Due to Nextel WIP	—	2,100

Total current liabilities	58,503	120,423

LONG-TERM OBLIGATIONS
Credit facility—term B and C	325,000	325,000
14% Senior discount notes due 2009	460,484	342,684
11% Senior notes due 2010	—	400,000
Other long-term liabilities	724	7,245

Total long-term obligations	786,208	1,074,929

Total liabilities	844,711	1,195,352

COMMITMENTS AND CONTINGENCIES (See Note 8)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 0 and 13,110,000 shares issued and outstanding	—	27,517

STOCKHOLDERS' EQUITY
Preferred stock, Series A convertible, par value $.001 per share, 125,834,646 and 0 shares issued and outstanding	21	—
Preferred stock, Series B redeemable or convertible to Series C preferred stock 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 and 0 shares issued and outstanding	2	—
Preferred stock, Series C convertible, par value $.001 per share, 64,672,626 and 0 shares issued and outstanding	11	—
Preferred stock, Series D convertible, par value at $.001 per share, 13,110,000 and 0 shares issued and outstanding	2	—
Common stock, Class A, par value $.001 per share, 9,593,328 and 165,015,002 shares, respectively, issued and outstanding, and paid-in capital	145,420	864,706
Warrants outstanding	3,847	—
Common stock, Class B, par value $.001 per share convertible, 0 and 79,056,228 shares issued and outstanding, and paid-in capital	—	163,312
Other paid-in capital	357,028	—
Accumulated deficit	(134,966)	(405,773)
Subscriptions receivable from stockholders	(83,048)	(7,411)
Deferred compensation	(117,701)	(44,619)

Total stockholders' equity	170,616	570,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,015,327	$1,793,084

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except for share and per share amounts)

	For the Years Ended December 31,
	1998	1999	2000
REVENUES:
Service revenues (Received from Nextel WIP $0, $8,536 and $24,685, respectively.)	$3,745	$28,136	$130,125
Equipment revenues	1,564	4,584	5,745

Total revenues	5,309	32,720	135,870
OPERATING EXPENSES:
Cost of service revenues (Paid to Nextel WIP $0, $4,922 and $20,506, respectively.)	6,108	18,807	84,962
Cost of equipment revenues	2,935	10,742	26,685
Selling, general and administrative (exclusive of stock based compensation expense shown below) (Paid to Nextel WIP $0, $2,831 and $3,419, respectively)	13,531	34,862	117,975
Stock based compensation	447	27,256	70,144
Depreciation and amortization	4,586	12,689	38,044

Total operating expenses	27,607	104,356	337,810

LOSS FROM OPERATIONS	(22,298)	(71,636)	(201,940)
Other—loss from disposal of assets	—	—	(228)
Interest expense, net	—	(65,362)	(102,619)
Interest income	—	24,585	63,132

LOSS BEFORE INCOME TAX PROVISION	(22,298)	(112,413)	(241,655)
Income tax provision	—	—	—

LOSS BEFORE EXTRAORDINARY ITEM	(22,298)	(112,413)	(241,655)
Extraordinary item—loss on early retirement of debt, net of $0 income tax	—	—	(23,485)

NET LOSS	(22,298)	(112,413)	(265,140)
Mandatorily redeemable preferred stock dividends	—	—	(5,667)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,298)	$(112,413)	$(270,807)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before extraordinary item and cumulative accounting change	$—	$(38.18)	$(1.21)
Extraordinary item	$—	$—	$(0.12)

Net Loss per share attributable to common stockholders	$—	$(38.18)	$(1.33)

Weighted average number of shares outstanding	—	2,944,218	203,783,474

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
For the Years Ended December 31, 1998, 1999 and 2000

			Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In Capital
	Preferred Stock
							Warrants Outstanding	Other Paid-In Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount						Total
BALANCE
January 1, 1998	—	$—	—	$—	—	$—	$—	$8,255	$(255)	$—	$—	$8,000
Equity contributions	—	—	—	—	—	—	—	252,506	—	—	—	252,506
Issuance of common stock under restricted stock purchase plan	—	—	9,533,328	1,604	—	—	—	—	—	—	(1,588)	16
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	447	447
Net loss	—	—	—	—	—	—	—	—	(22,298)	—	—	(22,298)

BALANCE
December 31, 1998	—	—	9,533,328	1,604	—	—	—	260,761	(22,553)	—	(1,141)	238,671
Issuance of common stock	—	—	60,000	61	—	—	—	—	—	—	(61)	—
Issuance of Series A preferred stock	125,834,646	21	—	—	—	—	—	208,142	—	—	—	208,163
Issuance of warrants	—	—	—	—	—	—	3,847	—	—	—	—	3,847
Subscriptions receivable from stockholders	—	—	—	—	—	—	—	—	—	(157,203)	—	(157,203)
Proceeds from stockholders	—	—	—	—	—	—	—	—	—	52,145	—	52,145
Reclass of other paid-in capital to Preferred Series B, C, and D	—	—	—	—	—	—	—	(133,180)	—	—	—	(133,180)
Issuance of Series B preferred stock	13,110,000	2	—	—	—	—	—	21,848	—	—	—	21,850
Issuance of Series C preferred stock	64,672,626	11	—	—	—	—	—	110,731	—	—	—	110,742
Issuance of Series D preferred stock	13,110,000	2	—	—	—	—	—	22,264	—	—	—	22,266
Return of capital to Nextel WIP	—	—	—	—	—	—	—	(130,900)	—	—	—	(130,900)
Deferred compensation	—	—	—	143,755	—	—	—	—	—	—	(143,755)	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	27,256	27,256
Net loss	—	—	—	—	—	—	—	—	(112,413)	—	—	(112,413)
Equity issuance costs	—	—	—	—	—	—	—	(2,638)	—	—	—	(2,638)
Motorola credit	—	—	—	—	—	—	—	—	—	22,010	—	22,010

BALANCE
December 31, 1999	216,727,272	36	9,593,328	145,420	—	—	3,847	357,028	(134,966)	(83,048)	(117,701)	170,616
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	—	—	—	(208,142)	—	—	—	—
Series C preferred stock	(64,672,626)	(11)	—	—	64,672,626	110,742	—	(110,731)	—	—	—	—
Series D preferred stock	(13,110,000)	(2)	—	—	13,110,000	22,266	—	(22,264)	—	—	—	—
Series B preferred stock reclassed	(13,110,000)	(2)	—	—	—	—	—	(21,848)	—	—	—	(21,850)
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(5,667)	—	—	(5,667)
Initial public offering stock issued	—	—	27,025,000	540,500	—	—	—	—	—	—	—	540,500
Net loss	—	—	—	—	—	—	—	—	(265,140)	—	—	(265,140)
Equity issuance costs	—	—	—	(31,223)	—	(5,957)	—	5,957	—	—	—	(31,223)
Deferred compensation — options forfeited	—	—	—	(2,938)	—	—	—	—	—	—	2,938	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	70,144	70,144
Subscription receivable from stockholders	—	—	—	—	—	—	—	—	—	75,637	—	75,637
Warrants exercised by stockholders	—	—	2,434,260	3,851	—	—	(3,847)	—	—	—	—	4
Class B common stock issued	—	—	—	—	1,273,602	36,261	—	—	—	—	—	36,261
Stock options exercised	—	—	85,000	142	—	—	—	—	—	—	—	142
Stock issued for employee stock purchase plan	—	—	42,768	791	—	—	—	—	—	—	—	791
BALANCE

December 31, 2000	—	$—	165,015,002	$864,706	79,056,228	$163,312	$—	$—	$(405,773)	$(7,411)	$(44,619)	$570,215

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	For the Years Ended December 31,
	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,298)	$(112,413)	$(265,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,586	12,689	38,044
Amortization of debt issuance costs	—	2,122	3,259
Interest accretion for senior discount notes	—	44,496	43,128
Extraordinary loss on retirement of debt	—	—	23,485
Stock based compensation	447	27,256	70,144
Allowance for doubtful accounts	254	939	4,521
Gain on deferred sale-leaseback	—	(27)	(314)
Loss on disposal of assets	—	—	228
Change in current assets and liabilities:
Accounts receivable	(1,800)	(6,565)	(32,261)
Subscriber equipment inventory	(1,353)	(342)	(1,451)
Other current assets	(325)	(8,194)	(9,114)
Accounts payable, accrued expenses and other liabilities	2,300	44,554	6,160
Operating advances due to/(from) Nextel WIP	3,398	(4,581)	3,283

Net cash used in operating activities	(14,791)	(66)	(116,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to officer	—	(2,200)	—
Capital expenditures	(104,334)	(121,345)	(264,513)
Proceeds from sale of assets	—	2,246	9,259
FCC licenses	—	(2,850)	(54,152)
Purchase of short-term investments	—	(239,456)	(195,338)

Net cash used in investing activities	(104,334)	(363,605)	(504,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	16	—	—
Equity contributions from Nextel WIP	119,125	—	—
Proceeds from sale of common stock	—	—	540,500
Proceeds from borrowings	—	731,376	400,000
Payment to redeem 14% senior discount notes	—	—	(191,233)
Exercise of warrants	—	—	4
Stock options exercised	—	—	142
Proceeds from stock issued for employee stock purchase plan	—	—	791
Restricted cash transfer	—	(175,000)	175,000
Proceeds from equity contributions	—	119,740	75,637
Return of capital to Nextel WIP	—	(130,900)	—
Equity costs	—	(2,638)	(31,223)
Debt issuance costs	—	(24,650)	(9,567)

Net cash provided by financing activities	119,141	517,928	960,051

NET INCREASE IN CASH AND CASH EQUIVALENTS	16	154,257	339,279
CASH AND CASH EQUIVALENTS, beginning of period	—	16	154,273

CASH AND CASH EQUIVALENTS, end of period	$16	$154,273	$493,552

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Contribution of FCC licenses from Nextel Communications, Inc.	$133,380	$8,884	$36,261

Accrued debt and equity issuance costs	$3,298	$—	$—

Equipment purchased from Motorola's equity contribution credit	$—	$22,010	$—

Capitalized interest on accretion of senior discount notes	$—	$9,612	$6,820

Accretion of redeemable preferred stock dividends	$—	$—	$5,667

CASH PAID FOR INTEREST, net of capitalized amount	$—	$17,302	$43,176

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998, 1999 and 2000

1. Formation, Capitalization and Basis of Presentation

  Formation

    Nextel Partners, Inc., which together with its subsidiaries is referred to as "Partners" or the "Company," was formed as a shell corporation on July 8, 1998, solely to facilitate the Capitalization Transactions discussed below. From July 8, 1998 to January 29, 1999, the activities of Partners were solely focused on this objective. These activities were funded by Nextel Communications, Inc. and its subsidiaries ("Nextel") through Nextel WIP Corp. ("Nextel WIP"), an indirect wholly owned subsidiary of Nextel, and Eagle River Investments LLC ("Eagle River") through intercompany advances amounting to $3.4 million at December 31, 1998, which were repaid by using proceeds from the Capitalization Transactions. The only common stock issuance of the Partners shell entity in 1998 consisted of issuance of restricted stock to key employees of the Partners shell entity as part of its compensation plan and to Eagle River.

    Prior to January 29, 1999, Nextel formed and began to operate the digital wireless communication service business in upstate New York and Hawaii described in Note 2, which is referred to as the Nextel Carve-Out. The unincorporated operations of the Nextel Carve-Out constitute the Company's business and were contributed to the Company in the Capitalization Transactions.

  Initial Capitalization Transactions

    On January 29, 1999, Nextel WIP contributed the Nextel Carve-Out to the Company in exchange for 13,110,000 shares of Series B preferred stock, 52,440,000 shares of Series C preferred stock, 13,110,000 shares of Series D preferred stock and cash of $130.9 million. Simultaneously, the Company sold equity securities in a private placement in the amount of $174.8 million and debt securities in the aggregate principal amount at maturity of $800 million. The equity securities sold consisted of 104,879,826 shares of Series A preferred stock (valued at $170.9 million) and warrants to purchase 2,434,260 shares of Class A common stock for an exercise price of $.00167 per share (valued at $3.8 million). The equity securities were sold in exchange for cash of $52.1 million, an irrevocable cash equity commitment of $104.3 million to be received over the subsequent two-year period and a vendor credit from Motorola, Inc. ("Motorola") of $18.4 million towards the purchase of infrastructure equipment.

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

  Expansion and Option Territory Capitalization Transaction

    On September 9, 1999, Nextel Partners Operating Corporation ("OPCO"), a wholly owned subsidiary of Nextel Partners, entered into an Expansion Territory Asset Transfer and Reimbursement Agreement with Nextel WIP to acquire certain assets, properties, rights and interests to be used in connection with the construction and operation of additional territories ("Expansion Territory") for $10.6 million. To accomplish the build-out and operation of the Expansion Territory, the Company issued 5,330,142 shares of Series C preferred stock to Nextel WIP having an aggregate implied value of

$8.9 million in exchange for the contribution of certain licenses and an extension of an operating agreement governing the build-out of the Network in the Expansion Territory. On March 20, 2000 the FCC granted approval to transfer ownership of the Expansion Territory licenses from Nextel WIP to the Company. Upon receipt of FCC approval, the Frequency Management Agreement expired. The Company also issued Series A and C preferred stock for equity contributions of $50 million. The issuance of Series A preferred stock consisted of 20,954,820 shares (valued at $37.2 million) and Series C preferred stock of 6,902,484 shares (valued at $12.8 million). The equity securities were issued in exchange for cash of $15.5 million, an irrevocable cash equity commitment of $31.0 million to be received over the subsequent two-year period, and a vendor credit from Motorola of $3.6 million towards the purchase of infrastructure equipment. As of December 31, 1999, the Company had used the credit from both the Initial and Expansion Territory Capitalization Transactions in its entirety.

    On September 27, 2000, OPCO entered into an expansion territory asset transfer and reimbursement agreement with Nextel WIP to acquire for approximately $3.4 million certain assets, properties, rights and interests to be used in connection with the construction and operation of additional territories (the "Option Territory"). As part of this expansion, the company issued to Nextel WIP 1,273,602 shares of Class B common stock having an aggregate value of $36.3 million in exchange for the contribution of certain licenses and an extension of an operating agreement governing the build-out of the Nextel Digital Mobile Network in the new expansion territory.

  Initial Public Offering Capitalization Transactions

    In January 1999, the Board of Directors of the Company authorized the filing of a registration statement with the Securities and Exchange Commission (the "SEC") that would permit the Company to sell shares of the Company's common stock in connection with a proposed initial public offering ("IPO"). On January 27, 2000 the Company filed a registration statement with the SEC to sell 27,025,000 shares of Class A common stock, which became effective February 22, 2000. With the consummation of the IPO on February 25, 2000, all the outstanding shares of the Company's Series A preferred stock automatically converted into 125,834,646 shares of Class A common stock and all the outstanding Company's Series C and D preferred stock automatically converted into 77,782,626 shares of Class B common stock. In addition, the Series B redeemable preferred stock held by Nextel WIP became subject to mandatory cash redemption 375 days after February 1, 2009. The Series B preferred stock, plus accrued dividends, was reclassified from stockholder's equity to the section of the balance sheet between liabilities and stockholder's equity. Simultaneously, an adjustment was made to the accumulated deficit representing the 12% dividend accrued from the time of issuance to the closing date of the IPO.

    The following summarizes the number of shares and dollar amount issued as part of the Initial, Expansion, IPO and Option Capitalization Transactions described above.

	Shares Issued	Equity Contributions
		(in thousands)
Common—Class A (Series A preferred stock converted)	125,834,646	$208,163
Common—Class A (IPO—public shareholders)	27,025,000	$540,500
Common—Class B (Series C preferred stock converted)	64,672,626	$110,742
Common—Class B (Series D preferred stock converted)	13,110,000	$22,266
Common—Class B (Option Territory—September 27, 2000)	1,273,602	$36,261
Subscriptions Receivable (Initial Transaction)	—	$(157,203)
Warrants to purchase Class A common shares issued for a purchase price of $.00167 per share	2,434,260	$3,847

    Approximately $34 million of issuance costs were charged to equity as part of the Capitalization Transactions.

  Warrants Exercised

    On May 2 and June 5, 2000, two of the Company's stockholders exercised their warrants that totaled 1,245,822 and 1,188,438 shares, respectively, to purchase the same number of Class A common shares for a purchase price of $.00167 per share. As of June 30, 2000 all outstanding warrants had been exercised.

  Subscriptions Receivable

    During 1999 and 2000 stockholders contributed $74.2 million and $75.6 million, respectively, related to commitments and pre-funding of commitments. The remaining $7.4 million is due September 2001.

    The following chart reflects ownership by major shareholders as of December 31, 2000 after the IPO and Expansion and Option Territory Capitalization Transactions.

Major Shareholder	Class of Stock	Voting %	Equity %
Nextel WIP	Common—Class B	32.39%	31.30%
Public Stockholders	Common—Class A	15.47%	14.95%
DLJ Merchant Banking Partners II, LP and affiliates ("DLJ Merchant Banking")	Common—Class A	11.69%	11.30%
Madison Dearborn Capital Partners II, LP	Common—Class A	11.15%	10.78%
Eagle River Investments, LLC	Common—Class A	7.99%	7.72%
Motorola, Inc.	Common—Class A	5.36%	5.18%
Management Stockholders	Common—Class A	4.07%	3.93%

  Basis of Presentation

    In substance, the Capitalization Transactions on January 29, 1999 constituted (1) the incorporation of the Nextel Carve-Out, (2) the formal assumption by the Nextel Carve-Out of Partners' liabilities, (3) a $130.9 million distribution to Nextel WIP, and (4) sales of Nextel Carve-Out securities to outsiders in exchange for cash and irrevocable commitments. Accordingly, the accompanying financial statements reflect the accounts of the Nextel Carve-Out at Nextel WIP's historical cost basis for all periods presented. These accounts include Nextel WIP's cost basis in the FCC licenses discussed above, as all of the rights to the use of and the benefits of ownership of the FCC licenses were held by the Nextel Carve-Out prior to the Capitalization Transactions. In the Capitalization Transactions, the rights to the use of and the benefits of the FCC licenses were transferred to the Company through the Frequency Management Agreement in exchange for the issuance of preferred stock to Nextel WIP for $133.2 million. Since the Frequency Management Agreement is analogous to a capital lease, the cost basis of the FCC licenses continue to be reflected in the Company's accounts in a manner similar to the accounting for a capital lease under Statement of Financial Accounting Standards ("SFAS") No. 13 "Accounting for Leases." The accompanying financial statements also include the accounts of Partners prior to the Capitalization Transactions, as Nextel WIP funded the operations of Partners and they were incurred for the benefit of the Nextel Carve-Out, and Partners had no substance apart from the Nextel Carve-Out.

    The accompanying financial statements also reflect the acquisition of the Expansion Territory for $10.6 million from Nextel WIP and related Capitalization Transactions on September 9, 1999, the Initial Public Offering Capital Transactions consummated on February 25, 2000, and the acquisition of the Option Territory for $3.4 million from Nextel WIP and related Capitalization Transactions on September 27, 2000.

2. Operations and Significant Accounting Policies

  Description of Business

    The Company provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. The Company's operations are primarily conducted by OPCO, a wholly owned subsidiary of the Company. Substantially all of the assets, liabilities, operating losses and cash flows of the Company are within OPCO and its wholly owned subsidiaries.

    The Company's digital network ("Nextel digital mobile network") has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN"). The Company's principal business objective is to offer high-capacity, high-quality, advanced communication services in its territories throughout the United States targeted towards mid-sized and smaller markets. Various operating agreements entered into by subsidiaries of the Company and Nextel WIP (see Note 11) provide for support services to be provided by Nextel WIP, as required.

  Concentration of Risk

    The Company believes that the geographic and industry diversity of its customer base minimizes the risk of incurring material losses due to concentration of credit risk.

    The Company is a party to certain equipment purchase agreements with Motorola (see Note 11). For the foreseeable future the Company expects that it will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to construct and make operational its digital mobile network as well as for the provision of digital mobile telephone handsets and accessories.

    As previously discussed, the Company is reliant on Nextel WIP for the provision of certain services. For the foreseeable future, the Company will need to rely on Nextel WIP for the provision of these services, as the Company will not have the infrastructure to support those services.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

    The consolidated financial statements include the accounts of Partners and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Net Loss per Share

    In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. The Company has not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. For the year ended December 31, 2000, approximately 8.5 million stock options were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

    The basic and diluted net loss per share for the year ended December 31, 2000 is computed based on the weighted average number of shares. The weighted average number of shares for the year ended

December 31, 2000 does not represent a complete reporting period since the IPO was consummated on February 25, 2000. In addition, net loss attributable to common stockholders increased by the amount of the accrued dividend on the Series B redeemable preferred stock. Per share information is not included for periods prior to 1999 because the capitalization transactions that occurred on January 29, 1999 substantially altered the capital structure.

  Cash and Cash Equivalents

    Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

  Short-term Investments

    Marketable debt securities and certificates of deposit with original purchase maturities greater than three months are classified as short-term investments. Marketable debt securities include corporate commercial paper, which the Company holds to maturity. These securities have been designated by the Company as held-to-maturity securities and are valued on the Company's balance sheet at amortized cost. Short-term investments consist of the following:

	December 31,
	1999	2000
	(in thousands)
Commercial Paper	$224,062	$356,342
U.S. Treasuries	15,394	78,452

Total Short-Term Investments	$239,456	$434,794

    The contractual maturities for the commercial paper were an average of approximately six months during 1999 and 2000. For the U.S. Treasuries, contractual maturities were an average of eleven and six months during 1999 and 2000, respectively.

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

  Supplemental Cash Flow Information

    The following table presents capital expenditures including the amounts that were accrued or financed (see Note 1—Motorola credit) and adjustments for non-cash capitalized interest:

	For the Year Ended December 31,
	1998	1999	2000
	(in millions)
Capital expenditures	$98.0	$153.9	$312.8
Capitalized interest	6.3	4.2	9.8
Less: Non-cash capitalized interest	—	(2.9)	(4.3)
Less: Accrued or financed capital expenditures	—	(33.9)	(53.8)

Capital expenditures (reported)	$104.3	$121.3	$264.5

    The following table presents acquisition of FCC licenses including the amounts that were accrued and adjustments for non-cash capitalized interest:

	For the Year Ended December 31,
	1998	1999	2000
	(in millions)
FCC licenses acquired	$133.4	$8.9	$91.2
Capitalized interest	—	9.5	5.9
Less: FCC licenses contributed from Nextel WIP	(133.4)	(8.9)	(36.3)
Less: Non-cash capitalized interest	—	(6.7)	(2.5)
Less: Accrued FCC licenses	—	—	(4.1)

FCC licenses (reported)	$—	$2.8	$54.2

  Subscriber Equipment Inventory

    Subscriber equipment is valued at the lower of cost or market. Cost for the phone equipment is determined by the first-in, first-out method. Cost for related accessories is determined by the weighted average method.

  Property, Plant and Equipment

    Property, plant and equipment, including improvements that extend useful lives, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on estimated useful lives of three to ten years for equipment and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

    Construction in progress includes labor, material, transmission and related equipment, engineering, site design, interest and other costs relating to the construction of the Nextel digital mobile network.

    The Company periodically reviews the carrying value of its long-lived assets (including property, plant and equipment and operating licenses) whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the estimated future cash inflows attributable to the asset, less estimated future cash outflows is less than the carrying amount, an impairment loss will be recognized.

  Sale-Leaseback Transactions

    On October 13, 1999, the Company signed a Letter of Agreement by and among Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash. Subsequently, the Company leased space on the telecommunication towers from Spectrasite pursuant to a master lease agreement. During 1999 and 2000 the Company received cash proceeds of approximately $2.2 million and $9.3 million, respectively, for the assets sold to Spectrasite Holdings, Inc. These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks. Any gain recognized on the sale of assets is deferred and amortized over the life of the lease.

  Capitalized Interest

    The Company's wireless communications systems and FCC operating licenses represent qualifying assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." The Company capitalized interest of approximately $6.3 million during 1998, $13.7 million during 1999 and $15.7 million during 2000.

  FCC Licenses

    FCC operating licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 40 years. The Company's FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services ("PCS") and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. Amortization begins with the commencement of service to customers in a particular market. Amortization expense of approximately $200,000, $518,000 and $2.9 million was recorded for the years ended December 31, 1998, 1999 and 2000, respectively.

    During 1998, 1999 and 2000, the Company acquired approximately $133.4 million, $8.9 million and $91.2 million of FCC licenses, respectively, excluding capitalized interest. Of the total amount acquired during these years, Nextel WIP contributed FCC licenses of $133.4 million in 1998 as part of the Initial Capitalization transaction, $8.9 million in 1999 as part of the Expansion Territory transaction and $36.3 million in 2000 as part of the Option Territory transaction in exchange for Class B common stock. The remaining $50.8 million during 2000 were payments made to acquire FCC licenses through separate cash deals or auctions. For additional information regarding FCC licenses acquired and adjustments for non-cash capitalized interest, refer to the Supplemental Cash Flow Information in Note 2.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998, 1999 and 2000

2. Operations and Significant Accounting Policies (Continued)

  Interest Rate Risk Management

    The Company uses derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of its interest rate exposures. In April 1999 and 2000, the Company entered into an interest rate swap agreement for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to its $325 million term loans. This interest rate swap agreement has the effect of converting certain of the Company's variable rate obligations to fixed or other variable rate obligations. Amounts paid or received under the interest rate swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the consolidated financial statements, since the swap agreement meets the criteria for hedge accounting prior to adoption of SFAS 133.

    The Company will not use financial instruments for trading or other speculative purposes, nor will it be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. The Company will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which the Company has other financial relationships. The Company does not anticipate nonperformance by these counterparties.

  Revenue Recognition

    Revenue net of customer discounts and rebates is recognized for airtime and other services over the period earned. Certain of the Company's digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. Through 1999, the Company defers recognition of such sales until the distributors sell the merchandise.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," effective January 1, 2000, which gives guidance on the conditions that must be met before revenue is recognized. During December 2000 the Company changed its revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with SAB 101. Under this new policy, the Company's activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that the service contract and the phone revenue are multiple element arrangements or earnings processes that should not be separated. In other words, the service contract is essential to the functionality of the phone. Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

    The following table shows the results reported for 2000 and the impact of SAB 101 if the accounting policy had not been implemented along with reported results for 1999 and the pro forma if SAB 101 had been in effect for 1999.

	For the Year Ended December 31, 2000
			For the Year Ended December 31, 1999
		Pre-SAB 101
	Reported		Reported	Pro Forma
Revenues:
Service revenues	$130,125	$131,480	$28,136	$28,066
Equipment revenues	5,745	20,329	4,584	1,676

Total revenues	$135,870	$151,809	$32,720	$29,742

Operating expenses:
Cost of equipment revenues	$26,685	$42,624	$10,742	$7,764

EBITDA	$(93,752)	$(93,752)	$(31,691)	$(31,691)

    The following table shows previously reported and restated quarterly results for 2000 for the impact of SAB 101 and the change in accounting principle to defer recognition of revenue and related expenses for activation fees and phone revenues. In addition, Note 12, Quarterly Financial Data, shows a reconciliation of reported results to restated and pro forma results for 1999 and 2000 for SAB 101.

	1st Quarter 2000 (in thousands)		2nd Quarter 2000 (in thousands)		3rd Quarter 2000 (in thousands)
	Reported	Restated	Reported	Restated	Reported	Restated
Revenues:
Service revenues	$14,983	$14,795	$25,716	$25,321	$39,081	$38,698
Equipment revenues	3,526	706	5,997	1,191	6,036	1,806

Total revenues	$18,509	$15,501	$31,713	$26,512	$45,117	$40,504

Operating expenses
Cost of equipment revenues	$6,458	$3,450	$11,360	$6,159	$12,999	$8,386

Loss attributable to common stockholders	$(55,156)	$(55,156)	$(80,062)	$(80,062)	$(59,503)	$(59,503)

    Since the net loss impact of this change in accounting principle was $0, there is no cumulative effect recorded.

  Advertising Costs

    Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $1.5 million, $3.0 million and $15.2 million for the years ended December 31, 1998, 1999 and 2000, respectively.

  Debt Issuance Costs

    In relation to the issuance of long-term debt discussed in Note 5, the Company has incurred a total of $1.3 million, $24.6 million and $34.2 million in deferred financing costs as of December 31, 1998, 1999 and 2000, respectively. In connection with the issuance of the 11% senior notes issued on March 10, 2000 and July 27, 2000, discussed in Note 5, the Company incurred a total of $9.5 million in deferred financing costs of which $400,000 relates to amending the Amended and Restated Credit Agreement for the Term B and C loans in order to issue these senior notes. These debt issuance costs will be amortized over the terms of the underlying obligation using the effective interest rate method. For the years ended December 31, 1999 and 2000, $2.1 million and $3.3 million of debt issuance costs, respectively, were amortized and included in interest expense. For 1998, no debt issuance costs were amortized.

  Stock Based Compensation

    As allowed by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has chosen to account for compensation cost associated with its stock compensation plans in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and comply with the disclosure provisions of SFAS 123. For the years ended December 31, 1998 and 1999, compensation expense under SFAS 123 and APB Opinion No. 25 were substantially identical.

  Income Taxes

    Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is considered to be more likely than not.

  Segment Reporting

    The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") during 1998. SFAS 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS 131, the Company has determined that it has one reportable segment, wireless services.

  Reclassifications

    Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

  Recently Issued Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which, as amended by FASB No. 138, establishes accounting and reporting standards for derivative instruments. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met the changes in a derivatives fair value (for a cash flow hedge) are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized in earnings. At December 31, 2000, the Company's interest rate swap agreements had an estimated fair value of $1.8 million.

    SFAS 137 issued August 1999 postponed for one year the mandatory effective date for SFAS 133 to January 1, 2001.

3. Property and Equipment

	December 31,
	1999	2000
	(in thousands)
Building and improvements	$1,082	$2,774
Equipment	171,567	443,043
Furniture and fixtures	5,128	21,641
Less — accumulated depreciation and amortization	(16,543)	(51,254)

Subtotal	161,234	416,204
Construction in progress	90,989	116,498

Total property and equipment	$252,223	$532,702

4. Accrued Liabilities:

	December 31,
	1999	2000
	(in thousands)
Accrued interest	$1,441	$14,498
Accrued payroll and related	3,106	9,843
Accrued network and interconnect	1,742	6,450
Other accrued expenses	6,381	8,727

Total accrued liabilities	$12,670	$39,518

5. Long-Term Debt

	December 31,
	1999	2000
	(in thousands)
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $339.5 million at December 31, 1999 and $177.3 million at December 31, 2000	$460,484	$342,684
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	—	400,000
Bank Credit Facility — Term B Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted London Interbank Offered Rate ("LIBOR")	175,000	175,000
Bank Credit Facility — Term C Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	150,000	150,000

Total long-term debt	$785,484	$1,067,684

  Senior Redeemable Discount Notes

    On January 29, 1999, the Company completed the issuance of Senior Redeemable Discount Notes due 2009 (the "1999 Notes"). The aggregate accreted value of the 1999 Notes was to increase from $406.4 million at issuance at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $800 million. On April 18, 2000 the Company redeemed 35% of the 1999 Notes for approximately $191.2 million, net of an extraordinary loss of approximately $23.5 million for early retirement of debt. The redemption was made with some of the proceeds received by the Company from its initial public offering of Class A common stock. The remaining aggregate accreted value of the 1999 Notes will increase at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $520 million. Thereafter, the 1999 Notes bear interest at a rate of 14% per annum payable semi-annually in arrears.

    The 1999 Notes represent senior unsecured obligations of the Company, and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The 1999 Notes are effectively subordinated to (i) all secured obligations of the Company, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

    The 1999 Notes contain certain covenants that limit, among other things, the ability of the Company to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of its assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2000, the Company was in compliance with applicable covenants.

    The 1999 Notes are redeemable at the option of the Company, in whole or in part, any time on or after February 1, 2004 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of liquidation.

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

    On September 9, 1999, the Company, through OPCO, entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with a syndicate of banks and other financial institutions with DLJ Capital Funding, Inc., as syndication agent. The parties agreed to amend and restate in its entirety the credit agreement to, among other things, obtain from certain of the Lenders an additional term loan commitment ("Term C Loan") in the maximum aggregate principal amount of $150.0 million. The Term C Loan facility has a maturity of nine years.

    The Term B and Term C Loans bear interest, at the option of the Company, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The applicable margin for the Term B Loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. For the revolving credit facility, which is part of Term B Loan, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA as adjusted is positive at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA as adjusted and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. The applicable margin for the Term C Loan is 4.25% over LIBOR and 3.25% over the base rate.

    The Company pays a commitment fee calculated at a rate equal to 2.00% per annum, calculated on the daily average unused commitment under the revolving credit facility (whether or not then available). Such fee is payable quarterly in arrears. The commitment fee is subject to reduction based on utilization of the revolving credit facility. Prior to the date on which the Company's portion of the Nextel digital mobile network is substantially complete and operations and services are offered to customers over a minimum coverage area, loans under the revolving credit facility will be made subject to satisfaction of certain financial covenants and certain build-out covenants.

    The Term B and C Loans are subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions, (ii) with 100% of net cash proceeds of asset sales, subject to certain exceptions, (iii) with 50% of the Company's excess cash flow (as defined), (iv) with 50% of the net cash proceeds from the issuance of equity at any time after the fifth anniversary of the credit facility, and (v) with 100% of net casualty proceeds, subject to certain exceptions.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1998, 1999 and 2000

5. Long-Term Debt (Continued)

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

    The Term B and C Loans contain covenants and restrictions on the ability of the Company to engage in certain activities, including but not limited to: (i) limitations on the incidence of liens and indebtedness, (ii) restrictions on sale lease-back transactions, consolidations, mergers, sale of assets, capital expenditures, transactions with affiliates and investments and (iii) severe restrictions on dividends, and other similar distributions.

    Additionally, the Term B and C Loans contain financial covenants requiring the Company to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of December 31, 2000, the Company was in compliance with all of its required covenants.

  11% Senior Notes

    On March 10, 2000 the Company issued $200 million in aggregate principal amount 11% Senior Notes due 2010, and on July 27, 2000 issued an additional $200 million of 11% Senior Notes, each in a private placement (the "2000 Notes"). The Company exchanged the 2000 Notes issued in March and July for registered notes having the same financial terms and covenants. Interest will accrue for the 2000 Notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, and commenced on September 15, 2000.

    The 2000 Notes represent senior unsecured obligations of the Company, and rank equally in right of payment to all existing and future senior unsecured indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company. The 2000 Notes are effectively subordinated to (i) all secured obligations of the Company, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

    The 2000 Notes contain certain covenants that limit, among other things, the ability of the Company to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of its assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2000, the Company was in compliance with all of its required covenants.

    The 2000 Notes are redeemable at the option of the Company, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of liquidation. In addition, prior to March 15, 2003, the

Company may on one or more occasions redeem up to 35% of the aggregate principal amount at maturity of the 2000 Notes originally issued at a redemption price equal to 111% of the principal amount of the notes redeemed, plus accrued and unpaid interest and liquidated damages if any, with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the 2000 Notes originally issued remains outstanding immediately after the occurrence of such redemption.

  Future Maturities of Long-Term Debt

    Based on the debt issued on January 29, 1999, September 9, 1999, March 10, 2000 and July 27, 2000, as discussed above, the scheduled annual maturities of long-term debt outstanding as of December 31, 2000, under existing long-term debt agreements are as follows (in thousands):

2001	$—
2002	—
2003	1,688
2004	3,250
2005	3,250
Thereafter	1,236,812

1,245,000
Less—unamortized discount	(177,316)

$1,067,684

6. Fair Value of Financial Instruments

    Fair value estimates, assumptions, and methods used to estimate the fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company used quoted market prices to derive its estimates for the 1999 Notes and the 2000 Notes. For the redeemable preferred stock fair values were estimated using a discounted cash flow analysis.

	For the Year Ending December 31,
	1999		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Long-term Debt:
14% Senior Notes	$460.5	$536.0	$342.7	$374.4
11% Notes	—	—	$400.0	$400.0
Bank term B loan	$175.0	$175.0	$175.0	$175.0
Bank term C loan	$150.0	$150.0	$150.0	$150.0
Redeemable Preferred Stock	—	—	$27.5	$32.5

7. Income Taxes

    Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	1999	2000
Deferred tax assets:
Operating loss carryforwards	$39,138	$145,233
Intangibles	6,781	2,705
Deferred compensation	—	8,323
Other	441	3,070
Valuation allowance	(37,664)	(120,704)

	8,696	38,627
Deferred tax liabilities:
Property, plant and equipment	(8,696)	(38,627)
Other	—	—

Net deferred tax liability	$—	$—

    At December 31, 1999, the Company had approximately $111.6 million of consolidated net operating loss ("NOL") carryforwards for federal income tax purposes expiring through 2019. At December 31, 2000, the Company had approximately $392.5 million of consolidated NOL carryforwards for federal income tax purposes through 2020, based on actual tax returns filed through 1999 and actual estimates prepared for December 31, 2000. At December 31, 1999 and 2000, the Company recorded a valuation allowance of approximately $37.7 million and $120.7 million, respectively. The increase of approximately $83.0 million in the valuation allowance between years is due to available objective evidence would have created sufficient uncertainty regarding the realization of the net deferred tax assets. Such factors primarily would have included anticipated recurring operating losses resulting from the development of the Company's business.

    The difference between the statutory tax rate of approximately 37% (35% federal and 2% state, net of federal benefits) and the tax benefit of zero disclosed above by the Company is primarily due to the Company's full valuation allowance against the net deferred tax assets. The Company's ability to utilize the NOL in any given year may be limited by certain events, including a significant change in ownership interest.

8. Commitments and Contingencies

  Operating Lease Commitments

    The Company leases various cell sites, equipment and office facilities under operating leases. Leases for cell sites are typically five years with renewal options. Office facilities and equipment are leased under agreements with terms ranging from one month to 20 years. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years.

    For years subsequent to December 31, 2000, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year are as follows (in thousands):

2001	$24,343
2002	25,307
2003	22,447
2004	17,796
2005	6,978
Thereafter	34,571

$131,442

    Total rental expense for the years ended December 31, 1998, 1999 and 2000 was approximately $3 million, $9.7 million and $25.7 million, respectively.

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

    On March 20, 2000, the FCC granted approval of the transfer from Nextel WIP to the Company of ownership of the Expansion Territory licenses acquired from Nextel WIP by the Company on September 9, 1999.

    In November 2000 the application to transfer ownership of the Option Territory licenses acquired on September 27, 2000 from Nextel WIP to the Company was completed and is pending approval by the FCC. In the interim, the Company will use the licenses pursuant to a Management Agreement with Nextel WIP.

    The FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. The Company believes that it has met and will continue to meet all requirements necessary to secure the retention and renewal of its SMR licenses subsequent to the FCC approved transfer of the licenses from Nextel WIP.

9. Capital Stock and Stock Rights

    Prior to the Company's initial public offering, pursuant to the Restated Certificate of Incorporation, the Company had the authority to issue 1,020 million shares of capital stock, divided into five classes as follows: (i) 600 million shares of common stock, par value, $.001 per share; (ii) 150 million shares of Series A convertible preferred stock, par value $.001 per share; (iii) 150 million shares of Series B redeemable or convertible preferred stock, par value $.001 per share; (iv) 90 million shares of Series C convertible preferred stock, stated value $.001 per share; and (v) 30 million shares of Series D convertible preferred stock, par value, $.001 per share. The number of authorized shares described above changed upon the filing of a Restated Certificate of Incorporation immediately prior to consummation of the initial public offering on February 25, 2000. Upon this filing the Company has the authority to issue 713,110,000 shares of capital stock, divided into four classes as follows: (i) 500 million shares of Class A common stock, par value $.001 per share; (ii) 100 million shares of Class B convertible common stock, par value $.001 per share; (iii) 13,110,000 shares of Series B preferred stock, par value $.001 per share; and (iv) 100 million shares of other preferred stock.

    The following is a summary description of the Company's capital stock.

  Common Stock

    The holders of common stock are entitled to one vote per share on all matters submitted for action by the shareholders. There is no provision for cumulative voting with respect to the election of directors. Holders of common stock are entitled to share equally, share for share, if dividends are declared on common stock, whether payable in cash, property or securities.

    Class A Common Stock—Under certain circumstances, shares of Class A common stock and securities convertible into Class A common stock (other than Class B common stock) are callable at the option of Nextel WIP or may be put to Nextel WIP at the option of the holders.

    Class B Common Stock—Shares of Class B common stock are convertible at any time at the option of the holder into an equal number of shares of Class A common stock upon a transfer by Nextel or Nextel WIP to a third party who is not a holder of Class B common stock.

    Ranking—With respect to rights on liquidation, dissolution or winding up the order of preference is as follows:

    1. the Series B preferred stock;

    2. the Class A and Class B common stock.

    The holders of Series B preferred stock do not have any voting rights other than to approve mergers or consolidations adverse to the rights of holders of such securities.

    Series A Preferred Stock—Each share of Series A Preferred Stock was convertible into one share of Class A common stock at any time. Each share of Series A preferred stock was converted into one share of Class A common stock upon consummation of the IPO on February 25, 2000.

    Series B Preferred Stock—The Series B preferred stock is subject to mandatory redemption by the Company 375 days after February 1, 2009. The price for redemption will be the liquidation value, which accretes at an annual rate of 12% from the date of issuance. The Series B preferred stock is subject to voluntary redemption for cash at the Company's option at any time at its then current liquidation value.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1998, 1999 and 2000

9. Capital Stock and Stock Rights (Continued)

  Preferred Stock

    Series C Preferred Stock and Series D Preferred Stock—Each share of Series C and Series D preferred stock was converted into one share of Class B common stock upon the consummation of the IPO on February 25, 2000.

  Common Stock Reserved for Issuance

    As of the closing of the Capitalization Transactions and as of December 31, 2000, the Company had reserved common stock for future issuance as detailed below:

	As of January 29, 1999	As of December 31, 1999	As of December 31, 2000
Preferred Stock conversion rights	183,539,826	216,727,272	—
Warrants outstanding	2,434,260	2,434,260	—
Employee options outstanding	1,572,000	5,049,600	8,485,102
Employee options available for grant	10,771,332	8,495,754	7,975,252
Employee stock purchase plan available	—	—	2,957,232
Employee stock purchase plan outstanding	—	—	42,768

Total	198,317,418	232,706,886	19,460,354

10. Stock and Employee Benefit Plans

  Restricted Stock Purchase Plan

    Pursuant to the Company's Restricted Stock Purchase Plan (the "Plan"), in 1998, the Company issued 8,774,994 shares of Class A common stock to senior managers of the Company and 758,334 shares of Class A common stock to Eagle River at $.00167 per share. During 1999 an additional 60,000 shares were issued to senior management of the Company at $.00167 per share. Pursuant to the original Plan, the shares issued to senior managers vested over a four-year period based on the passing of time and based on certain Company performance goals related to revenue, EBITDA as adjusted and the successful build-out of the Company's network. At the time of the initial public offering (February 25, 2000), all vesting provisions related to performance goals were removed and these shares now vest solely based on the passage of time. Accordingly, compensation expense for 2000 and thereafter is fixed and recognized over the remaining vesting period of these restricted shares. As of December 31, 1998, 1999 and 2000, 2,679,282 shares, 4,689,906 shares and 6,412,728 shares, respectively, were considered fully vested, including the 758,334 shares issued to Eagle River which vested immediately upon issuance. Compensation expense recognized by the Company, which accounted for the Plan using variable accounting prior to the initial public offering, for the years ended December 31, 1998 and 1999 was approximately $0.5 million and $26.6 million, respectively. Compensation expense for 2000 accounted for as being fixed was approximately $45.8 million.

  Stock Option Grant

    On January 29, 1999, pursuant to an employment agreement entered into by the Company and an officer of the Company, the Company issued 210,000 options for the Company's unrestricted Class A common stock with an exercise price of $1.67 per share which was more than the estimated fair value at that time ($1.25 per share). These options vested immediately. The agreement provides that the Company will be required to purchase the unexercised options on the fourth anniversary for an aggregate purchase price of $500,000 if directed to do so by the officer. Beginning with the period after January 29, 1999, the date of issuance of these shares, the Company recognizes compensation expense on a straight-line basis over the four year life of the put contract (up to a maximum of $500,000) adjusted for actual exercises, if any, by the executive.

  Nonqualified Stock Option Plan

    In January 1999, the Company adopted the Nonqualified Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors may grant nonqualified stock options to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and vest over 3 years with 1/3 vesting at the end of each year. No more than 30% of the number of authorized options will be granted in any year and no options under this plan may be granted after January 1, 2003. Prior to the initial public offering, grants under this plan were considered compensatory and were accounted for on a basis similar to stock appreciation rights. At the initial public offering (February 25, 2000), the intrinsic value of the outstanding options was recorded and is being amortized over the remaining vesting periods. Compensation expense recognized by the Company for the years ended December 31, 1999 and 2000 was approximately $700,000 and $24.3 million, respectively.

    Subsequent to the initial public offering, there have been no stock option grants in which the exercise price of the options has been less than the fair market value at the time of the grants.

    The following table summarizes all stock options granted, exercised and canceled by the Company including options issued outside of the nonqualified stock option plan.

	Number of Options Outstanding	Option Price Range	Weighted Average Exercise Price
Outstanding December 31, 1998	—	—	—
Granted	5,066,400	$1.67 — $ 1.85	$1.78
Exercised	—	—	—
Canceled	(16,800)	$1.67	$1.67

Outstanding December 31, 1999	5,049,600	$1.67 — $ 1.85	$1.78
Granted	3,974,402	$14.13 — $29.06	$17.02
Exercised	(85,000)	$1.67	$1.67
Canceled	(453,900)	$1.67 — $14.13	$1.84

Outstanding December 31, 2000	8,485,102	$1.67 — $29.06	$8.85

Exercisable, December 31, 2000	1,657,867	$1.67 — $ 1.85	$1.78

    The following table is a summary of the stock options outstanding at December 31, 2000

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.67 — $ 1.85	4,553,602	8.7 years	$1.79	1,657,867	$1.78
$14.13 — $16.81	3,718,500	10.0 years	$16.80	—	—
$17.19 — $19.25	120,250	9.5 years	$18.37	—	—
$20.87 — $23.88	64,750	9.8 years	$22.53	—	—
$28.50 — $29.06	28,000	9.6 years	$28.76	—	—

	8,485,102	9.3 years	$8.85	1,657,867	$1.78

    For the years ended December 31, 1998 and 1999, compensation expense under SFAS 123 and APB Opinion No. 25 were substantially identical. At December 31, 2000, the Company has accounted for its stock compensation plans following the guidelines of ABP Opinion No. 25 and related interpretations. Had compensation cost been determined based upon the fair value of the awards granted in 2000 consistent with the method defined in SFAS 123, the Company's net loss and basic loss per share would have increased to the pro forma amounts indicated below:

For the Year Ended December 31, 2000
Net loss
As reported	$(265,140)

Pro forma	$(269,880)

Basic and diluted loss per share
As reported	$(1.33)

Pro forma	$(1.35)

Weighted average fair value of options granted	$13.14

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

2000
Expected stock price volatility	100.3%—124.9%
Risk-free interest rate	4.57% — 6.66%
Expected life in years	5 years
Expect dividend yield	0.00%

    The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

  Employee Stock Purchase Plan

    The Employee Stock Purchase Plan (the "ESPP) was made effective in April, 2000 which provided for the issuance of up to 3 million shares of Class A common stock to employees participating in the plan. Eligible employees may subscribe to purchase shares of Class A common stock through payroll deductions of up to 10% eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code.) During 2000, employees purchased 42,768 shares of Class A Common Stock for an aggregate value of approximately $791,000.

  Employee Benefit Plan

    The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. The Company provides a matching contribution of $0.50 for every $1.00 contributed by the employee up to 2% of each employee's salary. Such contributions were approximately $50,000, $175,000 and $404,000 for the years ended December 31, 1998, 1999 and 2000, respectively. During the same years, the Company had no other pension or post employment benefit plans.

  Officer Note Receivable

    On January 29, 1999, the Company advanced $2.2 million to an officer of the Company. The note does not bear interest and is collateralized by proceeds of the loan and the restricted stock of the officer and is due on January 29, 2003. The advance was made to the same officer to whom the stock option grant discussed in the paragraph entitled "Stock Option Grant" was made. The advance was a separate arrangement not related to the stock option grant discussed above.

11. Related Party Transactions

    Prior to January 29, 1999, Nextel WIP and Eagle River funded the operations of the Company and accordingly all transactions were considered to be related party transactions. The Company made a return of capital payment to Nextel WIP of $130.9 million representing the reimbursement of net operating expenses of $15.1 million and capital expenditures of $115.8 million incurred by the Nextel Carve-Out operations prior to January 29, 1999. In order to fund the operations of the Company prior to the Capitalization Transactions, Nextel WIP and Eagle River advanced the Company $3.4 million (as of December 31, 1998) to cover its costs during the period. These advances did not bear interest and were repaid in majority on January 29, 1999.

  Motorola Purchase Agreements

    Pursuant to the equipment purchase agreements between Partners and Motorola, and prior to the Capitalization Transactions, pursuant to purchase agreements between Nextel WIP and Motorola, Motorola provided the iDEN infrastructure and subscriber handset equipment to Partners throughout its markets (such equipment purchase agreements, are referred to herein as the "Equipment Purchase Agreements"). The Company expects to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct its portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern Partners' rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

    For the years ended December 31, 1998, 1999 and 2000, the Company purchased approximately $47.5 million, $40.7 million, $154.7 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

  The Joint Venture Agreements

    The Company, OPCO and Nextel WIP entered into a joint venture agreement (the "Joint Venture Agreement") dated January 29, 1999. The Joint Venture Agreement defined the relationships, rights and obligations between the parties and is discussed throughout Part I, Item 1, "Business," of this 10-K Annual Report. The Roaming Agreement provides that each party pays the others monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider's territory. For the years ended December 31, 1999 and 2000 the Company earned approximately $8.5 million and $24.7 million, respectively, from Nextel customers roaming on the Company's system and is included in service revenues.

    During 1999 and 2000, recorded as part of cost of service revenues, the Company paid Nextel WIP $4.9 million and $20.5 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs.

    Under the Transition Services Agreement, certain accounting, payroll, customer care, purchasing, human resources and billing functions are made available to OPCO. During 1999 and 2000, the Company was charged approximately $2.7 million and $2.3 million, respectively, for these services. During 2000 the transition services still required were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. Nextel WIP also provided the Company access to certain back office and information systems platforms on an ongoing basis. The Company pays to Nextel a fee, based on Nextel's cost, for these services. For the year ended December 31, 1999 and 2000 the Company was charged approximately $455,000 and $1.1 million, respectively. Both the transition and back office information services are included in selling, general and administrative expenses.

    Under the Initial, Expansion and Option territory capitalization transactions, Nextel has transferred SMR licenses to Nextel WIP License Corp., Nextel WIP Expansion Corp. and Nextel WIP Expansion Two Corp. (All Delaware corporations and wholly owned subsidiaries of Nextel WIP). Nextel WIP has transferred the stock of Nextel WIP License Corp. and Nextel WIP Expansion Corp to the Company and upon approval of the FCC will transfer the stock of Nextel WIP Expansion Two Corp. At December 31, 2000, approximately $4.1 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 1998, 1999 and 2000

11. Related Party Transactions (Continued)

  DLJ Merchant Banking Relationship

    Donaldson, Lukfin & Jenrette Securities Corporation served as an initial purchaser of the Company's senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as the Company's financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under the Company's credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, own a significant amount of the Company's equity through their affiliate, Credit Suisse, and are represented on the Company's Board of Directors. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of the Company's Class A Common Stock, and the Company may from time to time enter into other investment banking relationships with it or one of its affiliates. The aggregate amount of all fees paid to the Credit Suisse and the DLJ Entities in connection with the capitalization transactions in 1999 and 2000 was approximately $27.5 million.

12. Quarterly Financial Data (Unaudited)

    Selected quarterly consolidated financial information for the years ended December 31, 1999 and 2000 is as follows including restated and pro forma results for SAB 101 (dollar in thousands, except per share amounts):

1999 as reported	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$4,304	$6,830	$9,460	$12,126

Operating expenses	$13,211	$17,657	$20,674	$52,814

Loss attributable to common stockholders	$(17,423)	$(19,459)	$(22,221)	$(53,310)

Basic and diluted loss per share	$(6.06)	$(6.56)	$(7.49)	$(17.97)

1999 pro forma with SAB 101 in effect	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues (as reported)	$4,304	$6,830	$9,460	$12,126
Activation fees and equipment revenues deferred	(567)	(756)	(788)	(1,389)
Activation fees and equipment revenues recognized	40	87	154	241

Total revenues (pro forma)	$3,777	$6,161	$8,826	$10,978

Operating expenses (as reported)	$13,211	$17,657	$20,674	$52,814
Cost of equipment revenues deferred	(567)	(756)	(788)	(1,389)
Cost of equipment revenues recognized	40	87	154	241

Operating expenses (pro forma)	$12,684	$16,988	$20,040	$51,666

Loss attributable to common stockholders	$(17,423)	$(19,459)	$(22,221)	$(53,310)

2000 as reported	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$18,509	$31,713	$45,117	$53,353

Operating expenses	$60,572	$81,810	$94,258	$113,992

Loss before extraordinary item	$(51,865)	$(55,814)	$(58,709)	$(75,267)

Extraordinary item	$—	$(23,485)	$—	$—

Loss attributable to common stockholders	$(55,156)	$(80,062)	$(59,503)	$(76,086)

Basic and diluted loss per share:
Loss per share before extraordinary item attributable to common stockholders	$(.55)	$(.24)	$(.25)	$(.32)
Extraordinary item	$—	$(.10)	$—	$—

Loss per share	$(.55)	$(.34)	$(.25)	$(.32)

2000 restated for SAB 101	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues (as reported)	$18,509	$31,713	$45,117	$53,353
Activation fees and equipment revenues deferred	(3,461)	(6,109)	(6,042)	—
Activation fees and equipment revenues recognized	453	908	1,429	—

Total revenues (restated)	$15,501	$26,512	$40,504	$53,353

Operating expenses (as reported)	$60,572	$81,810	$94,258	$113,992
Cost of equipment revenues deferred	(3,461)	(6,109)	(6,042)	—
Cost of equipment revenues recognized	453	908	1,429	—

Operating expenses (restated)	$57,564	$76,609	$89,645	$113,992

Loss attributable to common stockholders	$(55,156)	$(80,062)	$(59,503)	$(76,086)

13. Valuation and Qualifying Accounts

	Balance at Beginning of Period	Costs and Expenses	Write-Offs	Balance at End of Period
	(in thousands)
Year Ended December 31, 1998 Allowance for doubtful accounts	$—	$254	$—	$254

Year Ended December 31, 1999 Allowance for doubtful accounts	$254	$1,833	$894	$1,193

Year Ended December 31, 2000 Allowance for doubtful accounts	$1,193	$4,521	$4,316	$1,398

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    For information with respect to our directors, see our definitive Proxy Statement ("Proxy Statement") for our 2001 Annual Meeting of Stockholders to be held May 1, 2001 ("Annual Meeting"), under the caption "Election of Directors," which is incorporated herein by reference.

    The information required in this item regarding our executive officers is set forth in Part I of this Form 10-K Annual Report under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from our Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. Executive Compensation

    The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement for our Annual Meeting, under the captions "Election of Directors—Director Compensation" and "Additional Information Relating to Directors and Officers of the Company—Compensation of Executive Officers."

Item 12. Security Ownership of Certain Beneficial Owners and Management

    For information with respect to the security ownership of directors and executive officers, see the Proxy Statement for our Annual Meeting, under the caption "Security Ownership of Certain Beneficial Owners and Management," which in incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    For information with respect to certain relationships and related transactions, see the Proxy Statement for our Annual Meeting under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) Financial Statements.

      The following Financial Statements are included in Item 8 of Part II:

Page
Report of Independent Public Accountants	51
Consolidated Balance Sheets as of December 31, 1999 and 2000	52
Consolidated Statement of Operations for the Years Ended
December 31, 1998, 1999 and 2000	53
Consolidated Statements of Changes in Stockholder's Equity for the
Years Ended December 31, 1998, 1999 and 2000	54
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1999 and 2000	55
Notes to Consolidated Financial Statements	56
(b) Financial Statement Schedules.
Schedule II—Valuation and Qualifying Accounts	81

        Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

    (c) Exhibits.

EXHIBIT INDEX

3.1(8)	Restated Certificate of Incorporation.
3.2*	Bylaws.
4.1	See Exhibits 3.1 and 3.2 for provisions defining the rights of the holders of common stock.
10.1*
Purchase Agreement, dated January 22, 1999, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.2**	Amended and Restated Shareholders' Agreement by and among the Company and the stockholders named therein.
10.2(a)(16)	Amendment No. 1 to Amended and Restated Shareholders' Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.3*	Joint Venture Agreement, dated as of January 29, 1999, by and among the Company, Nextel Partners Operating Corp., and Nextel WIP Corp.
10.4*	Interim Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.5*	Analog Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.6*	Trademark License Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.7*	Roaming Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.8*	Switch Sharing Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.9*+	Transition Services Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.10*+	iDEN (Registered Trademark) Infrastructure Equipment Purchase Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.11*+	Subscriber Purchase and Distribution Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.12*	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel, dated as of January 29, 1999, among the Company, Nextel Partners Operating Corp. and Nextel Communications, Inc.
10.13*	Asset and Stock Transfer and Reimbursement Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.14*	Employment Agreement, dated as of January 29, 1999, between the Company and John Chapple.

10.15*	Employment Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.16*	Stock Option Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.17*	Non-negotiable Promissory Note, dated January 29, 1999, by John Thompson to the Company.
10.18*	1999 Nonqualified Stock Option Plan of the Company
10.19*	Form of Restricted Stock Purchase Agreement, dated as of November 20, 1998, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.20*
Form of Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of January 29, 1999, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.21*	Employment Agreement, dated as of January 29, 1999, between the Company and David Aas.
10.22*	Employment Agreement, dated as of January 29, 1999, between the Company and Perry Satterlee.
10.23*	Employment Agreement, dated as of January 29, 1999, between the Company and David Thaler.
10.24*	Subscription and Contribution Agreement, dated as of January 29, 1999, among the Company and the Buyers named therein.
10.25(1)	Indenture dated January 29, 1999 by and between Nextel Partners and The Bank of New York, as trustee, relating to the 14% Senior Discount Notes due 2009.
10.26(2)
Registration Rights Agreement dated as of January 29, 1999 by and among Nextel Partners, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.27(3)
Amended and Restated Credit Agreement dated as of September 9, 1999 by and among Nextel Partners Operating Corp., DLJ Capital Funding, Inc., The Bank of New York, Bank of Montreal and certain other financial institutions.
10.28(4)	Borrower Security and Pledge Agreement dated as of January 29, 1999 by and between Nextel Partners Operating Corp. and Bank of Montreal.
10.29(5)	Subsidiary Security and Pledge Agreement dated as of January 29, 1999 by and among the subsidiaries of Nextel Partners and Bank of Montreal.
10.30(6)	Parent Guaranty and Pledge Agreement dated as of January 29, 1999 by and between Nextel Partners and Bank of Montreal.
10.31(7)	Subsidiary Guaranty dated as of January 29, 1999 by and among the subsidiaries of Nextel Partners and Bank of Montreal.
10.32**	Restricted Stock Purchase Agreement dated September 9, 1999 by and between Nextel Partners and Donald J. Manning.
10.33**	Agreement in Support of Charter Obligations dated as of January 29, 1999 by and between Nextel Partners and Nextel WIP Corp.

10.34**	Assignment and Assumption of Lease dated as of August 1, 1999 by and between Nextel WIP Lease Corp. and Eagle River Investments, LLC.
10.34(a)	Sublease dated as of March 2001 by and between Vopak Distribution Americas Corporation and Nextel WIP Lease Corp.
10.35**	Lease Agreement dated May 11, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.36**	First Amendment to Lease dated as of September 10, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.37**	Lease Agreement dated as of March 25, 1999 by and between Nextel WIP Lease Corp. and Nesbitt Operating Associates, L.P.
10.38**	Employment Agreement dated as of January 29, 1999 by and between Nextel Partners Operating Corp. and Mark P. Fanning.
10.39**	Letter Agreement dated October 13, 1999 by and among Nextel WIP Corp., Nextel Partners Operating Corp. and Nextel Partners, Inc.
10.40**	Expansion Territory Management Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.41**	Expansion Territory Asset Transfer and Reimbursement Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.42**	Assignment and Security Agreement dated as of September 9, 1999 by Nextel Partners Operating Corp. in favor of Bank of Montreal.
10.43**	First Amendment to Analog Management Agreement dated as of September 9, 1999 by and between Nextel WIP Corp. and Nextel Partners Operating Corp.
10.44**	Form of Warrant for the Purchase of Shares of Class A Common Stock of Nextel Partners dated January 29, 1999.
10.45**	Employee Stock Purchase Plan.
10.46**	Form of Indemnity Agreement.
10.47**
Letter Agreement dated October 13, 1999 by and among Nextel Communications, Inc., Nextel of New York, Inc., Nextel Communications of the Mid- Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of California, Inc., Tower Parent Corp., SpectraSite Holdings, Inc., Tower Asset Sub, Inc., Nextel Partners Operating Corp. and Nextel Partners.
10.48**	Supplement No. 1 to iDEN Infrastructure Equipment Purchase Agreement dated September 1999 by and between Nextel Partners Operating Corp. and Motorola, Inc.
10.49**	Expansion Subscription and Contribution Agreement dated as of September 9, 1999 by and among Nextel Partners and the Buyers named therein.
10.50(9)	Indenture, dated as of March 10, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.51(10)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated February 28, 2000 by and between Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.

10.52(11)	Registration Rights Agreement, dated as of March 10, 2000, by and among Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10.53(12)
Amendment No. 1 to Credit Agreement and Parent Guaranty and Pledge Agreement, dated as of March 10, 2000, by and among Nextel Partners, Inc., Nextel Partners Operating Corp., DLJ Capital Funding, Inc., The Bank of New York, Bank of Montreal and Donaldson, Lufkin & Jenrette Securities Corporation.
10.54(17)	Registration Rights Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.55+	iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective as of November 1, 2000 by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.56
Amendment No. 2 to Credit Agreement and Parent Guaranty and Pledge Agreement dated as of January 25, 2001 by and among Nextel Partners, Inc., Nextel Partners Operating Corp, various consenting obligors, various financial institutions, Credit Suisse First Boston, The Bank of New York and The Bank of Montreal.
10.57(13)	Indenture, dated as of July 27, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.58(14)
Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated July 18, 2000 by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.59(15)
Registration Rights Agreement, dated as of July 27, 2000, by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
21(18)	Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
24.1	Power of Attorney (see page 89).

+
Confidential portions omitted and filed separately with the Commission pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

*
Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

**
Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473).

(1)
Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(2)
Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(3)
Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K dated September 9, 1999 (File Number 333-78459).

(4)
Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(5)
Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(6)
Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(7)
Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(8)
Incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473).

(9)
Incorporated by reference to Exhibit 10.52 to Form 10-Q filed on May 10, 2000.

(10)
Incorporated by reference to Exhibit 10.51 to Form 10-Q filed on May 10, 2000.

(11)
Incorporated by reference to Exhibit 10.50 to Form 10-Q filed on May 10, 2000.

(12)
Incorporated by reference to Exhibit 10.53 to Form 10-Q filed on May 10, 2000.

(13)
Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-4 declared effective on August 9, 2000 (File No. 333-39386).

(14)
Incorporated by reference to Exhibit 10.51 to Registration Statement on Form S-4 declared effective on August 9, 2000 (File No. 333-39386).

(15)
Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-4 declared effective on August 9, 2000 (File No. 333-39386).

(16)
Incorporated by reference to Exhibit 10.2(a) to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(17)
Incorporated by reference to Exhibit 10.54 to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(18)
Incorporated by reference to Exhibit 21 to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

    (d) Reports on Form 8-K:

    (1)
    Current Report on Form 8-K dated and filed October 31, 2000 with the Securities and Exchange Commission reporting under Item 5 a press release issued with excerpts of an investor presentation given by our President and Chief Executive Officer.

    (2)
    Current Report on Form 8-K dated and filed December 5, 2000 with the Securities and Exchange Commission reporting under Item 9 excerpts of an investor presentation by our Chief Financial Officer and Treasurer.

    (3)
    Current Report on Form 8-K dated and filed December 18, 2000 with the Securities and Exchange Commission reporting under Item 5 the extension of the offer to exchange our 11% senior notes.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.

Date: March 28, 2001	By:	/s/ JOHN D. THOMPSON John D. Thompson Chief Financial Officer and Treasurer

POWER OF ATTORNEY

    Each person whose individual signature appears below hereby authorizes and appoints John Chapple and John Thompson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in fact and agent to act in his name, place below, and to file, any and all amendments to this Form 10-K Annual Report, including any and all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ JOHN CHAPPLE John Chapple	Chief Executive Officer, President (Principal Executive Officer) and Director	March 28, 2001
/s/ JOHN D. THOMPSON John D. Thompson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2001
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	March 28, 2001
/s/ ANDREW H. RUSH Andrew H. Rush	Director	March 28, 2001
/s/ ANDREW E. SINWELL Andrew E. Sinwell	Director	March 28, 2001
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 28, 2001
/s/ STEVEN DODGE Steven Dodge	Director	March 28, 2001

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
NEXTEL PARTNERS, INC. FORM 10-K Table of Contents
PART I
  Item 1. Business
Nextel Partners Build-Out Schedule*
U.S. Wireless Subscribers 1992—1999
FORWARD-LOOKING STATEMENTS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999
Revenues (Dollar amounts in thousands, except for ARPU)
Revenues (Dollar amounts in thousands, except for ARPU)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements and Financial Statement Schedules
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
NEXTEL PARTNERS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except for share and per share amounts)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands) For the Years Ended December 31, 1998, 1999 and 2000
NEXTEL PARTNERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 1998, 1999 and 2000
NEXTEL PARTNERS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 1998, 1999 and 2000
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
EXHIBIT INDEX
SIGNATURES
POWER OF ATTORNEY