Form 10-Q
period 2001-03-31
NEXTEL PARTNERS INC
filed 2001-05-11
CIK 1085707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission file number:  000-29633

NEXTEL PARTNERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1930918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4500 Carillon Point
Kirkland, Washington 98033
(425) 576-3600

(Address of principal executive offices, zip code and telephone number, including area code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

             Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Outstanding Title of Class	Number of Shares on May 1, 2001
Class A Common Stock	165,277,878 shares
Class B Common Stock	79,056,228 shares

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2001	December 31, 2000
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$403,726	$493,552
Short-term investments	388,654	434,794
Accounts receivable, net of allowance of $1,967 and $1,398, respectively	42,367	34,912
Subscriber equipment inventory	3,039	3,146
Other current assets	10,811	17,522
Total current assets	848,597	983,926

PROPERTY, PLANT AND EQUIPMENT, at cost	674,625	583,956
Less - accumulated depreciation	(64,417)	(51,254)
Property, plant and equipment, net	610,208	532,702

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $4,723 and $3,608, respectively	263,159	245,295
Debt issuance costs, net of accumulated amortization of $6,276 and $5,376, respectively, and other assets	28,528	28,961
Receivable from officer	2,200	2,200
Total non-current assets	293,887	276,456
TOTAL ASSETS	$1,752,692	$1,793,084
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$87,797	$78,805
Accrued expenses	30,555	39,518
Due to Nextel	2,008	2,100
Total current liabilities	120,360	120,423

LONG-TERM OBLIGATIONS
Credit facility - term B and C	325,000	325,000
14% Senior discount notes due 2009	354,409	342,684
11% Senior notes due 2010	400,000	400,000
Other long-term liabilities	12,108	7,245
Total long-term obligations	1,091,517	1,074,929
Total liabilities	1,211,877	1,195,352

COMMITMENTS AND CONTINGENCIES (See Note 5)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	28,342	27,517
STOCKHOLDERS' EQUITY
Common stock, Class A, par value $.001 per share, 165,261,703 and 165,015,002 shares, respectively, issued and outstanding, and paid-in capital	865,410	864,706
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(471,972)	(405,773)
Subscriptions receivable from stockholders	(7,344)	(7,411)
Deferred compensation	(36,933)	(44,619)
Total stockholders' equity	512,473	570,215
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,752,692	$1,793,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(dollars in thousands, except for share and per share amounts)

	For the three months ended March 31,
	2001	2000
REVENUES:	(unaudited)
Service revenues (Received from Nextel WIP $9,562 and $3,846, respectively.)	$63,083	$14,795
Equipment revenues	2,463	706
Total revenues	65,546	15,501
OPERATING EXPENSES:
Cost of service revenues (Paid to Nextel WIP $9,699 and $2,160, respectively.)	33,369	11,208
Cost of equipment revenues	11,631	3,450
Selling, general and administrative (exclusive of stock based compensation
expense shown below) (Paid to Nextel WIP $851 and $733, respectively)	43,401	19,831
Stock based compensation	7,686	18,036
Depreciation and amortization	14,361	5,039
Total operating expenses	110,448	57,564
LOSS FROM OPERATIONS	(44,902)	(42,063)
Other	(2)	—
Interest expense, net	(32,179)	(21,614)
Interest income	13,496	11,812
LOSS BEFORE INCOME TAX PROVISION	(63,587)	(51,865)
Income tax provision	—	—
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(63,587)	(51,865)
Cumulative effect of change in accounting principle	(1,787)	—
NET LOSS	(65,374)	(51,865)
Mandatorily redeemable preferred stock dividends	(825)	(3,291)
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(66,199)	$(55,156)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle	$(0.26)	$(0.55)
Cumulative effect of change in accounting principle	(0.01)	—
Net Loss per share attributable to common stockholders	$(0.27)	$(0.55)

Weighted average number of shares outstanding	242,307,157	101,002,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity
(dollars in thousands)

	Preferred Stock		Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In Capital		Warrants	Other Paid-In	Accumulated	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Outstanding	Capital	Deficit	Receivable	Compensation	Totals
BALANCE
December 31, 1999	216,727,272	$36	9,593,328	$145,420	—	$—	$3,847	$357,028	$(134,966)	$(83,048)	$(117,701)	$170,616
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	—	—	—	(208,142)	—	—	—	—
Series C preferred stock	(64,672,626)	(11)	—	—	64,672,626	110,742	—	(110,731)	—	—	—	—
Series D preferred stock	(13,110,000)	(2)	—	—	13,110,000	22,266	—	(22,264)	—	—	—	—
Series B preferred stock reclassed	(13,110,000)	(2)	—	—	—	—	—	(21,848)	—	—	—	(21,850)
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(5,667)	—	—	(5,667)
Initial public offering stock issued	—	—	27,025,000	540,500	—	—	—	—	—	—	—	540,500
Net loss	—	—	—	—	—	—	—	—	(265,140)	—	—	(265,140)
Equity issuance costs	—	—	—	(31,223)	—	(5,957)	—	5,957	—	—	—	(31,223)
Deferred compensation - options forfeited	—	—	—	(2,938)	—	—	—	—	—	—	2,938	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	70,144	70,144
Subscription receivable from stockholders	—	—	—	—	—	—	—	—	—	75,637	—	75,637
Warrants exercised by stockholders	—	—	2,434,260	3,851	—	—	(3,847)	—	—	—	—	4
Class B common stock issued	—	—	—	—	1,273,602	36,261	—	—	—	—	—	36,261
Stock options exercised	—	—	85,000	142	—	—	—	—	—	—	—	142
Stock issued for employee stock purchase plan	—	—	42,768	791	—	—	—	—	—	—	—	791
BALANCE
December 31, 2000	—	—	165,015,002	864,706	79,056,228	163,312	—	—	(405,773)	(7,411)	(44,619)	570,215
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(825)	—	—	(825)
Net loss	—	—	—	—	—	—	—	—	(65,374)	—	—	(65,374)
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	7,686	7,686
Subscription receivable from stockholders	—	—	—	—	—	—	—	—	—	67	—	67
Stock options exercised	—	—	216,715	354	—	—	—	—	—	—	—	354
Stock issued for employee stock purchase plan	—	—	29,986	350	—	—	—	—	—	—	—	350
BALANCE
March 31, 2001 (unaudited)	—	$—	165,261,703	$865,410	79,056,228	$163,312	$—	$—	$(471,972)	$(7,344)	$(36,933)	$512,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:	(unaudited)
Net loss	$(65,374)	$(51,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	1,787	—
Depreciation and amortization	14,361	5,039
Amortization of debt issuance costs	898	696
Interest accretion on senior discount notes, net of capitalized interest	10,556	12,624
Fair value adjustments of hedges	2,426	—
Stock based compensation	7,686	18,036
Allowance for doubtful accounts	750	(847)
Gain on deferred sale-leaseback	(130)	(39)
Loss on disposal of assets	2	—
Change in current assets and liabilities:
Accounts receivable	(7,837)	(3,748)
Subscriber equipment inventory	107	(2,324)
Other current assets	6,358	330
Accounts payable, accrued expenses and other liabilities	(13,242)	(886)
Operating advances due to/(from) Nextel WIP	(92)	(3,933)
Net cash used in operating activities	(41,744)	(26,917)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(78,930)	(55,036)
Proceeds from sale of assets	2,978	5,503
FCC licenses	(18,559)	(863)
Proceeds from sale (purchase) of short-term investments	46,140	(84,288)
Net cash used in investing activities	(48,371)	(134,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	540,500
Proceeds from borrowings	—	200,000
Stock options exercised	354	—
Proceeds from stock issued for employee stock purchase plan	350	—
Restricted cash transfer	—	175,000
Proceeds from equity contributions	67	—
Equity costs	—	(30,618)
Debt issuance costs	(482)	(5,498)
Net cash provided by financing activities	289	879,384
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89,826)	717,783
CASH AND CASH EQUIVALENTS, beginning of period	493,552	154,273
CASH AND CASH EQUIVALENTS, end of period	$403,726	$872,056

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capitalized interest on accretion of senior discount notes	$1,169	$3,252
Accretion of redeemable preferred stock dividends	$825	$3,291
CASH PAID FOR INTEREST, net of capitalized amount	$29,083	$6,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.          BASIS OF PRESENTATION

             Our interim financial statements for the three-month periods ended March 31, 2001 and 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001.

             The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods.  The Condensed Consolidated Statement of Operations for the three months ended March 31, 2000 has been restated to reflect the impact of Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.”  The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  OPERATIONS

Description of Business

             Nextel Partners provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission, or FCC. Our operations are primarily conducted by Nextel Partners Operating Corporation (“OPCO”), our wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our wholly owned subsidiaries.

             Our digital network (“Nextel digital mobile network”) has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”). In January 1999, we entered into a joint venture agreement with Nextel WIP Corp., a wholly owned subsidiary of Nextel Communications, Inc., or Nextel.  The Nextel relationship was created to accelerate the build-out of the Nextel digital mobile network by granting exclusive right to offer wireless communications services under the Nextel brand in selected mid-sized and smaller markets. Various operating agreements entered into by our subsidiaries and Nextel WIP (see Note 6) provide for support services to be provided by Nextel WIP, as required.

3.  SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risk

             We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentration of credit risk.

             We are a party to certain equipment purchase agreements with Motorola (see Note 6). For the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to construct and make operational our digital mobile network as well as for the provision of digital mobile telephone handsets and accessories.

             As previously discussed, we are reliant on Nextel WIP for the provision of certain services. For the foreseeable future, we will need to rely on Nextel WIP for the provision of these services, as we will not have the infrastructure to support those services.

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

Principles of Consolidation

             The consolidated financial statements include the accounts of Nextel Partners, Inc. and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Net Loss per Share

              As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. For the three months ended March 31, 2001 and 2000, approximately 8.2 million and 4.9 million stock options were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

             The basic and diluted net loss per share for the three months ended March 31, 2001 and 2000 is computed based on the weighted average number of shares. The weighted average number of shares for the three months ended March 31, 2000 does not represent a complete reporting period since the initial public offering was consummated on February 25, 2000.  In addition, net loss attributable to common stockholders increased by the amount of the accrued dividend on the Series B redeemable preferred stock.

Supplemental Cash Flow Information

             The following table presents capital expenditures including the amounts that were accrued or financed and adjustments for non-cash capitalized interest:

	For the Three Months Ended March 31,
	2001	2000
	(in thousands)
Capital expenditures	$90,884	$53,753
Capitalized interest	2,046	3,211
Less: Non-cash capitalized interest	(748)	(1,928)
Less: Accrued or financed capital expenditures	(13,252)	—
Capital expenditures (reported)	$78,930	$55,036

Sale-Leaseback Transactions

             On October 13, 1999, we signed a Letter of Agreement with Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash.  Subsequently, we leased space on the telecommunication towers from Spectrasite pursuant to a master lease agreement.  For the three months ended March 31, 2001 and 2000, we received cash proceeds of approximately $3.0 million and $5.5 million, respectively, for the assets sold to Spectrasite Holdings, Inc.  These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks.   Any gain recognized on the sale of assets is deferred and amortized over the life of the lease.

FCC Licenses

             FCC operating licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 40 years. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services (“PCS”) and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. Amortization begins with the commencement of service to customers in a particular market. Amortization expense of approximately $1.1 million and $283,000 was recorded for the three months ended March 31, 2001 and 2000, respectively.

Interest Rate Risk Management

             We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into an interest rate swap agreement for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our $325 million term loans. This interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed rate obligations. Prior to January 1, 2001, amounts paid or received under the interest rate swap agreement were accrued as interest rates changed and were recognized over the life of the swap agreement as an adjustment to interest expense. The fair value of the swap agreement was not recognized in the consolidated financial statements, since the swap agreement met the criteria for hedge accounting prior to adoption of SFAS 133.

             On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value.  The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  If hedge accounting criteria are met the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income.  These deferred gains and losses are recognized in income in the period in which the hedge item and hedging instrument are settled.  The ineffective portions of hedge returns are recognized in earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges.  Initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle.  For the three months ended March 31, 2001, an additional $2.4 million was recorded as other long-term liability, with the offset included in earnings as additional interest expense.

             We will not use financial instruments for trading or other speculative purposes, nor will we be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which we have other financial relationships. We do not anticipate nonperformance by these counterparties.

Revenue Recognition

             In December 1999, the Securities and Exchange Commission issued SAB 101, effective January 1, 2000, which gives guidance on the conditions that must be met before revenue is recognized.  During December 2000 we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with SAB 101.  Under this new policy, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship.  The decision to defer these revenues is based on the conclusion that the service contract and the phone revenue are multiple element arrangements or earnings processes that should not be separated.  In other words, the service contract is essential to the functionality of the phone.  Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss.  The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

             The following table shows the quarterly results for the periods ended March 31, 2001 and 2000, had SAB 101 not been implemented.

	For the Three Months Ended
	March 31, 2001	March 31, 2000
Revenues:	(Pre-SAB 101)	(Pre-SAB 101)
Service revenues	$63,434	$14,983
Equipment revenues	4,530	3,526
Total revenues	$67,964	$18,509
Operating expenses:
Cost of equipment revenues	$14,049	$6,458

EBITDA	$(22,855)	$(18,988)

Reclassifications

             Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

4.  LONG-TERM DEBT

	March 31,	December 31,
	2001	2000
	(in thousands)

14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $165.6 million at March 31, 2001 and $177.3 million at December 31, 2000	$354,409	$342,684
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	400,000
Bank Credit Facility—Term B Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	175,000	175,000
Bank Credit Facity —Team B Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	150,000	150,000

Total long–term debt	$1,079,409	$1,067,684

Senior Redeemable Discount Notes

             On January 29, 1999, we completed the issuance of Senior Redeemable Discount Notes due 2009 (the “1999 Notes”). The aggregate accreted value of the 1999 Notes was to increase from $406.4 million at issuance at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $800 million. On April 18, 2000 we redeemed 35% of the 1999 Notes for approximately $191.2 million, net of an extraordinary loss of approximately $23.5 million for early retirement of debt. The redemption was made with some of the proceeds received by us from our initial public offering of Class A common stock. The remaining aggregate accreted value of the 1999 Notes will increase at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $520 million. Thereafter, the 1999 Notes bear interest at a rate of 14% per annum payable semi-annually in arrears.

             The 1999 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of March 31, 2001, we were in compliance with applicable covenants.

Bank Credit Facility

             On January 29, 1999, we, through OPCO, entered into a credit facility (“Term B Loan”) with a syndicate of banks and other financial institutions led by Donaldson, Lufkin and Jenrette Securities Corporation, as arranger (“DLJSC”), and DLJ Capital Funding, Inc., as syndication agent (“DLJ Capital”). The Term B Loan includes a $175 million term loan facility and initially, a $100 million revolving credit facility. The Term B Loan has a maturity of nine years. The revolving credit facility terminates eight years from the initial funding.  As of March 31, 2001, no amounts were outstanding under the $100 million revolving credit facility.

             On September 9, 1999, we, through OPCO, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks and other financial institutions with DLJ Capital Funding, Inc., as syndication agent. The parties agreed to amend and restate in its entirety the credit agreement to, among other things, obtain from certain of the Lenders an additional term loan commitment (“Term C Loan”) in the maximum aggregate principal amount of $150.0 million. The Term C Loan facility has a maturity of nine years. As of March 31, 2001, we were in compliance with applicable covenants under our bank credit facility.

11% Senior Notes

             On March 10, 2000 we issued $200 million in aggregate principal amount 11% Senior Notes due 2010, and on July 27, 2000 issued an additional $200 million of 11% Senior Notes, each in a private placement (the “2000 Notes”).  We exchanged the 2000 Notes issued in March 2000 and July 2000 for registered notes having the same financial terms and covenants.  Interest accrues for the 2000 Notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year. These notes contain certain financial and other covenants.  As of March 31, 2001, we were in compliance with applicable covenants.

5.  COMMITMENTS AND CONTINGENCIES

Regulatory Matters

             The FCC issues Specialized Mobile Radio (“SMR”) licenses on both a site-specific and wide-area basis. Each license enables SMR carriers to provide service either on a site-specific basis, in specific 800 MHz Economic Areas (“EA”) or 900 MHz Metropolitan Trading Areas (“MTA”) in the United States. Currently, SMR licenses are issued for a period of ten years, and are subject to certain construction and operational requirements.

             In November 2000 the application to transfer ownership of the Option Territory licenses acquired on September 27, 2000 from Nextel WIP to us was completed.  The FCC granted approval of our change control application on March 27, 2001, which allows for the transfer of the licenses from Nextel WIP to us.

             The FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to secure the retention and renewal of our SMR licenses subsequent to the FCC approved transfer of the licenses from Nextel WIP.

6.  RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

             Pursuant to the equipment purchase agreements between ourselves and Motorola, and pursuant to purchase agreements between Nextel WIP and Motorola, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets (such equipment purchase agreements are referred to herein as the “Equipment Purchase Agreements”). We expect to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern our rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

             For the three months ended March 31, 2001 and 2000, we purchased approximately $36.0 million and $25.5 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreements

             We and Nextel WIP entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999.  The Joint Venture Agreement defined the relationships, rights and obligations between the parties.

             The Roaming Agreement provides that each party pays the other's monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider’s territory. For the three months ended March 31, 2001 and 2000 we earned approximately $9.6 million and $3.8 million, respectively, from Nextel customers roaming on our system, which amounts are included in service revenues.

             During 2001 and 2000, recorded as part of cost of service revenues, we paid Nextel WIP $9.7 million and $2.2 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs.

             Under the Transition Services Agreement, certain telemarketing, customer care, fulfillment, activations and billing functions are made available to OPCO.  For the three months ended March 31, 2001 and 2000, we were charged approximately $573,000 and $527,000, respectively, for these services.  Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis.  We pay to Nextel a fee, based on Nextel’s cost, for these services. For the three months ended March 31, 2001 and 2000 we were charged approximately $278,000 and $206,000, respectively.  Both the transition and back office information services are included in selling, general and administrative expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements, including, but not limited to, factors associated with the build-out of our portion of the Nextel digital mobile network, actions of regulatory authorities and competitors and other factors, see “Risk Factors.”

             Please read the following discussion together with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this report.

Overview

             We provide digital wireless communications services in mid-sized and smaller markets throughout the United States.  We hold or have the right to use wireless frequencies in 58 markets where over 50 million people, or Pops, live and work.  We are licensed or have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas.  As of March 31, 2001, we had commercial operations in markets with total Pops of approximately 42 million and the ability to offer service to, or cover approximately 27 million Pops. These operational markets are in Hawaii, New York, Texas, Pennsylvania, Kentucky, Florida, Iowa, Nebraska, Idaho, Central Illinois, Alabama, Louisiana, Mississippi, Georgia, Tennessee, Indiana and Arkansas.

             As of March 31, 2001, we had approximately 289,000 digital subscribers. Our subscriber base grew 283.3% compared to March 31, 2000, with an ending subscriber count of approximately 75,400.

             In June 2000 we introduced Wireless Web Services (formerly known as Nextel Online) and by the end of 2000 we offered this data service in all of our launched markets.  Wireless Web service provides Internet-capable subscriber units with wireless Internet services, including web-based applications and content.  As of March 31, 2001, we had approximately 70,000 data subscribers.

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

RESULTS OF OPERATIONS

Three Months Ended March  31, 2001 Compared to Three Months Ended March  31, 2000

Selected Consolidated Financial Data

             The following tables present selected consolidated financial data derived from unaudited financial statements for the three months ended March 31, 2001 and 2000.  In addition, operating data for the same periods are presented.

	Three Months Ended March 31,
	2001	2000
	(unaudited)
	(dollars in thousands except for per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues	$63,083	$14,795
Equipment revenues	2,463	706
Total revenues	65,546	15,501
Operating expenses:
Cost of service revenues	33,369	11,208
Cost of equipment revenues	11,631	3,450
Selling, general and administrative	43,401	19,831
EBITDA(2)	(22,855)	(18,988)
Stock based compensation	7,686	18,036
Depreciation and amortization	14,361	5,039
Total operating expenses	110,448	60,572
Operating income (loss)	(44,902)	(42,063)
Other income (expense):
Other – loss on disposal of assets	(2)	—
Interest expense, net	(32,179)	(21,614)
Interest income	13,496	11,812
Total other (expense)	(18,685)	(9,802)
Loss before income tax provision	(63,587)	(51,865)
Income tax provision	—	—
Loss before cumulative effect of change in accounting principle	(63,587)	(51,865)
Cumulative effect of change in accounting principle, net of $0 income tax	(1,787)	—
Net loss	(65,374)	(51,865)
Mandatorily redeemable preferred stock dividends	(825)	(3,291)
Loss attributable to common stockholders	$(66,199)	$(55,156)
Loss per share attributable to common stockholders, basic and diluted:
Loss before cumulative effect of change in accounting principle attributable to common stockholders	$(0.26)	$(0.55)
Cumulative effect of change in accounting principle	$(0.01)	$—
Net loss per share attributable to common stockholders	$(0.27)	$(0.55)

	March 31,	December 31
	2001	2000
	(unaudited)
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short–term investments(1)	$792,380	$928,346
Plant, property and equipment, net	610,208	532,702
FCC operating licenses, net	263,159	245,295
Total assets	1,752,692	1,793,084
Current liabilities	120,360	120,423
Long–term debt	1,079,409	1,067,684
Series B redeemable preferred stock	28,342	27,517
Total stockholders' equity	512,473	570,215

	Three Months Ended March 31,
	2001	2000
	(unaudited)
	(dollars in thousands)

Other Data:
Covered Pops (end of period) (millions)	27	11
Subscribers (end of period)	289,000	75,400
EBITDA as adjusted(2)	$(22,855)	$(18,988)
Capital expenditures(3)	$90,884	$53,753

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

(3)         Capital expenditures are exclusive of capitalized interest but include accrued or financed capital.  Capital expenditures are required to purchase network equipment, such as switching and radio transmission equipment.  Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment and computer and telephone systems.

Revenues

             Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 326.0% to $63.1 million for the three months ended March 31, 2001 compared to $14.8 million recognized during the three months ended March 31, 2000 (restated for SAB 101).  Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to the use by Nextel subscribers of our portion of the Nextel digital mobile network.  Roaming revenues for the first quarter of 2001 accounted for approximately 15.2% of our service revenues.

             In December 2000 we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” effective January 1, 2000.  This change in our revenue recognition policy became effective January 1, 2000 and as such, quarterly results for the three months ended March 31, 2000 have been restated.  Under this new policy, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship.  Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss.  The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

             The following table shows results for the three months ended March 31, 2001 and 2000 without the impact of SAB 101.

	For the Three Months Ended
	March 31, 2001	March 31, 2000
Revenues:	(Pre-SAB 101)	(Pre-SAB 101)
Service revenues	$63,434	$14,983
Equipment revenues	4,530	3,526
Total revenues	$67,964	$18,509
Operating expenses:
Cost of equipment revenues	$14,049	$6,458

EBITDA	$(22,855)	$(18,988)

             Equipment revenues reported for the first quarter of 2001 adjusted in accordance with the implementation of SAB 101 were $2.5 million compared to $0.7 million reported for the first quarter of 2000 showing an increase of $1.8 million or 257.1%. Without adjusting for the impact of SAB 101, equipment revenues would have increased 28.6%, or $1.0 million, during the first quarter of 2001 to $4.5 million. Our equipment revenues consist of revenues received for wireless telephones purchased by our subscribers. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the distributors sell the merchandise.

             Total revenues increased 322.6% to $65.5 million during the first quarter of 2001 when compared with $15.5 million generated in the first quarter of 2000. The growth in revenues was due to launching new markets along with increased revenues of approximately $7.0 million, or 136.9%, from existing markets.  The following table sets forth those markets launched during 2001 and our previously launched markets:

Markets	Market Launch
Evansville/Owensboro KY/IN	1st Quarter 2001
Laredo, TX	1st Quarter 2001
Little Rock, AR	1st Quarter 2001
Abilene, TX	1st Quarter 2001
Terre Haute, IN	1st Quarter 2001
Albany, GA	1st Quarter 2001
Dothan/Auburn – Opelika, AL	1st Quarter 2001
Bristol/Johnson City/Kingsport, TN/VA	4th Quarter 2000
Corpus Christi/Victoria, TX	4th Quarter 2000
Macon/Warner Robins, GA	4th Quarter 2000
Alexandria, LA	4th Quarter 2000
Texarkana, TX	3rd Quarter 2000
Shreveport/Monroe/Tyler/Longview, LA/TX	3rd Quarter 2000
Central Illinois (Peoria, Springfield, Champaign, Bloomington, Decatur)	2nd Quarter 2000
Eastern Iowa (Waterloo, Dubuque, Davenport, Cedar Rapids, Iowa City)	2nd Quarter 2000
Nebraska (Omaha, Lincoln)	2nd Quarter 2000
Des Moines, IA	2nd Quarter 2000
Idaho (Boise, Twin Falls)	2nd Quarter 2000
Montgomery, AL	2nd Quarter 2000
Pensacola/Panama City/Fort Walton Beach, FL	2nd Quarter 2000
Lafayette/Lake Charles, LA	2nd Quarter 2000
Mobile, AL	2nd Quarter 2000
Beaumont, TX	2nd Quarter 2000
Pascagoula, MS	2nd Quarter 2000
Bryan/College Station, TX	2nd Quarter 2000
Harrisburg/York/Lancaster, PA	1st Quarter 2000
Wilkes-Barre/Scranton, PA	1st Quarter 2000
Kentucky (Lexington-Fayette, Louisville)	1st Quarter 2000
Tallahassee, FL	1st Quarter 2000
Jamestown, NY	1st Quarter 2000
Temple/Killeen/Waco, TX	4th Quarter 1999
Erie, PA	4th Quarter 1999
Hawaii (all islands)	3rd Quarter 1998
Rochester, NY	3rd Quarter 1998
Buffalo, NY	3rd Quarter 1998
Syracuse/Utica-Rome/Binghamton/Elmira, NY	3rd Quarter 1998
Albany/Glen Falls, NY	3rd Quarter 1998

             Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU increased $5 during the period to $70 for the quarter ended March 31, 2001, as compared to $65 for the quarter ended March 31, 2000.  We credit the higher ARPU to increased minutes used by subscribers, higher pricing plans targeted for particular market segments, and additional features such as voice mail, short message services, Wireless Web services (formerly known as Nextel Online) and Nextel Worldwide products.  The following table sets forth our recent revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Three Months Ended March 31, 2001	% of Consolidated Revenues	For the Three Months Ended March 31, 2000	% of Consolidated Revenues
Service and roaming revenues	$63,083	96%	$14,795	95%
Equipment revenues	2,463	4%	706	5%
Total revenues	$65,546	100%	$15,501	100%
ARPU (1)	$70		$65

(1)         ARPU was not adjusted for SAB 101 and does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Cost of Service Revenues

             Cost of service revenues consists primarily of network operating costs composed of site and switch rent, utilities, maintenance and interconnect charges.  It also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel’s portion of the Nextel digital mobile network. These expenses depend mainly on the number of operating cell sites, total minutes of use and mix of minutes of use between interconnect and Nextel Direct Connect services.

             For the first quarter of 2001, our cost of service revenues was $33.4 million compared to $11.2 million for the same period in 2000, representing an increase of 198.2%.  The increase in costs was primarily the result of bringing on-air 270 additional cell sites during the first quarter of 2001 for a total of 1,807 operating cell sites, as well as an increase in airtime usage.   Increased airtime usage resulted from the growth in number of subscribers from 2000 along with the increased minutes of use per subscriber.  We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

Cost of Equipment Revenues

             Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues reported for the first quarter of 2001 adjusted for SAB 101 was $11.6 million.  Without the effect of SAB 101, our cost of equipment revenues for the first quarter of 2001 would have been $14.0 million compared to $6.5 million for the same period in 2000, representing an increase of 115.4%.  The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $9.2 million for the first quarter of 2001, adjusted for SAB 101, compared to a loss of $2.7 million for the same period in 2000.  Net equipment margin for the first quarter of 2001, without SAB 101, would have been a loss of $9.5 million compared to $2.9 million for the same period in 2000.  We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the first quarter of 2001 these costs were $43.4 million compared to $19.8 million for the same period in 2000, representing an increase of 119.2%.

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

             General and administrative costs relate to corporate overhead personnel including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations.  Our general and administrative costs increased as a result of our:

•	hiring employees for our functional departments and offices to support the growth of the new and existing markets;
•	staffing and operating our own customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and
•	hiring employees to maintain and support systems.

Stock-Based Compensation Expense

             For the three months ended March 31, 2001 and 2000, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $7.7 million and $18.0 million, respectively. This expense is a non-cash expense. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights.  At our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

Depreciation and Amortization Expense

             For the first quarter of 2001, our depreciation and amortization expense was $14.4 million compared to $5.0 million for the same period in 2000, representing an increase of 188.0%. The $9.4 million increase related primarily to depreciating the wireless network assets for the 270 additional cell sites placed in service along with the furniture and equipment to set-up the new offices and amortizing additional FCC-licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

             Interest expense, net of capitalized interest, increased from $21.6 million for the first quarter of 2000 to $32.2 million for the same period in 2001, representing an increase of 49.1%.  The increase was due to the issuance of $200 million in 11% senior notes in March 2000 and an additional $200 million in 11% senior notes in July 2000, offset by the reduction in interest costs from redeeming 35% of the 14% senior discount notes in April 2000.  Additionally, approximately $2.4 million related to the fair market value adjustments of our hedges was included as interest expense in the first quarter of 2001.

             For the first quarter of 2001, interest income was $13.5 million, compared to $11.8 million for the same period in 2000, representing an increase of 14.4%.  This increase was due to the income recognized on the investment of the net proceeds received from our initial public offering of Class A common stock in February 2000 and the issuance of 11% senior notes in March 2000 and July 2000.

Cumulative Effect of Change in Accounting Principle

             Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedge Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS 133 and 138 require a company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  We hold interest rate swap agreements to mitigate our interest rate risk.  Initial adoption resulted in the recording of an additional liability of $1.8 million in the first quarter of 2001, with the offset recorded as a cumulative effect of change in accounting principle.

Net Loss

             For the first quarter of 2001 we had losses attributable to common stockholders of approximately $66.2 million compared to a loss of $55.2 million for the same period in 2000, representing an increase of 19.9%. The $66.2 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133.  Expenses increased in all categories as we transitioned from a start-up mode, launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Liquidity and Capital Resources

             Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network, including the future acquisitions of additional frequencies and the introduction of new services. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, and cell site construction. Currently, we estimate that capital requirements to build out our portion of the Nextel digital mobile network, including build-out of the markets we acquired from Nextel WIP on September 27, 2000, and operating losses and working capital for the period from inception through the end of 2003, will total approximately $1.9 billion, including the in-kind contributions we have received or expect to receive from Nextel WIP and Motorola.

             For the three months ended March 31, 2001, we used $41.7 million in cash for operating activities, compared to $26.9 million for the same period in 2000.  The increased use of funds for operating activities in 2001 was primarily due to expenses relating to hiring employees, network operating costs for additional sites placed in service and increased marketing and sales activities, along with an increase in receivables due to additional customers.

             Net cash used in investing activities during the first quarter of 2001 decreased $86.3 million compared to the same period in 2000 due primarily to proceeds from the sale of short-term investments offset by an increase in capital expenditures for the network build-out.  During first quarter of 2001, we invested $78.9 million in capital expenditures, excluding $0.7 million of non-cash capitalized interest, spent primarily to build out and expand coverage on the Nextel digital mobile network in Pennsylvania, Kentucky, Iowa, Nebraska, Florida, Texas, Alabama, Louisiana, Mississippi, Illinois, Idaho, Georgia, Minnesota, Wisconsin, North Dakota, Virginia, and West Virginia markets.  During the same period in 2000, we invested $55.0 million in capital expenditures, excluding $1.9 million of non-cash capitalized interest, which was primarily for the Hawaii, upstate New York, Texas, Pennsylvania, Kentucky, Iowa, Nebraska and Florida markets. During the first quarter of 2001 we also invested $18.6 million, excluding $0.4 million of non-cash capitalized interest, in FCC licenses.

Sources of Funding

             To date, third-party financing activities have provided all of our funding. As of March 31, 2001 these financings totaled approximately $1.9 billion and included:

•	proceeds from cash equity contributions of $195.5 million;
•	the offering of 14% senior discount notes for $406.4 million, less $191.2 million for the partial redemption of these notes in April 2000;
•	term loans incurred by our operating subsidiary in the aggregate principle amount of $325.0 million;
•	the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock;
•	the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for common stock, all of which had been used by December 31, 1999;

•	net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million;
•	the offering of 11% senior notes for $200.0 million in March 2000; and
•	the offering of an additional $200.0 million in 11% senior notes in July 2000.

             In addition, as of March 31, 2001, we had irrevocable commitments from our current stockholders to contribute an additional $7.3 million.

             Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering.  The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately  $23.5 million.  The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520.0 million by February 1, 2004.  As of March 31, 2001, the accreted value of the outstanding 14% senior discount notes was approximately $354.4 million.

             Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999. The credit facility, as amended, includes a $175 million term loan, a $150 million term loan and a $100 million reducing revolving credit facility. Subject to Nextel Partners Operating Corp.’s right in the future to seek an increase of up to an additional $50 million, the credit facility may not exceed $425 million. The $175 million term loan matures on January 29, 2008, and the $150 million term loan matures on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of March 31, 2001, no amounts were outstanding under the $100 million revolving credit facility.

             The $175 million and the $150 million term loans both bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The applicable margin for the $175 million term loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate.  The applicable margin for the $150 million term loan is 4.25% over LIBOR and 3.25% over the base rate.  For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as adjusted, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA, as adjusted, and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate.

             Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry. The credit facility also contains covenants requiring the maintenance of certain defined financial ratios and meeting operational targets including service revenues, subscriber units and network coverage. As of March 31, 2001 we were in compliance with all covenants associated with this credit facility.

             On March 10, 2000, we issued $200 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200 million of 11% senior notes, each in a private placement.  We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes.  Interest accrues for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year.

             While we believe we have sufficient funds to complete the build-out of our existing markets, acquire additional frequencies and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year, we cannot assure you that additional funding will not be necessary.  As of March 31, 2001, our cash and cash equivalents and short-term investments balance was approximately $792.4 million.  We could require additional financing to complete our existing portion of the Nextel digital mobile network, acquire additional FCC licenses, add capacity and offer additional services, and such additional financing might be expensive or impossible to obtain.

Equipment and Operating Agreements

             Currently, our agreements with Nextel WIP allow us access to Nextel’s switches and switching facilities. Nextel WIP has agreed to cooperate with us to establish a switch facility for our network and to deploy switches in our territory in a manner which best meets the following criteria:

•	integration of our cell sites into Nextel's national switching infrastructure;
•	shared coverage of Nextel Direct Connect service to communities of interest;
•	minimized costs to us and to Nextel; and
•	maximized quality of service to our customers and to Nextel customers.

             These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans.  We are currently constructing one switch in Kentucky, which we intend to be fully operational in the third quarter of 2001.

             Additionally, we have signed a letter of intent to build our new customer support facility in Panama City Beach, Florida and expect it to be completed in the first quarter of 2002.

RISK FACTORS

             The following risk factors and other information included in this Form 10-Q should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

RISK FACTORS RELATING TO NEXTEL PARTNERS

We have a history of operating losses, expect to continue to incur substantial operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

             We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history.  Since then, we have had a history of operating losses, and, as of March 31, 2001, we had incurred accumulated deficit of approximately $472.0 million.  We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003.  We cannot assure you that we will become profitable or sustain profitability in the future.  If we fail to complete the commercial launch of our portion of the Nextel digital mobile network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations.  Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

We must complete our portion of the Nextel digital mobile network by set deadlines, offer certain services and meet performance requirements or otherwise risk termination of our agreements with Nextel WIP, which would eliminate our ability to carry out our current business plan and strategy.

             Our operating agreements with Nextel WIP require us to construct our portion of the Nextel digital mobile network to specific standards and by set deadlines, offer certain services and meet performance requirements.  Our failure to meet any of these requirements could constitute a material default under the operating agreements that would give Nextel WIP the right to terminate these agreements, including our right to use the Nextel brand.  The non–renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition.

Our success is dependent, in part, on Nextel completing its portion of the Nextel digital mobile network and continuing to build and sustain customer support of its brand and the Motorola iDEN technology, and if Nextel experiences financial or operational difficulties our business would be adversely affected.

             Our business plan depends, in part, on Nextel completing its portion of the Nextel digital mobile network on schedule and continuing to build and sustain customer support of its brand and the Motorola iDEN technology.  If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain new customers.  Additional information regarding Nextel and its domestic digital mobile network business can be found in Nextel’s Annual Report on Form 10–K for the year ended December 31, 2000 and Nextel’s other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 under SEC file number 0–19656.  You should read these filings to more fully understand the risks presented by our affiliation with Nextel.

Our business strategy depends on the successful and continued integration of our portion of the digital mobile network with Nextel’s portion.

             Pursuant to our operating agreements with Nextel WIP, Nextel WIP provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches that direct calls to their destinations.  These services are critical to the successful integration of our portion of the Nextel digital mobile network with Nextel’s portion, which is essential to the overall success of our business.

             Moreover, our business plan depends on our ability to implement an integrated customer service, network management and billing system with Nextel’s systems to allow our respective portions of the Nextel digital mobile network to operate together, and provide our and Nextel’s customers with seamless service.  Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these information systems on schedule may have an adverse effect on our results of operations.

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

             The development and operation of our portion of the Nextel digital mobile network involves a high degree of risk. Before we are in a position to commence operations in our undeveloped markets, we will need to:

•	select and acquire appropriate sites for our transmission equipment, or cell sites;
•	purchase and install low–power transmitters, receivers and control equipment, or base radio equipment;
•	build out the physical infrastructure;
•	obtain interconnection services from local telephone service carriers on a timely basis; and
•	test the network.

             Our ability to perform these necessary steps successfully may be hindered by, among other things, any failure:

•	to lease or obtain rights to sites for the location of our base radio equipment;
•	to obtain necessary zoning and other local approvals with respect to the placement, construction and modification of our facilities;
•	to acquire additional necessary radio frequencies from third parties or to exchange radio frequency licenses with Nextel WIP;
•	to commence and complete the construction of sites for our equipment in a timely and satisfactory manner; and
•	to obtain necessary approvals, licenses and permits from federal, state and local agencies, including land use regulatory approvals and approval from the Federal Aviation Administration with respect to the transmission towers that we will be using.

             Before fully implementing our portion of the Nextel digital mobile network in a new market area or expanding coverage in an existing market area, we must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, free up frequency channels now devoted to non–digital transmissions and begin systems optimization.  These processes may take weeks or months to complete, and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies.  In addition, we may experience cost overruns and delays not within our control caused by acts of governmental entities, design changes, material and equipment shortages, delays in delivery and catastrophic occurrences.  Any failure to construct our portion of the Nextel digital mobile network on a timely basis may affect our ability to provide services in our markets on a schedule consistent with our current business plan, and any significant delays could have a material adverse effect on our business. Moreover, if we fail to launch two or more markets in any year within 180 days of the scheduled launch date, or if we fail to complete the build–out of two or more markets in any year within 180 days of the scheduled build–out date, we could be in default of our operating agreements with Nextel WIP, which would impede our ability to execute our business plan.

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

             The level of our outstanding debt greatly exceeds the level of our revenues and stockholders’ equity.  As of March 31, 2001, we had approximately $1.2 billion of total indebtedness outstanding, including trade payables, accrued expenses and amount due Nextel, $325 million outstanding under our credit facility, $354.4 million of senior discount notes outstanding at their accreted value and $400 million of senior notes outstanding.  This indebtedness represented approximately 69% of our total capitalization at that date.  As of March 31, 2001, we also had $28.3 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

             Our large amount of existing indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

•	it limits our ability to obtain additional financing, if needed, to complete the build–out of our portion of the Nextel digital mobile network, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

•	it means that we will need to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, thereby reducing funds available for our build–out, operations or other purposes;

•	it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates;
•	it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below that which we can or are willing to match; and

•	it limits our ability to react to changing market conditions, changes in our industry and economic downturns.

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

             Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our future liquidity until we become cash flow positive, which we anticipate will not occur before 2003.

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

Our future performance will depend on our and Nextel’s ability to succeed in the highly competitive wireless communications transmission industry.

             Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including:

•            If the wireless communications technology used by Nextel and us does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers.  Customer acceptance of the services we offer is and will continue to be affected by technology–based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network.  If we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, including transmission quality issues on Nextel’s portion of the Nextel digital mobile network, or if these issues limit our ability to expand our network coverage or capacity as currently planned, or place either Nextel or us at a competitive disadvantage to other wireless service providers in our markets, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

•            If we or Nextel cannot expand, provide and maintain our respective system coverage on a nationwide basis in the United States, then our growth and operations would be adversely affected.  We will not be able to provide roaming system coverage comparable to that currently available through roaming arrangements from cellular and some personal communication services operators unless and until we and Nextel substantially complete a nationwide digital mobile network.  This places us at a competitive disadvantage, as some other providers currently have roaming agreements that provide coverage of each other’s markets throughout the United States, including areas where our portion and/or Nextel’s portion of the Nextel digital mobile network has not been or will not be built.  In addition, some of our competitors provide their customers with subscriber units with both digital and analog capability, which expands their coverage, while we and Nextel have only digital capability.  We cannot assure you that we will be able to achieve sufficient system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade–off for the enhanced multi– function wireless communications package we provide on our portion and Nextel’s portion of the Nextel digital mobile network.

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

•            If our competitors provide two–way radio dispatch services, we will lose a competitive advantage.  Our two–way radio dispatch services are currently not available through traditional cellular or personal communication services providers; however, if either personal communication services or cellular operators provide two–way radio dispatch or comparable services in the future, our competitive advantage may be impaired, which could have an adverse effect on our revenue.

We may face pressure to reduce our prices, which would adversely affect our operating results.

             We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors’ prices in these markets will decrease.  We may encounter further market pressures to:

•	reduce our digital mobile network service offering prices;
•	restructure our digital mobile network service offering packages to offer more value; or
•	respond to particular short–term, market–specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their service in a particular market.

A reduction in our pricing could have an adverse effect on our revenue and operating results.

Our equipment is more expensive than the equipment of some of our competitors, which may adversely affect our growth and operating results.

             We currently market multi–function digital wireless telephones, providing mobile telephone and private and group dispatch service, in addition to paging and alphanumeric short–text messaging.  Our mobile telephones are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi–function capability.  Although we believe that our multi–function wireless telephones currently are competitively priced compared to multi–function digital cellular and personal communication services telephones, the higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi–service offering.  This may reduce our growth opportunities or profitability.

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

             Critical to our business plan is our success in attracting and retaining large numbers of customers to our portion of the Nextel digital mobile network to generate revenue.  In order to do so, we must develop effective procedures for customer activation, customer service, billing and other support services.  Even if our system is functional on a technical basis, we may encounter other factors that could adversely affect our ability to successfully add customers to our portion of the Nextel digital mobile network, including:

•	inadequate or inefficient systems, business process and related support functions especially as related to customer service and accounts receivable collection; and
•	an inappropriately long length of time between a customer’s order and activation of service for that customer, especially since the current activation time is longer than that of some of our competitors.

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

             The loss of one or more key employees could impair our ability to successfully build out and operate our portion of the Nextel digital mobile network.  We believe that our future success will also depend on our continued ability to attract and retain highly qualified technical and management personnel.  We believe that there is and will continue to be intense competition for qualified personnel in the wireless communications industry. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical and management personnel.

The transmission technology used in the Nextel digital mobile network is different from that used by most other wireless carriers, and, as a result, we might not be able to keep pace with industry standards if more widely–used technologies advance.

             The Nextel digital mobile network uses scattered, non–contiguous radio spectrum near the frequencies used by cellular carriers.  Because of their fragmented character, these frequencies traditionally were only usable for two–way radio calls, such as those used to dispatch taxis and delivery vehicles.  Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls “iDEN.”  We and Nextel are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other wireless networks.

             Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technology without Nextel WIP’s consent.  Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service, and render iDEN technology obsolete.  If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, because of the restrictive provisions in our agreements, we will be less able to compete effectively and could lose customers to our competitors.

We are dependent on Motorola for telecommunications equipment necessary for the operation of our business, and any failure of Motorola to perform would adversely affect our operating results.

             Motorola is currently our sole–source supplier of transmitters used in our network and wireless telephone equipment used by our customers, and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network.  We expect that for the next few years, Motorola, and competing manufacturers who are licensed by Motorola, will be the only manufacturers of wireless telephones that are compatible with the Nextel digital mobile network.  If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer.  We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to receive equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost–effective basis would have an adverse effect on our growth and operations.  We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot assure you that quantities will be sufficient in the future.  Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately among Nextel and us.

We are considering implementing “third-generation” services in the future.  However, if we are unable to do so, or if we are not able to do so in an economical and competitively effective fashion, our operations and growth could be adversely affected.

             Over the next several years we are considering implementing new digital technology, sometimes referred to as “3G” or “third-generation” technology, which could facilitate high-speed, high-volume wireless voice and data transmission and other advanced digital services.  Together with Nextel, we are presently evaluating standards and assessing the potential demand for these third-generation wireless services.  However, significant capital expenditures would likely be required in implementing this third-generation technology, and there can be no guarantee that this technology would provide the advantages that we would expect. As there are several types of third generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies, if the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel Communications does not gain widespread acceptance or perform as expected, or if our competitors develop third-generation technology that is more effective or economical than ours, our business may be adversely affected.

We may not be able to obtain additional spectrum, which may adversely impact our ability to implement our business plan.

             We may seek to acquire additional spectrum, including through participation as a bidder or member of a bidding group in government-sponsored auctions of spectrum.  We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that purpose may not be available on acceptable terms, or at all.  If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced.  Even if we are able to acquire spectrum, we may still require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those associated with the potential provision of any new “third generation” or “3G” wireless services.  This additional capital may not be available.

             We cannot be sure that any future spectrum auctions will occur or, if so, on their currently announced schedules.  For example, the Federal Communications Commission already has postponed on three separate occasions the auction for the majority of the 700 MHz spectrum now being used by broadcast television stations, and that auction is currently scheduled to take place in September 2001, but may be subject to further postponement.  We also cannot be sure:

•         in which auctions we will participate, alone or as a member of a bidding group;

•         whether we or any bidding group in which we are a participant will be a successful bidder and will be awarded spectrum licenses in any auction; and

•         what amounts would be required to be bid to prevail in any auction.

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

             The FCC has the right to revoke licenses at any time for cause, including failure to comply with the terms of the licenses, failure to continue to qualify for the licenses, malfeasance or other misconduct.  In addition, at the end of a ten–year term, we will have to apply to the FCC for renewal of some of our licenses to provide our core services, which combine wireless telephone service with dispatch and paging features.  We cannot assure you that these licenses will be renewed.

RISK FACTORS RELATING TO OUR CAPITAL STRUCTURE

Nextel WIP has approval rights that allow it to exert significant influence over our operations, and it can acquire additional shares of our stock.

             Pursuant to our amended shareholders’ agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

•	make a material change in our technology;
•	modify our business objectives in any way that is inconsistent with our objectives under our material agreements, including our operating agreements with Nextel WIP;
•	dispose of all or substantially all of our assets;
•	make a material change in or broaden the scope of our business beyond our current business objectives; or
•	enter into any agreement the terms of which would be materially altered in the event that Nextel WIP either exercises or declines to exercise its rights to acquire additional shares of our stock under the terms of the amended shareholders’ agreement or our restated certificate of incorporation.

These approval rights relate to significant transactions, and decisions by the Nextel WIP–designated director could conflict with those of our other directors, including our independent directors.

             The amended shareholders’ agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder, and could result in a change of control of us.  Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty–free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect.  Such an agreement would be subject to approval by the FCC.

Certain significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our stockholders.

             As of March 31, 2001, our officers, directors and greater than 5% stockholders together controlled approximately 72.6% of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

             In addition, under our amended shareholders’ agreement, Nextel WIP, Madison Dearborn Partners and Eagle River each have the right to designate a member to our six–member board of directors.  We cannot be certain that any conflicts that arise between the interests of our company and those of these stockholders will always be resolved in our favor.  Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

             DLJ Merchant Banking, Madison Dearborn Partners and Eagle River each own significant amounts of our capital stock and each currently has a representative on our board of directors.  Each of these entities or their affiliates has significant investments in other telecommunications businesses, some of which may compete with us currently or in the future.  We do not have a noncompetition agreement with any of our stockholders, and thus their or their affiliates’ current and future investments could create conflicts of interest.

Anti–takeover provisions affecting us could prevent or delay a change of control that stockholders may favor.

             Provisions of our organizational documents, amended shareholders’ agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable.  We have authorized the issuance of “blank check” preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty–free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect.  Such an agreement would be subject to approval by the FCC.  Moreover, a change of control could trigger an event of default under provisions in our credit facility and the indentures governing our senior discount notes and our existing senior notes.  These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of, and the voting and other rights of the holders of, our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

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

FORWARD–LOOKING STATEMENTS

Our forward–looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

             Some statements and information contained in this report are not historical facts, but are forward–looking statements.  They can be identified by the use of forward–looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties.  We warn you that these forward–looking statements are only predictions, subject to risks and uncertainties, including financial, regulatory environment, industry growth and trend predictions.  Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.”  Such forward–looking statements include, but are not limited to, statements with respect to the following:

•	our plan for meeting our scheduled build–out for commercial launch of markets within our portion of the Nextel digital mobile network;
•	our business plan, its advantages and our strategy for implementing our plan;
•	general economic conditions in the geographic areas and occupational markets that we are targeting in our portion of the Nextel digital mobile network;
•	our expectation regarding the continued successful performance and market acceptance of the technology we use;
•	our ability to attract and retain sufficient subscribers;
•	our anticipated capital expenditures and funding requirements, including our ability to access sufficient debt or equity capital to meet operating and financing needs;
•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;
•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability;
•	our ability to timely and successfully accomplish required scale–up of our billing, collection, customer care and similar back–office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;
•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally; and
•	other risks and uncertainties described from time to time in our reports filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

             We are subject to market risks arising from changes in interest rates. Our primary interest rate exposure results from changes in LIBOR or the prime rate which are used to determine the interest rate applicable to the term loans of our subsidiary under our credit facility. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million of these borrowings, respectively, to partially hedge our interest rate exposure. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.2 million.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

             From time to time, we are subject to legal proceedings and claims in the ordinary course of business.  We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition and operating results.

Item 6.  Exhibits and Reports on Form 8-K

(a)	List of Exhibits.
	Exhibit Number	Exhibit Description
	10.2(b)	Amendment No. 2 to Amended and Restated Shareholders’ agreement dated March 20, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
	10.2(c)	Amendment No. 3 to Amended and Restated Shareholders’ Agreement dated April 18, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
	10.6	First Amendment to IPO Approval and Lockup Agreement, dated April 18, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, II, LP, Madison Dearborn Capital Partners II, L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, Dave Aas, Perry Satterlee, Mark Fanning, and Don Manning.
(b)	Reports on Form 8-K:
None.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.

Date: May 11, 2001	By: /s/ JOHN D. THOMPSON
John D. Thompson
Chief Financial Officer and Treasurer