Form 10-Q
period 2001-06-30
NEXTEL PARTNERS INC
filed 2001-08-13
CIK 1085707

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

             Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Outstanding Title of Class	Number of Shares on August 1, 2001
Class A Common Stock	165,348,108 shares
Class B Common Stock	79,056,228 shares

NEXTEL PARTNERS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NEXTEL PARTNERS, INC.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2001	2000

ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$336,992	$493,552
Short-term investments	293,085	434,794
Accounts receivable, net of allowance $2,273 and $1,398, respectively	55,870	34,912
Subscriber equipment inventory	4,893	3,146
Other current assets	11,236	17,522

Total current assets	702,076	983,926

PROPERTY, PLANT AND EQUIPMENT, at cost	811,805	583,956
Less - accumulated depreciation	(82,871)	(51,254)

Property, plant and equipment, net	728,934	532,702

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $6,008 and $3,608, respectively	266,717	245,295
Debt issuance costs, net of accumulated amortization of $7,187 and $5,381, respectively, and other assets	27,761	28,961
Receivable from officer	2,200	2,200

Total non-current assets	296,678	276,456

TOTAL ASSETS	$1,727,688	$1,793,084

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$96,198	$78,805
Accrued expenses	45,241	39,518
Due to Nextel	3,442	2,100

Total current liabilities	144,881	120,423

LONG-TERM OBLIGATIONS
Credit facility - term B and C	325,000	325,000
14% Senior discount notes due 2009	366,603	342,684
11% Senior notes due 2010	400,000	400,000
Other long-term liabilities	12,963	7,245

Total long-term obligations	1,104,566	1,074,929

Total liabilities	1,249,447	1,195,352

COMMITMENTS AND CONTINGENCIES (See Notes)

REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	29,202	27,517

STOCKHOLDERS' EQUITY
Common stock, Class A, par value $.001 per share, 165,348,108 and 165,015,002 shares, respectively, issued and outstanding, and paid-in capital	865,127	864,706
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(543,801)	(405,773)
Subscriptions receivable from stockholders	(7,344)	(7,411)
Deferred compensation	(28,255)	(44,619)

Total stockholders' equity	449,039	570,215

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,727,688	$1,793,084

The accompanying notes are an integral part of these condensed consolidated financial statements. NEXTEL PARTNERS, INC.
Condensed Consolidated Statements of Operations
(dollars in thousands, except for share and per share amounts)

	For the three months ended June 30,		For the six months ended June 30,

	2001	2000	2001	2000

	(unaudited)		(unaudited)

REVENUES:

Service revenues (Received from Nextel WIP $14,490, $4,984, $24,052, and $8,830, respectively.)	$82,912	$25,321	$145,995	$40,116
Equipment revenues	3,021	1,191	5,484	1,897

Total revenues	85,933	26,512	151,479	42,013

OPERATING EXPENSES:

Cost of service revenues (Paid to Nextel WIP $14,486, $4,209, $24,185, and $6,370, respectively.)	46,668	17,225	80,037	28,433
Cost of equipment revenues	12,885	6,159	24,516	9,609
Selling, general and administrative (exclusive of stock based compensation expense shown below) (Paid to Nextel WIP $1,324, $831, $2,175, and $1,564, respectively.)	49,453	28,683	92,854	48,514
Stock based compensation	7,931	17,017	15,617	35,053
Depreciation and amortization	19,825	7,525	34,186	12,564

Total operating expenses	136,762	76,609	247,210	134,173

LOSS FROM OPERATIONS	(50,829)	(50,097)	(95,731)	(92,160)
Interest expense, net	(29,272)	(21,982)	(61,453)	(43,596)
Interest income	9,132	16,265	22,628	28,077

LOSS BEFORE INCOME TAX PROVISION	(70,969)	(55,814)	(134,556)	(107,679)
Income tax provision	-	-	-	-

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(70,969)	(55,814)	(134,556)	(107,679)

Extraordinary item — loss on early retirement of debt, net of $0 income tax	-	(23,485)	-	(23,485)
Cumulative effect of change in accounting principle, net of $0 income tax	-	-	(1,787)	-

NET LOSS	(70,969)	(79,299)	(136,343)	(131,164)
Manditorily redeemable preferred stock dividends	(860)	(763)	(1,685)	(4,054)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(71,829)	$(80,062)	$(138,028)	$(135,218)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.29)	$(0.24)	$(0.56)	$(0.66)
Extraordinary item	$-	$(0.10)	-	(0.14)
Cumulative effect of change in accounting principle	$-	$-	$(0.01)	$-

	$(0.29)	$(0.34)	$(0.57)	$(0.80)

Weighted average number of shares outstanding	244,344,552	236,362,555	244,279,686	168,682,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC.
Condensed Consolidated Statement of Changes in Stockholders' Equity
(dollars in thousands)
For the Six Months Ended June 30, 2001

	Preferred Stock		Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In Capital

	Shares	Amount	Shares	Amount	Shares	Amount	Warrants Outstanding	Other Paid-In Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Compensation	Totals

BALANCE
December 31, 1999	216,727,272	$36	9,593,328	$145,420	-	$-	$3,847	$357,028	$(134,966)	$(83,048)	$(117,701)	$170,616
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	-	-	-	(208,142)	-	-	-	-
Series C preferred stock	(64,672,626)	(11)	-	-	64,672,626	110,742	-	(110,731)	-	-	-	-
Series D preferred stock	(13,110,000)	(2)	-	-	13,110,000	22,266	-	(22,264)	-	-	-	-
Series B preferred stock reclassed	(13,110,000)	(2)	-	-	-	-	-	(21,848)	-	-	-	(21,850)
Series B redeemable preferred stock dividend	-	-	-	-	-	-	-	-	(5,667)	-	-	(5,667)
Initial public offering stock issued	-	-	27,025,000	540,500	-	-	-	-	-	-	-	540,500
Net loss	-	-	-	-	-	-	-	-	(265,140)	-	-	(265,140)
Equity issuance costs	-	-	-	(31,223)	-	(5,957)	-	5,957	-	-	-	(31,223)
Deferred compensation - options forfeited	-	-	-	(2,938)	-	-	-	-	-	-	2,938	-
Vesting of deferred compensation	-	-	-	-	-	-	-	-	-	-	70,144	70,144
Subscription receivable from stockholders	-	-	-	-	-	-	-	-	-	75,637	-	75,637
Warrants exercised by stockholders	-	-	2,434,260	3,851	-	-	(3,847)	-	-	-	-	4
Class B common stock issued	-	-	-	-	1,273,602	36,261	-	-	-	-	-	36,261
Stock options exercised	-	-	85,000	142	-	-	-	-	-	-	-	142
Stock issued for employee stock purchase plan	-	-	42,768	791	-	-	-	-	-	-	-	791

BALANCE
December 31, 2000	-	-	165,015,002	864,706	79,056,228	163,312	-	-	(405,773)	(7,411)	(44,619)	570,215
Series B redeemable preferred stock dividend	-	-	-	-	-	-	-	-	(1,685)	-	-	(1,685)
Net loss	-	-	-	-	-	-	-	-	(136,343)	-	-	(136,343)
Deferred compensation - options forfeited	-	-	-	(747)	-	-	-	-	-	-	747	-
Vesting of deferred compensation	-	-	-	-	-	-	-	-	-	-	15,617	15,617
Subscription receivable from stockholders	-	-	-	-	-	-	-	-	-	67	-	67
Stock options exercised	-	-	272,898	466	-	-	-	-	-	-	-	466
Stock issued for employee stock purchase plan	-	-	60,208	702	-	-	-	-	-	-		702

BALANCE
June 30, 2001 (unaudited)	-	$-	165,348,108	$865,127	79,056,228	$163,312	$-	$-	$(543,801)	$(7,344)	$(28,255)	$449,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30,

	2001	2000

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,343)	$(131,164)
Adjustments to reconcile net loss to net cash used in operating activities
Cumulative effect of change in accounting principle	1,787	-
Depreciation and amortization	34,186	12,564
Amortization of debt issuance costs	1,809	1,486
Interest accretion for senior discount notes	21,244	21,977
Extraordinary loss on retirement of debt	-	23,485
Fair value adjustments of hedges	2,083	-
Stock based compensation	15,617	35,053
Allowance for doubtful accounts	1,332	(293)
Gain on deferred sale-leaseback	(298)	(110)
Loss on disposal of assets	2	-
Change in current assets and liabilities:
Accounts receivable	(22,290)	(9,172)
Subscriber equipment inventory	(1,747)	(4,911)
Other current assets	6,237	(3,501)
Accounts payable, accrued expenses and other liabilities	4,613	11,258
Operating advances due to/(from) Nextel WIP	1,342	(2,969)

Net cash used in operating activities	(70,426)	(46,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(211,089)	(122,228)
Proceeds from sale of assets	5,473	6,422
FCC licenses	(22,898)	(1,919)
Proceeds from sale (purchase) of short-term investments	141,709	(367,192)

Net cash used in investing activities	(86,805)	(484,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	540,500
Proceeds from borrowings	-	200,000
Payment to redeem 14% senior discount notes	-	(191,233)
Exercise warrants	-	4
Stock Options Exercised	466	-
Proceeds from stock issued for employee stock purchase plan	702	-
Restricted cash transfer	-	175,000
Proceeds from equity contributions	67	36,506
Equity costs	-	(31,091)
Debt issuance costs	(564)	(5,641)

Net cash provided by financing activities	671	724,045

NET INCREASE IN CASH AND CASH EQUIVALENTS	(156,560)	192,831

CASH AND CASH EQUIVALENTS, beginning of period	493,552	154,273

CASH AND CASH EQUIVALENTS, end of period	$336,992	$347,104

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Capitalized interest on accretion of senior discount notes	$2,675	$5,513

Accretion of redeemable preferred stock dividends	$1,685	$4,054

CASH PAID FOR INTEREST, net of capitalized amount	$36,123	$13,316

The accompanying notes are an integral part of these condensed consolidated financial statements. NEXTEL PARTNERS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.          BASIS OF PRESENTATION

             Our interim financial statements for the three-month and six-month periods ended June 30, 2001 and 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001.

             The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods.  The Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2000 has been restated to reflect the impact of Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.”  The results of operations for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  OPERATIONS

Description of Business

             Nextel Partners provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission, or FCC. Our operations are primarily conducted by Nextel Partners Operating Corporation (“OPCO”), our wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

             Our digital network (“Nextel digital mobile network”) has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”). In January 1999, we entered into a joint venture agreement with Nextel WIP Corp., a wholly owned subsidiary of Nextel Communications, Inc., or Nextel.  The Nextel relationship was created to accelerate the build-out of the Nextel digital mobile network by granting us the exclusive right to offer wireless communications services under the Nextel brand in selected mid-sized and smaller markets. Various operating agreements entered into by our subsidiaries and Nextel WIP (see Note 7) provide for support services to be provided by Nextel WIP, as required.

3.  SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risk

             We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentration of credit risk.

             We are a party to certain equipment purchase agreements with Motorola (see Note 7). For the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to construct and make operational our digital mobile network as well as for the provision of digital mobile telephone handsets and accessories.

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

Net Loss per Share

             As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.  For the three and six months ended June 30, 2001 and 2000, approximately 8.2 million and 4.7 million shares, respectively, of our Class A common stock subject to stock options were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

             The basic and diluted net loss per share for the three and six months ended June 30, 2001 and 2000 is computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding for the six months ended June 30, 2000 does not represent a complete reporting period since the initial public offering was consummated on February 25, 2000.  In addition, net loss attributable to common stockholders increased by the amount of the accrued dividend on the Series B redeemable preferred stock.

Supplemental Cash Flow Information

             The following table presents capital expenditures including the amounts that were accrued or financed and adjustments for non-cash capitalized interest:

	For the Six Months Ended June 30,
	2001	2000

	(in thousands)
Capital expenditures	$228,410	$117,224
Capitalized interest	4,745	6,667
Non-cash capitalized interest	(1,751)	(3,479)
Accrued capital expenditures and adjustments	(20,315)	1,816

Capital expenditures (reported)	$211,089	$122,228

Sale-Leaseback Transactions

             On October 13, 1999, we signed a Letter of Agreement with Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. ("Spectrasite") and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash.  Subsequently, we leased space on the telecommunication towers from Spectrasite pursuant to a master lease agreement.  For the three months ended June 30, 2001 and 2000, we received cash proceeds of approximately $2.5 million and $900,000, respectively, and for the six months ended June 30, 2001 and 2000, we received cash proceeds of approximately $5.5 million and $6.4 million, respectively, for the assets sold to Spectrasite.  These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks.   Any gain recognized on the sale of assets is deferred and amortized over the life of the lease.

FCC Licenses

             FCC operating licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 40 years. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services (“PCS”) and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. Amortization begins with the commencement of service to customers in a particular market. Amortization expense of approximately $1.3 million and $639,000 was recorded for the three months ended June 30, 2001 and 2000, respectively, and approximately $2.4 million and $922,000 was recorded for the six months ended June 30, 2001 and 2000, respectively.

Interest Rate Risk Management

             We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposure. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our $325 million term loans. This interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed rate obligations. Prior to January 1, 2001, amounts paid or received under the interest rate swap agreement were accrued as interest rates changed and were recognized over the life of the swap agreement as an adjustment to interest expense. The fair value of the swap agreement was not recognized in the consolidated financial statements since the swap agreement met the criteria for hedge accounting prior to adoption of SFAS 133.

             On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value.  The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income.  These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled.  The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges.  Initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle.  For the three months ended June 30, 2001, we recorded a non-cash, non-operating charge of $0.3 million related to the decline in the market value of interest rate swap agreements.  For the six months ended June 30, 2001, we recorded a non-cash, non-operating charge of $3.9 million related to the market value of interest rate swap agreements, of which $1.8 million has been reflected as a cumulative effect of change in accounting principle, and the remainder has been reflected in interest expense.

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

Recently Issued Accounting Pronouncements

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We are in the process of evaluating the financial statement impact of the adoption of SFAS Nos. 141 and 142.

4.  PROPERTY AND EQUIPMENT

	June 30, 2001	December 31, 2000

	(in thousands)

Building and improvements	$3,026	$2,774
Equipment	570,991	443,043
Furniture and Fixtures	23,937	21,641
Less - accumulated depreciation	(82,871)	(51,254)

Subtotal	515,083	416,204
Construction in progress	213,851	116,498

Total property and equipment	$728,934	$532,702

5.  LONG-TERM DEBT

	June 30, 2001	December 31, 2000

	(in thousands)

14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $153.4 million at June 30, 2001 and $177.3 million at December 31, 2000	$366,603	$342,684
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	400,000
Bank Credit Facility—Term B Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	175,000	175,000
Bank Credit Facility—Term C Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	150,000	150,000

Total long–term debt	$1,091,603	$1,067,684

Senior Redeemable Discount Notes

             On January 29, 1999, we completed the issuance of Senior Redeemable Discount Notes due 2009 (the “1999 Notes”). The aggregate accreted value of the 1999 Notes was to increase from $406.4 million at issuance at a rate of 14%, compounded semi-annually, to a final accreted value equal to a principal amount at maturity of $800 million. On April 18, 2000 we redeemed 35% of the 1999 Notes for approximately $191.2 million, net of an extraordinary loss of approximately $23.5 million for early retirement of debt. The redemption was made with some of the proceeds received by us from our initial public offering of Class A common stock. The remaining aggregate accreted value of the 1999 Notes will increase at a rate of 14%, compounded semi-annually, to a final accreted value equal to a principal amount at maturity of $520 million. Thereafter, the 1999 Notes bear interest at a rate of 14% per annum payable semi-annually in arrears.

             The 1999 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of June 30, 2001, we were in compliance with applicable covenants.

Bank Credit Facility

             On January 29, 1999, we, through OPCO, entered into a credit facility (“Term B Loan”) with a syndicate of banks and other financial institutions led by Donaldson, Lufkin and Jenrette Securities Corporation, as arranger (“DLJSC”), and DLJ Capital Funding, Inc., as syndication agent (“DLJ Capital”). The Term B Loan includes a $175 million term loan facility and, initially, a $100 million revolving credit facility. The Term B Loan has a maturity of nine years. The revolving credit facility terminates eight years from the initial funding.  As of June 30, 2001, no amounts were outstanding under the $100 million revolving credit facility.

             On September 9, 1999, we, through OPCO, entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with a syndicate of banks and other financial institutions with DLJ Capital Funding, Inc. as syndication agent. The parties agreed to amend and restate in its entirety the credit agreement to, among other things, obtain from certain of the Lenders an additional term loan commitment (“Term C Loan”) in the maximum aggregate principal amount of $150 million. The Term C Loan facility has a maturity of nine years. As of June 30, 2001, we were in compliance with applicable covenants under our bank credit facility.

11% Senior Notes

             On March 10, 2000, we issued 11% Senior Notes due 2010 with an aggregate principal amount of $200 million, and on July 27, 2000, issued an additional $200 million of 11% Senior Notes, each in a private placement (the “2000 Notes”).  We exchanged the 2000 Notes issued in March 2000 and July 2000 for registered notes having the same financial terms and covenants.  Interest accrues for the 2000 Notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year. These notes contain certain financial and other covenants.  As of June 30, 2001, we were in compliance with applicable covenants.

6.  COMMITMENTS AND CONTINGENCIES

Regulatory Matters

             The FCC issues Specialized Mobile Radio (“SMR”) licenses on both a site-specific and wide-area basis. Each license enables SMR carriers to provide service either on a site-specific basis, in specific 800 MHz Economic Areas (“EA”) or 900 MHz Metropolitan Trading Areas (“MTA”) in the United States. Currently, SMR licenses are issued for a period of ten years and are subject to certain construction and operational requirements.

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

7.  RELATED PARTY TRANSACTIONS

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

             For the three months ended June 30, 2001 and 2000, we purchased approximately $58.4 million and $35.8 million, respectively, and $94.4 million and $61.3 million for the six months ended June 30, 2001 and 2000, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreements

             We and Nextel WIP entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999.  The Joint Venture Agreement defines the relationships, rights and obligations between the parties.

             The Roaming Agreement provides that each party pays the other's monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider’s territory. For the three months ended June 30, 2001 and 2000, we earned approximately $14.5 million and $5.0 million, respectively, and for the six months ended June 30, 2001 and 2000, $24.1 million and $8.8 million, respectively, from Nextel customers roaming on our system, which amounts are included in service revenues.

             During the first six months of 2001 and 2000, recorded as part of cost of service revenues, we paid Nextel WIP $24.2 million and $6.4 million, respectively, for various services, including specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs.  For the three months ended June 30, 2001 and 2000 we paid approximately $14.5 million and $4.2 million, respectively, for such services.

             Under the Transition Services Agreement, certain telemarketing, customer care, fulfillment, activations and billing functions are made available to OPCO.  For the three and six months ended June 30, 2001, we were charged approximately $979,000 and $1.6 million, respectively, for these services and $605,000 and $1.1 million, respectively, for the same periods in 2000.  Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis.  We pay to Nextel a fee, based on Nextel’s cost, for these services. For the three months ended June 30, 2001 and 2000 we were charged approximately $345,000 and $226,000, respectively, and for the six months ended June 30, 2001 and 2000 we were charged approximately $623,000 and $432,000, respectively, for these services.  Both the transition and back office information services are included in selling, general and administrative expenses.

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

             Please read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

             We provide digital wireless communications services in mid-sized and smaller markets throughout the United States.  We hold or have the right to use wireless frequencies in 58 markets where over 50 million people, or Pops, live and work.  We are licensed or have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas.  As of June 30, 2001, we had commercial operations in markets with total Pops of approximately 42.4 million and the ability to offer service to, or cover, approximately 28.8 million Pops. These operational markets are in Alabama, Arkansas, Central Illinois, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, Pennsylvania, Tennessee, Texas, Virginia, and Wisconsin.

             As of June 30, 2001, we had approximately 358,900 digital subscribers. Our subscriber base grew 196.6% compared to June 30, 2000, with an ending subscriber count of approximately 121,000 for that period.

             In June 2000 we introduced Wireless Web services (formerly known as Nextel Online) and by the end of 2000 we offered this data service in all of our launched markets.  Wireless Web service provides Internet-capable subscriber units with wireless Internet services, including web-based applications and content.  As of June 30, 2001, we had approximately 125,000 data subscribers.

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

Selected Consolidated Financial Data

             The following tables present selected consolidated financial data derived from unaudited financial statements for the three and six months ended June 30, 2001 and 2000.  In addition, operating data for the same periods are presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

	(unaudited)		(unaudited)
	(dollars in thousands except for per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues	$82,912	$25,321	$145,995	$40,116
Equipment revenues	3,021	1,191	5,484	1,897

Total revenues	85,933	26,512	151,479	42,013
Operating expenses:
Cost of service revenues	46,668	17,225	80,037	28,433
Cost of equipment revenues	12,885	6,159	24,516	9,609
Selling, general and administrative	49,453	28,683	92,854	48,514

EBITDA(1)	(23,073)	(25,555)	(45,928)	(44,543)
Stock based compensation	7,931	17,017	15,617	35,053
Depreciation and amortization	19,825	7,525	34,186	12,564

Total operating expenses	136,762	76,609	247,210	137,173

Operating income (loss)	(50,829)	(50,097)	(95,731)	(92,160)
Other income (expense):
Interest expense, net	(29,272)	(21,982)	(61,453)	(43,596)
Interest income	9,132	16,265	22,628	28,077

Total other (expense)	(20,140)	(5,717)	(38,825)	(15,519)

Loss before income tax provision	(70,969)	(55,814)	(134,556)	(107,679)
Income tax provision	—	—	—	—

Loss before extraordinary item and cumulative effect of change in accounting principle	(70,969)	(55,814)	(134,556)	(107,679)
Extraordinary item — loss on early retirement of debt, net of $0 income tax	—	(23,485)	—	(23,485)
Cumulative effect of change in accounting principle, net of $0 income tax	—	—	(1,787)	—

Net loss	(70,969)	(79,299)	(136,343)	(131,164)
Mandatorily redeemable preferred stock dividends	(860)	(763)	(1,685)	(4,054)

Loss attributable to common stockholders	$(71,829)	$(80,062)	$(138,028)	$(135,218)

Loss per share attributable to common stockholders, basic and diluted:
Loss before extraordinary item and cumulative effect of change in accounting principle attributable to common stockholders	$(0.29)	$(0.24)	$(0.56)	$(0.66)
Extraordinary item — loss on early retirement of debt	$—	$(0.10)	$—	$(0.14)
Cumulative effect of change in accounting principle	$—	$—	$(0.01)	$—

Net loss per share attributable to common stockholders	$(0.29)	$(0.34)	$(0.57)	$(0.80)

	June 30, 2001	December 31, 2000

	(unaudited)
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short–term investments(1)	$630,077	$928,346
Plant, property and equipment, net	728,934	532,702
FCC operating licenses, net	266,717	245,295
Total assets	1,727,688	1,793,084
Current liabilities	144,881	120,423
Long–term debt	1,091,603	1,067,684
Series B redeemable preferred stock	29,202	27,517
Total stockholders' equity	449,039	570,215

	Six Months Ended June 30,

	2001	2000

	(unaudited)
	(dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	29	18
Subscribers (end of period)	358,900	121,000
EBITDA as adjusted(2)	$(45,928)	$(44,543)
Capital expenditures(3)	$228,410	$117,224

(1)	Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months..

(2)	EBITDA as adjusted represents net loss before interest expense, interest income, depreciation, amortization, and stock-based compensation expense. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA as adjusted should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, we have presented EBITDA as adjusted to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. EBITDA as adjusted is not a measure determined under generally accepted accounting principles. Also, EBITDA as adjusted as calculated above may not be comparable to similarly titled measures reported by other companies

(3)	Capital expenditures are exclusive of capitalized interest but include accrued or financed capital. Capital expenditures are required to purchase network equipment, such as switching and radio transmission equipment. Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment and computer and telephone systems.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues

             Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 227.4% to $82.9 million for the three months ended June 30, 2001 compared to $25.3 million recognized during the three months ended June 30, 2000 (restated for SAB 101).  Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to the use by Nextel subscribers on our portion of the Nextel digital mobile network.  Roaming revenues for the second quarter of 2001 accounted for approximately 17.4% of our service revenues, as compared to 19.4% for the second quarter of 2000.

             In December 2000 we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” effective January 1, 2000.  This change in our revenue recognition policy became effective January 1, 2000 and as such, quarterly results for the three months ended June 30, 2000 have been restated.  Under this new policy, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship.  Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss.  The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

             The following table shows results for the three months ended June 30, 2001 and 2000 without the impact of SAB 101.

	For the Three Months Ended

	June 30, 2001	June 30, 2000
	(Pre-SAB 101)
Revenues:
Service revenues	$83,394	$25,716
Equipment revenues	5,788	5,997

Total revenues	$89,182	$31,713

Operating expenses:
Cost of equipment revenues	$16,134	$11,360

EBITDA	$(23,073)	$(25,555)

             Equipment revenues reported for the second quarter of 2001 adjusted in accordance with the implementation of SAB 101 were $3.0 million compared to $1.2 million reported for the second quarter of 2000, representing an increase of $1.8 million, or 153.7%. Without adjusting for the impact of SAB 101, equipment revenues would have decreased 3.5% from the second quarter of 2000 to the second quarter of 2001 to $5.8 million. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors. We defer recognition of such sales until the distributors sell the merchandise.

             Total revenues increased 224.1% to $85.9 million during the second quarter of 2001 as compared to $26.5 million generated in the second quarter of 2000 restated for SAB 101. This growth in revenues was due to launching new markets along with increased revenues of approximately $34.6 million, or 115.7%, from existing markets.  The following table sets forth those markets launched during 2001:

Markets	Market Launch

Roanoke,Lynchburg,Charlottesville, VA	2nd Quarter 2001
Green Bay, Fond du Lac, Appleton, Sheboygan, WI	2nd Quarter 2001
Eau Claire, La Crosse, WI	2nd Quarter 2001
Duluth, MN	2nd Quarter 2001
Rochester, Mankato, MN	2nd Quarter 2001
Hattiesburg, Jackson, MS	2nd Quarter 2001
Evansville, Owensboro KY/IN	1st Quarter 2001
Laredo, TX	1st Quarter 2001
Little Rock, AR	1st Quarter 2001
Abilene, TX	1st Quarter 2001
Terre Haute, IN	1st Quarter 2001
Albany, GA	1st Quarter 2001
Dothan, Auburn – Opelika, AL	1st Quarter 2001
Fayetteville-Springdale, Ft. Smith, Pine Bluff, AR	1st Quarter 2001
Columbus, GA/AL	1st Quarter 2001

             Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU decreased $2 to $71 for the quarter ended June 30, 2001 as compared to $73 for the quarter ended June 30, 2000.  We attribute the lower ARPU to competitive pricing.  The following table sets forth our recent revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Three Months Ended June 30, 2001	% of Consolidated Revenues	For the Three Months Ended June 30, 2000	% of Consolidated Revenues

Service and roaming revenues	$82,912	96%	$25,321	96%
Equipment revenues	3,021	4%	1,191	4%

Total revenues	$85,933	100%	$26,512	100%

ARPU (1)	$71		$73

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

             For the second quarter of 2001, our cost of service revenues was $46.7 million as compared to $17.2 million for the same period in 2000, representing an increase of 170.9%.  The increase in costs was primarily the result of bringing on-air approximately 1,020 additional cell sites during the period from June 30, 2000 to June 30, 2001 for a total of 2,021 operating cell sites as of June 30, 2001, as well as an increase in airtime usage.   Increased airtime usage resulted from the growth in number of subscribers from 2000 along with the increased minutes of use per subscriber.  We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

Cost of Equipment Revenues

             Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues reported for the second quarter of 2001 adjusted for SAB 101 was $12.9 million.  Without the effect of SAB 101, our cost of equipment revenues for the second quarter of 2001 would have been $16.1 million compared to $11.4 million for the same period in 2000, representing an increase of 42.0%.  The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $9.9 million for the second quarter of 2001, adjusted for SAB 101, compared to a loss of $5.0 million for the same period in 2000.  Net equipment margin for the second quarter of 2001, without SAB 101, would have been a loss of $10.3 million as compared to $5.4 million for the same period in 2000.  We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

             Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the second quarter of 2001 these costs were $49.5 million as compared to $28.7 million for the same period in 2000, representing an increase of 72.4%.

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

             General and administrative costs relate to corporate personnel overhead including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations.  Our general and administrative costs increased as a result of our:

•	hiring employees for our functional departments and offices to support the growth of the new and existing markets;

•	staffing and operating our customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and

•	hiring employees to maintain and support systems.

Stock-Based Compensation Expense

             For the three months ended June 30, 2001 and 2000, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $7.9 million and $17.0 million, respectively. This expense is a non-cash expense. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights.  At our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

Depreciation and Amortization Expense

             For the second quarter of 2001, our depreciation and amortization expense was $19.8 million as compared to $7.5 million for the same period in 2000, representing an increase of 163.5%. The $12.3 million increase related primarily to depreciating the wireless network assets for the approximately 1,020 additional cell sites placed in service from June 30, 2000 to June 30, 2001, along with the costs related to the furniture and equipment purchased to set up the new offices and amortizing additional FCC-licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

             Interest expense, net of capitalized interest, increased from $22.0 million for the second quarter of 2000 to $29.3 million for the same period in 2001, representing an increase of 33.2%.  The increase was due to the issuance of $200 million in 11% senior notes in July 2000 and the interest accretion on the 14% senior discount notes.

             For the second quarter of 2001, interest income was $9.1 million, compared to $16.3 million for the same period in 2000, representing a decrease of 43.9%.  This decrease was due to a reduction in our cash balance because of additional spending related to the network build-out and a decline in interest rates on our short term investments.

Net Loss

             For the second quarter of 2001 we had losses attributable to common stockholders of approximately $71.8 million as compared to a loss of $80.1 million for the same period in 2000, representing a decrease of 10.3%.  For 2000, we recorded a loss of $23.5 million for the early retirement of 14% senior notes.  Expenses for 2001 increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Six Months Ended June  30, 2001 Compared to Six Months Ended June  30, 2000

Revenues

             Service revenues increased 263.9% to $146.0 million for the six months ended June 30, 2001 as compared to $40.1 million recognized during the six months ended June 30, 2000 (restated for SAB 101). Roaming revenues for the first six months of 2001 accounted for approximately 16.4% of our service revenues, as compared to 21.7% for the first six months of 2000.

             The following table shows results for the six months ended June 30, 2001 and 2000 without the impact of SAB 101.

	For the Six Months Ended
	June 30, 2001	June 30, 2000
	(Pre-SAB 101)

Revenues:
Service revenues	$146,828	$40,699
Equipment revenues	10,318	9,523

Total revenues	$157,146	$50,222

Operating expenses:
Cost of equipment revenues	$30,183	$17,818

EBITDA	$(45,928)	$(44,543)

             Equipment revenues reported for the six months ended June 30, 2001 adjusted in accordance with the implementation of SAB 101 were $5.5 million as compared to $1.9 million reported for the same period in 2000, representing an increase of $3.6 million, or 189.1%. Without adjusting for the impact of SAB 101, equipment revenues would have, increased 8.3%, or $795,000, from the first six months of 2000 to the first six months of 2001 to $10.3 million.

             Total revenues increased 260.6% to $151.5 million during the first six months of 2001 as compared to $42.0 million generated in the first six months of 2000. This growth in revenues was due to launching new markets along with increased revenues of approximately $41.6 million, or 118.8%, from existing markets.

             Our ARPU increased $1 to $71 for the six months ended June 30, 2001, as compared to $70 for the six months ended June 30, 2000.  We credit the higher ARPU to increased minutes used by subscribers and additional features such as voice mail, short message services, Wireless Web services (formerly known as Nextel Online) and Nextel Worldwide products.  The following table sets forth our recent revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Six Months Ended June 30, 2001	% of Consolidated Revenues	For the Six Months Ended June 30, 2000	% of Consolidated Revenues

Service and roaming revenues	$145,995	96%	$40,116	95%
Equipment revenues	5,484	4%	1,897	5%

Total revenues	$151,479	100%	$42,013	100%

ARPU (1)	$71		$70

(1)	ARPU was not adjusted for SAB 101 and does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Cost of Service Revenues

             For the first six months of 2001, our cost of service revenues was $80.0 million as compared to $28.4 million for the same period in 2000, representing an increase of 181.5%.  The increase in costs was primarily the result of bringing on-air approximately 1,020 additional cell sites from June 30, 2000 to June 30, 2001, as well as an increase in airtime usage.   Increased airtime usage resulted from the growth in number of subscribers from 2000 along with the increased minutes of use per subscriber.  We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

Cost of Equipment Revenues

             Our cost of equipment revenues reported for the first six months of 2001 adjusted for SAB 101 was $24.5 million.  Without the effect of SAB 101, our cost of equipment revenues for the first six months of 2001 would have been $30.2 million as compared to $17.8 million for the same period in 2000, representing an increase of 69.4%.  The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $19.0 million for the first six months of 2001, adjusted for SAB 101, as compared to a loss of $7.7 million for the same period in 2000.  Net equipment margin for the first six months of 2001, without SAB 101, would have been a loss of $19.9 million as compared to $8.3 million for the same period in 2000.  We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

             For the first six months of 2001 selling, general and administrative expenses were $92.9 million as compared to $48.5 million for the same period in 2000, representing an increase of 91.4%.

             Sales and marketing expenses increased as a result of:

•	increased sales and marketing activities to launch markets and grow our subscriber base;

•	our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and

•	higher expenses related to higher sales from the indirect distribution channel.

             Our general and administrative costs increased as a result of our:

•	hiring employees for our functional departments and offices to support the growth of the new and existing markets;

•	staffing and operating our customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and

•	hiring employees to maintain and support systems.

Stock-Based Compensation Expense

             For the six months ended June 30, 2001 and 2000, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $15.6 million and $35.1 million, respectively. This expense is a non-cash expense. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights.  At our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

Depreciation and Amortization Expense

             For the first six months of 2001, our depreciation and amortization expense was $34.2 million as compared to $12.6 million for the same period in 2000, representing an increase of 172.1%. The $21.6 million increase related primarily to depreciating the wireless network assets for the approximately 1,020 additional cell sites placed in service from June 30, 2000 to June 30, 2001, along with the costs related to the furniture and equipment purchased to set up the new offices and amortizing additional FCC-licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

             Interest expense, net of capitalized interest, increased from $43.6 million for the first six months of 2000 to $61.5 million for the same period in 2001, representing an increase of 41%.  The increase was due to the issuance of $200 million in 11% senior notes in March 2000 and an additional $200 million in 11% senior notes in July 2000, offset by the reduction in interest costs from redeeming 35% of the 14% senior discount notes in April 2000.  Additionally, approximately $2.1 million related to the fair market value adjustments of our hedges was included as interest expense in the first six months of 2001.

             For the first six months of 2001, interest income was $22.6 million, as compared to $28.1 million for the same period in 2000, representing a decrease of 19.4%.  This decrease was due to a reduction in our cash balance because of the additional spending related to the network build-out and a decline in interest rates on our short term investments.

Cumulative Effect of Change in Accounting Principle

             Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedge Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS 133 and 138 require a company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  We hold interest rate swap agreements to mitigate our interest rate risk.  The initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle.

Net Loss

             For the first six months of 2001 we had losses attributable to common stockholders of approximately $138.0 million as compared to a loss of $135.2 million for the same period in 2000, representing an increase of 2.1%. The $138.0 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133. In addition, the loss for 2000 includes an extraordinary item for $23.5 million relating to the early retirement of the 14% senior notes.  Expenses increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Liquidity and Capital Resources

             Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network, including the future acquisitions of additional frequencies and the introduction of new services. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, and cell site construction. Currently, we estimate that capital requirements to build out our portion of the Nextel digital mobile network, including build-out of the markets we acquired from Nextel WIP on September 27, 2000, and operating losses and working capital for the period from inception through the end of 2003, will total approximately $1.9 billion, including the in-kind contributions we have received from Nextel WIP and Motorola.

             For the six months ended June 30, 2001, we used $70.4 million in cash for operating activities, as compared to $46.3 million for the same period in 2000.  The increased use of funds for operating activities in 2001 was primarily due to expenses relating to hiring employees, network operating costs for additional sites placed in service, increased marketing and sales activities, and an increase in receivables due to additional customers.

             Net cash used in investing activities during the first six months of 2001 was $86.8 million, a decrease of $398.1 million as compared to the same period in 2000.  The reason for less cash used in investing activities for 2001 is due primarily to the receipt of  proceeds from the sale of short-term investments versus the purchase of short-term investments for the same period in 2000, offset by an increase in capital expenditures for the network build-out.  During the first six months of 2001, we invested $211.1 million in capital expenditures, excluding $1.8 million of non-cash capitalized interest, spent primarily to build out and expand coverage on the Nextel digital mobile network in Pennsylvania, Kentucky, Iowa, Nebraska, Florida, Texas, Alabama, Louisiana, Mississippi, Illinois, Idaho, Georgia, Minnesota, Wisconsin, North Dakota, Virginia, and West Virginia markets.  During the same period in 2000, we invested $122.2 million in capital expenditures, excluding $3.5 million of non-cash capitalized interest, which was primarily for the Hawaii, upstate New York, Texas, Pennsylvania, Kentucky, Iowa, Nebraska and Florida markets. During the first six months of 2001 we also invested $22.9 million, excluding $924,000 of non-cash capitalized interest, in FCC licenses.

             As we have seen consistent growth in customer usage and revenues, we have decided to accelerate capital spending on three projects from 2002 into 2001.  These projects relate to:

•	change in our billing system;

•	the addition of a new call center, which will be opened at the beginning of the first quarter of 2002 as opposed to the end of the first quarter, in Panama City Beach, Florida; and

•	an additional switch that is likely to be located in Florida, which will come on line in mid-2002, and will eventually result in an expense savings by reducing our switch sharing costs.

These expenditures were initially scheduled to be made in 2002.  These three projects will increase our capital expenditures by $18 million for a total capital expenditure of $380 million for 2001, of which most of the increase will be spent in the fourth quarter.

Sources of Funding

             To date, third-party financing activities have provided all of our funding. As of June 30, 2001 these financings totaled approximately $1.9 billion and included:

•	proceeds from cash equity contributions of $195.5 million;

•	the offering of 14% senior discount notes for $406.4 million, less $191.2 million for the partial redemption of these notes in April 2000;

•	term loans incurred by our operating subsidiary in the aggregate principal amount of $325.0 million;

•	the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock;

•	the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for common stock, all of which had been used by December 31, 1999;

•	net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million;

•	the offering of 11% senior notes for $200.0 million in March 2000; and

•	the offering of an additional $200.0 million in 11% senior notes in July 2000.

             In addition, as of June 30, 2001, we had irrevocable commitments from our current stockholders to contribute an additional $7.3 million.

             Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering.  The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately  $23.5 million.  The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520.0 million by February 1, 2004.  As of June 30, 2001, the accreted value of the outstanding 14% senior discount notes was approximately $366.6 million.

             Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999. The credit facility, as amended, includes a $175 million term loan, a $150 million term loan and a $100 million reducing revolving credit facility. Subject to Nextel Partners Operating Corp.’s right in the future to seek an increase of up to an additional $50 million, the credit facility may not exceed $425 million. The $175 million term loan matures on January 29, 2008, and the $150 million term loan matures on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of June 30, 2001, no amounts were outstanding under the $100 million revolving credit facility.

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

             Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry. The credit facility also contains covenants requiring the maintenance of certain defined financial ratios and meeting operational targets including service revenues, subscriber units and network coverage. As of June 30, 2001 we were in compliance with all covenants associated with this credit facility.

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

             While we believe we have sufficient funds to complete the build-out of our existing markets, acquire additional frequencies and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003, which is when we anticipate achieving positive operating cash flow for the full fiscal year, we cannot assure you that additional funding will not be necessary.  As of June 30, 2001, our cash and cash equivalents and short-term investments balance was approximately $630.1 million.  We could require additional financing to complete our existing portion of the Nextel digital mobile network, acquire additional FCC licenses, add capacity and offer additional services, and such additional financing might be expensive or impossible to obtain.

Equipment and Operating Agreements

             Currently, our agreements with Nextel WIP allow us access to Nextel’s switches and switching facilities. Nextel WIP has agreed to cooperate with us to establish a switch facility for our network and to deploy switches in our territory in a manner which best meets the following criteria:

•            integration of our cell sites into Nextel’s national switching infrastructure;

•            shared coverage of Nextel Direct Connect service to communities of interest;

•            minimized costs to us and to Nextel; and

•            maximized quality of service to our customers and to Nextel customers.

             These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans.  We are currently constructing one switch in Kentucky, which will be fully operational in the third quarter of 2001.  In addition, we have started to work on another switch in Iowa with an anticipated operational date during the first quarter of 2002.

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

             We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history.  Since then, we have had a history of operating losses, and, as of June 30, 2001, we had incurred accumulated deficit of approximately $543.8 million.  We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003.  We cannot assure you that we will become profitable or sustain profitability in the future.  If we fail to complete the commercial launch of our portion of the Nextel digital mobile network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations.  Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

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

             The level of our outstanding debt greatly exceeds the level of our revenues and stockholders’ equity.  As of June 30, 2001, we had approximately $1.2 billion of total indebtedness outstanding, including $325 million outstanding under our credit facility, $366.6 million of senior discount notes outstanding at their accreted value and $400 million of senior notes outstanding.  This indebtedness represented approximately 70% of our total capitalization at that date.  As of June 30, 2001, we also had $29.2 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

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

Our future performance will depend on our and Nextel’s ability to succeed in the highly competitive wireless communications transmission industry.

             Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including:

•	If the wireless communications technology used by Nextel and us does not perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network. If we are unable to address and resolve satisfactorily performance or other transmission quality issues as they arise, including transmission quality issues on Nextel’s portion of the Nextel digital mobile network, or if these issues limit our ability to expand our network coverage or capacity as currently planned, or place either Nextel or us at a competitive disadvantage to other wireless service providers in our markets, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

•	If we or Nextel cannot expand, provide and maintain our respective system coverage on a nationwide basis in the United States, then our growth and operations would be adversely affected. We will not be able to provide roaming system coverage comparable to that currently available through roaming arrangements from cellular and some personal communication services operators unless and until we and Nextel substantially complete a nationwide digital mobile network. This places us at a competitive disadvantage, as some other providers currently have roaming agreements that provide coverage of each other’s markets throughout the United States, including areas where our portion and/or Nextel’s portion of the Nextel digital mobile network has not been or will not be built. In addition, some of our competitors provide their customers with subscriber units with both digital and analog capability, which expands their coverage, while we and Nextel have only digital capability. We cannot assure you that we will be able to achieve sufficient system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we provide on our portion and Nextel’s portion of the Nextel digital mobile network.

•	Neither we nor Nextel have the extensive direct and indirect channels of distribution for the Nextel digital mobile network products and services that are available to some of our competitors. The lack of this distribution channel could adversely affect our operating results. Many of our competitors have established extensive networks of retail locations and multiple distribution channels, and so enjoy a competitive advantage over us in these areas. We have increased the proportion of our digital mobile network customers that we obtain through our indirect distributor network, and we currently anticipate that we will rely more heavily on indirect distribution channels to achieve greater market penetration for our digital wireless service offerings. However, as we expand our retail subscriber base through increased reliance on indirect distribution channels and as price competition in the wireless industry intensifies, our average revenue per digital subscriber unit may decrease and our customer retention may be adversely affected.

•	If we cannot offer pricing packages attractive to customers, our revenues may be adversely affected, which could adversely affect our operating results.

•	If our competitors provide two-way radio dispatch services, we will lose a competitive advantage. Our two-way radio dispatch services are currently not available through traditional cellular or personal communication services providers; however, if either personal communication services or cellular operators provide two-way radio dispatch or comparable services in the future, our competitive advantage may be impaired, which could have an adverse effect on our revenue.

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

             We cannot be sure that any future spectrum auctions will occur or, if so, on their currently announced schedules. For example, the Federal Communications Commission already has postponed on several occasions the auction for the majority of the 700 MHz spectrum now being used by broadcast television stations, and that auction is  currently postponed indefinitely. We also cannot be sure:

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

             Litigation by individuals alleging injury from health effects associated with radio frequency emissions from mobile phones has been brought against us and other mobile wireless carriers and manufacturers.  In addition, purported class action litigation has been filed seeking to require all handsets to include an ear-piece that would enable use of mobile handsets without holding them against the user’s head.  While it is not possible to predict the outcome of this litigation, circumstances surrounding it could increase the cost of our handsets as well as increase other costs of doing business.

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

Under certain circumstances, Nextel WIP has the ability to purchase, and the majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding stock.

             Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund a redemption by us, of all of the outstanding shares of our Class A common stock.  In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or to cause and fund a redemption by us of, all the outstanding shares of our Class A common stock.

Certain significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our stockholders.

             As of June 30, 2001, our officers, directors and greater than 5% stockholders together controlled approximately 72.6% of our outstanding common stock.  As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

Our Series B preferred stock has a preference in a liquidation to our common stock, can be redeemed by us at any time and must be redeemed for cash in 2010.

             Upon any liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21,850,000, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per year, compounded quarterly.  As of June 30, 2001, we had $29.2 million of Series B preferred stock outstanding, including accrued dividends.  In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference.  We must redeem all such shares in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption.

Our stock price is likely to be volatile.

             The market price of our Class A common stock has been in the past and is likely to continue to be volatile and could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

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

             Some statements and information contained in this report are not historical facts, but are forward-looking statements.  They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy that involve risks and uncertainties.  We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties, including financial, regulatory environment, industry growth and trend predictions.  Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.”  Such forward-looking statements include, but are not limited to, statements with respect to the following:

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

Item 4. Submission of Matters to a Vote of Security Holders

             On May 1, 2001, we held our 2001 annual meeting of stockholders in Bellevue, Washington.  Only holders of record of our class A common stock and class B common stock on the record date of March 15, 2001 were entitled to vote at the annual meeting.  Each holder of record of class A common stock and class B common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting.  There was no opposition to the nominees of the Board of Directors and all such nominees were elected to serve as our directors.  Set forth below is information regarding the shares voted in the election of our directors.  No other matters were submitted to a vote.

	Votes
Name	For	Withheld

John Chapple	226,465,679	2,610,891
Timothy Donahue	226,467,759	2,608,811
Andrew Sinwell	228,315,319	761,251
Andrew Rush	228,353,167	761,789
Dennis Weibling	228,352,780	762,176
Steven Dodge	228,340,431	736,139

Item 6.  Exhibits and Reports on Form 8-K

             (a)  List of Exhibits.

Exhibit Number	Exhibit Description

10.6 (a)	Second Amendment to IPO Approval and Lockup Agreement dated July 25, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, II, L.P., Madison Dearborn Capital Partners II, L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee, Mark Fanning, and Donald Manning.

10.60	Lease Agreement dated May 2001 between The St. Joe Company and Nextel WIP Lease Corporation.

             (b)  Reports on Form 8-K:

1.	Current report on Form 8-K dated and filed April 12, 2001 with Securities and Exchange Commission reporting under Item 5 excerpts of an investor presentation by our Chief Financial Officer and Treasurer.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.

Date: August 13, 2001	By: /s/ JOHN D. THOMPSON

John D. Thompson
Chief Financial Officer and Treasurer