Form 10-Q
period 2001-09-30
NEXTEL PARTNERS INC
filed 2001-11-13
CIK 1085707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Point, Kirkland, Washington 98033

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

                Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Outstanding Title of Class	Number of Shares on November 1, 2001
Class A Common Stock	165,464,615 shares
Class B Common Stock	79,056,228 shares

NEXTEL PARTNERS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	September 30,	December 31,
	2001	2000
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$230,673	$493,552
Short-term investments	232,730	434,794
Accounts receivable, net of allowance $3,643 and $1,398, respectively	74,518	34,912
Subscriber equipment inventory	3,938	3,146
Other current assets	11,708	17,522
Total current assets	553,567	983,926

PROPERTY, PLANT AND EQUIPMENT, at cost	905,467	583,956
Less - accumulated depreciation	(101,050)	(51,254)
Property, plant and equipment, net	804,417	532,702

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $7,268 and $3,608,respectively	279,719	245,295
Debt issuance costs, net of accumulated amortization of $8,097 and $5,376 respectively and other assets	26,886	28,961
Receivable from officer	2,200	2,200
Total non-current assets	308,805	276,456

TOTAL ASSETS	$1,666,789	$1,793,084

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$86,152	$78,805
Accrued expenses	35,465	39,518
Due to Nextel	2,558	2,100
Total current liabilities	124,175	120,423

LONG-TERM OBLIGATIONS
Credit facility - term B and C	325,000	325,000
14% Senior discount notes due 2009	379,361	342,684
11% Senior notes due 2010	400,000	400,000
Other long-term liabilities	17,532	7,245
Total long-term obligations	1,121,893	1,074,929

Total liabilities	1,246,068	1,195,352

COMMITMENTS AND CONTINGENCIES (See Notes)

REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	30,098	27,517

STOCKHOLDERS' EQUITY
Common stock, Class A, par value $.001 per share, 165,464,615 and 165,015,002 shares, respectively, issued and outstanding, and paid-in capital	865,657	864,706
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(617,909)	(405,773)
Subscriptions receivable from stockholders	-	(7,411)
Deferred compensation	(20,437)	(44,619)
Total stockholders' equity	390,623	570,215
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,666,789	$1,793,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except for share and per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
REVENUES:

Service revenues
(Received from Nextel WIP $16,425, $7,481, $40,478, and $16,311, respectively.)	$101,593	$38,698	$247,588	$78,814
Equipment revenues	3,532	1,806	9,016	3,703
Total revenues	105,125	40,504	256,604	82,517

OPERATING EXPENSES:

Cost of service revenues
(Paid to Nextel WIP $17,000, $6,427, $41,185 and $12,797, respectively.)	53,250	23,465	133,287	51,898
Cost of equipment revenues	15,784	8,386	40,300	17,995
	56,195	32,265	149,049	80,779
Selling, general and administrative (Exclusive of stock based compensation expense shown below.) (Paid to Nextel WIP $1,126, $1,034, $3,301, and $2,598, respectively.)
Stock based compensation	7,776	17,546	23,393	52,599
Depreciation and amortization	19,456	7,983	53,642	20,547
Total operating expenses	152,461	89,645	399,671	223,818
LOSS FROM OPERATIONS	(47,336)	(49,141)	(143,067)	(141,301)
Interest expense, net	(32,053)	(27,329)	(93,506)	(70,925)
Interest income	6,177	17,761	28,805	45,838
LOSS BEFORE INCOME TAX PROVISION	(73,212)	(58,709)	(207,768)	(166,388)
Income tax provision	-	-	-	-
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(73,212)	(58,709)	(207,768)	(166,388)

Extraordinary item -- loss on early retirement of debt, net of $0 income tax	-	-	-	(23,485)
Cumulative effect of change in accounting principle, net of $0 income tax	-	-	(1,787)	-
NET LOSS	(73,212)	(58,709)	(209,555)	(189,873)
Manditorily redeemable preferred stock dividends	(896)	(794)	(2,581)	(4,848)

LOSS ATTRIBUT-ABLE TO COMMON STOCKHOLDERS	$(74,108)	$(59,503)	$(212,136)	$(194,721)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(0.30)	$(0.25)	$(0.86)	$(0.89)
Extraordinary item	-	-	-	(0.12)
Cumulative effect of change in accounting principle	-	-	(0.01)	-
	$(0.30)	$(0.25)	$(0.87)	$(1.01)

Weighted average number of shares outstanding	244,396,300	237,881,189	244,328,946	191,916,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
 Consolidated Statement of Changes in Stockholders' Equity
(dollars in thousands)

For the Nine Months Ended September 30, 2001

			Class A		Class B
			Common Stock and		Common Stock and			Other
	Preferred Stock		Paid-In Capital		Paid-In Capital		Warrants	Paid-In	Accumulated	Subscriptions	Deferred
	Shares	Amount	Shares	Amount	Shares	Amount	Outstanding	Capital	Deficit	Receivable	Compensation	Totals
BALANCE
December 31, 1999	216,727,272	$36	9,593,328	$145,420	-	$-	$3,847	$357,028	$(134,966)	$(83,048)	(117,701)	$170,616
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	-	-	-	(208,142)	-	-	-	-
Series C preferred stock	(64,672,626)	(11)	-	-	64,672,626	110,742	-	(110,731)	-	-	-	-
Series D preferred stock	(13,110,000)	(2)	-	-	13,110,000	22,266	-	(22,264)	-	-	-	-
Series B preferred stock reclassed	(13,110,000)	(2)	-	-	-	-	-	(21,848)	-	-	-	(21,850)
Series B redeemable preferred stock dividend	-	-	-	-	-	-	-	-	(5,667)	-	-	(5,667)
Initial public offering stock issued	-	-	27,025,000	540,500	-	-	-	-	-	-	-	540,500
Net loss	-	-	-	-	-	-	-	-	(265,140)	-	-	(265,140)
Equity issuance costs	-	-	-	(31,223)	-	(5,957)	-	5,957	-	-	-	(31,223)
Deferred compensation - options forfeited	-	-	-	(2,938)	-	-	-	-	-	-	2,938	-
Vesting of deferred compensation	-	-	-	-	-	-	-	-	-	-	70,144	70,144
Subscription receivable from stockholders	-	-	-	-	-	-	-	-	-	75,637	-	75,637
Warrants exercised by stockholders	-	-	2,434,260	3,851	-	-	(3,847)	-	-	-	-	4
Class B common stock issued	-	-	-	-	1,273,602	36,261	-	-	-	-	-	36,261
Stock options exercised	-	-	85,000	142	-	-	-	-	-	-	-	142
Stock issued for employee stock purchase plan	-	-	42,768	791	-	-	-	-	-	-	-	791
BALANCE	-
December 31, 2000	-	-	165,015,002	864,706	79,056,228	163,312	-	-	(405,773)	(7,411)	(44,619)	570,215
Series B redeemable preferred stock dividend	-	-	-	-	-	-	-	-	(2,581)	-	-	(2,581)
Net loss	-	-	-	-	-	-	-	-	(209,555)	-	-	(209,555)
Deferred compensation - options forfeited	-	-	-	(789)	-	-	-	-	-	-	789	-
Vesting of deferred compensation	-	-	-	-	-	-	-	-	-	-	23,393	23,393
Subscription receivable from stockholders	-	-	-	-	-	-	-	-	-	7,411	-	7,411
Stock options exercised	-	-	300,700	531	-	-	-	-	-	-	-	531
Stock issued for employee stock purchase plan	-	-	148,913	1,209	-	-	-	-	-	-		1,209
BALANCE
September 30, 2001 (unaudited)	-	$-	165,464,615	$865,657	79,056,228	$163,312	$-	$-	$(617,909)	$-	$(20,437)	$390,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)

	For the Nine Months Ended
	September 30,
	2001	2000
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,555)	$(189,873)
Adjustments to reconcile net loss to net cash used in operating activities
Cumulative effect of change in accounting principle	1,787	-
Depreciation and amortization	53,642	20,547
Amortization of debt issuance costs	2,721	2,369
Interest accretion for senior discount notes	32,363	31,949
Extraordinary loss on retirement of debt	-	23,485
Fair value adjustments of hedges	5,956	-
Stock based compensation	23,393	52,599
Gain on deferred sale-leaseback	(492)	(205)
Loss on disposal of assets	2	-
Change in current assets and liabilities:
Accounts receivable, net	(39,606)	(18,629)
Subscriber equipment inventory	(792)	(4,424)
Other current assets	5,762	(3,295)
Accounts payable, accrued expenses and other liabilities	(3,498)	(9,528)
Operating advances due to Nextel WIP	458	2,545
Net cash used in operating activities	(127,859)	(92,460)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(316,602)	(172,779)
Proceeds from sale of assets	7,689	8,067
FCC licenses	(36,722)	(24,561)
Proceeds from sale (purchase) of short-term investments	202,064	(439,777)
Net cash used in investing activities	(143,571)	(629,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	540,500
Proceeds from borrowings	-	400,000
Payment to redeem 14% senior discount notes	-	(191,233)
Exercise warrants	-	4
Stock Options Exercised	531	139
Proceeds from stock issued for employee stock purchase plan	1,209	-
Restricted cash transfer	-	175,000
Proceeds from equity contributions	7,411	62,838

Equity costs	-	(31,203)
Debt issuance costs	(600)	(9,292)
Net cash provided by financing activities	8,551	946,753

NET INCREASE IN CASH AND CASH EQUIVALENTS	(262,879)	225,243

CASH AND CASH EQUIVALENTS, beginning of period	493,552	154,273

CASH AND CASH EQUIVALENTS, end of period	$230,673	$379,516

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Capitalized interest on accretion of senior discount notes	$4,314	$6,665
Accretion of redeemable preferred stock dividends	$2,581	$4,848
CASH PAID FOR INTEREST, net of capitalized amount	$63,555	$34,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC.
Notes to Consolidated Financial Statements (Unaudited)

1.     BASIS OF PRESENTATION

Our interim financial statements for the three-month and nine-month periods ended September 30, 2001 and 2000 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods.  The Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 have been restated to reflect the impact of Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.”  The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  OPERATIONS

Description of Business

Nextel Partners provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission ("FCC"). Our operations are primarily conducted by Nextel Partners Operating Corporation (“OPCO”), our wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

Our digital network (“Nextel digital mobile network”) has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola, Inc. (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”). In January 1999, we entered into a joint venture agreement with Nextel WIP Corp. ("Nextel WIP"), a wholly owned subsidiary of Nextel Communications, Inc. (" Nextel").  The Nextel relationship was created to accelerate the build-out of the Nextel digital mobile network by granting us the exclusive right to offer wireless communications services under the Nextel brand in selected mid-sized and smaller markets. Various operating agreements entered into by our subsidiaries and Nextel WIP (see Note 7) provide for support services to be provided by Nextel WIP, as required.

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

Net Loss per Share

As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.  For the three and nine months ended September 30, 2001 and 2000, approximately 8.2 million and 5.0 million shares, respectively, of our Class A common stock subject to stock options were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

The basic and diluted net loss per share for the three and nine months ended September 30, 2001 and 2000 is computed based on the weighted average number of shares outstanding. The weighted average number of shares outstanding for the nine months ended September 30, 2000 does not represent a complete reporting period since our initial public offering was consummated on February 25, 2000.  In addition, net loss attributable to common stockholders increased by the amount of the accrued dividend on our Series B redeemable preferred stock.

Supplemental Cash Flow Information

The following table presents capital expenditures including the amounts that were accrued or financed and adjustments for non-cash capitalized interest:

	For the Nine Months Ended September 30,
	2001	2000
	(in thousands)
Capital expenditures	$313,988	$196,115
Capitalized interest	7,737	9,377
Non-cash capitalized interest	(2,952)	(4,370)
Accrued capital expenditures and adjustments	(2,171)	(28,343)
Capital expenditures (reported)	$316,602	$172,779

Sale-Leaseback Transactions

On October 13, 1999, we signed a Letter of Agreement with Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. ("Spectrasite") and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash.  Subsequently, we leased space on the telecommunication towers from Spectrasite pursuant to a master lease agreement.  In 2001, we have entered into similar agreements with other companies.  For the three months ended September 30, 2001 and 2000, we received cash proceeds of approximately $2.3 million and $1.7 million, respectively, and for the nine months ended September 30, 2001 and 2000, we received cash proceeds of approximately $7.7 million and $8.1 million, respectively, for the assets sold to Spectrasite and other such companies.  These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks.   Any gain recognized on the sale of assets is deferred and amortized over the life of the lease.

FCC Licenses

FCC operating licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 40 years. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services (“PCS”) and cellular licenses, in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. Amortization begins with the commencement of service to customers in a particular market. Amortization expense of approximately $1.3 million and $0.8 million was recorded for the three months ended September 30, 2001 and 2000, respectively, and approximately $3.7 million and $1.7 million was recorded for the nine months ended September 30, 2001 and 2000, respectively.

Interest Rate Risk Management

We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposure. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our $325 million term loans. These interest rate swap agreements have the effect of converting certain of our variable rate obligations to fixed rate obligations. Prior to January 1, 2001, amounts paid or received under the interest rate swap agreements were accrued as interest rates changed and were recognized over the life of the swap agreements as an adjustment to interest expense. The fair value of the swap agreements was not recognized in the consolidated financial statements since the swap agreements met the criteria for hedge accounting prior to adoption of SFAS 133.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value.  The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income.  These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled.  The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges.  Initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle.  The hedges are included in other long-term liabilities on the balance sheet.  For the three months ended September 30, 2001, we recorded a non-cash, non-operating charge of $3.9 million related to the market value of interest rate swap agreements.  For the nine months ended September 30, 2001, we recorded a non-cash, non-operating charge of $7.7 million related to the market value of interest rate swap agreements, of which $1.8 million has been reflected as a cumulative effect of change in accounting principle, and the remainder has been reflected in interest expense.

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We are in the process of evaluating the financial statement impact of the adoption of SFAS Nos. 141 and 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," (effective for us on January 1, 2003).  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs.  We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective for us on January 1, 2002.)  This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and other related accounting guidance.  We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

4.  PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2001	2000
	(in thousands)
Building and improvements	$3,487	$2,774
Equipment	654,080	443,043
Furniture and Fixtures	27,401	21,641
Less - accumulated depreciation	(101,050)	(51,254)
Subtotal	583,918	416,204
Construction in progress	220,499	116,498
Total property and equipment	$804,417	$532,702

5.  LONG-TERM DEBT

	September 30,	December 31,
	2001	2000
	(in thousands)
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $140.6 million at September 30, 2001 and $177.3 million at December 31, 2000	$379,361	$342,684
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	400,000
Bank Credit Facility—Term B Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	175,000	175,000
Bank Credit Facility—Term C Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	150,000	150,000

Total long–term debt	$1,104,361	$1,067,684

All of the debt instruments noted above have certain financial covenants.  As of September 20, 2001, we were in compliance with applicable covenants.

6.  COMMITMENTS AND CONTINGENCIES

Regulatory Matters

The FCC issues Specialized Mobile Radio (“SMR”) licenses on both a site-specific and wide-area basis. Each license enables SMR carriers to provide service either on a site-specific basis, in specific 800 MHz Economic Areas or 900 MHz Metropolitan Trading Areas in the United States. Currently, SMR licenses are issued for a period of ten years and are subject to certain construction and operational requirements.

In November 2000 the application to transfer ownership of the option territory licenses acquired on September 27, 2000 from Nextel WIP to us was completed.  The FCC granted approval of our change of control application on March 27, 2001, and on May 18, 2001 the option territory licenses were transferred  from Nextel WIP to us.

The FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to secure the retention and renewal of our SMR licenses subsequent to the FCC-approved transfer of the licenses from Nextel WIP.

7.  RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

Pursuant to the equipment purchase agreements between ourselves and Motorola, and pursuant to purchase agreements between Nextel WIP and Motorola, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets with Motorola.  We expect to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern our rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

For the three months ended September 30, 2001 and 2000, we purchased approximately $50.9 million and $34.9 million, respectively, and $145.3 million and $96.2 million for the nine months ended September 30, 2001 and 2000, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Joint Venture Agreements

We and Nextel WIP entered into a joint venture agreement dated January 29, 1999.  The joint venture agreement defines the relationships, rights and obligations between the parties.

We and Nextel WIP also entered into a roaming agreement which provides that each party pays the other monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each home service provider operating as authorized roamers in the remote service provider’s territory. For the three months ended September 30, 2001 and 2000, we earned approximately $16.4 million and $7.5 million, respectively, and for the nine months ended September 30, 2001 and 2000 we earned $40.5 million and $16.3 million, respectively, from Nextel customers roaming on our system, which amounts are included in service revenues.

During the first nine months of 2001 and 2000, recorded as part of cost of service revenues, we paid Nextel WIP $41.2 million and $12.8 million, respectively, for various services, including specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs.  For the three months ended September 30, 2001 and 2000 we paid Nextel WIP approximately $17.0 million and $6.4 million, respectively, for such services.

Under our transition services agreement with Nextel WIP, certain telemarketing, customer care, fulfillment, activations and billing functions are made available by Nextel WIP to OPCO.  For the three months ended September 30, 2001 and 2000, we were charged approximately $706,000 and $694,000, respectively, by Nextel WIP for these services and $2.3 million and $1.8 million, respectively, for the nine months ended September 30, 2001 and 2000.  Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis.  We pay to Nextel a fee, based on Nextel’s cost, for these services. For the three months ended September 30, 2001 and 2000 we were charged approximately $420,000 and $340,000, respectively, and for the nine months ended September 30, 2001 and 2000 we were charged approximately $1.0 million and $771,000, respectively, by Nextel WIP for these services.  Both the transition and back office information services are included in selling, general and administrative expenses.

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

Overview

We provide digital wireless communications services in mid-sized and tertiary markets throughout the United States.  We hold licenses for wireless frequencies in 58 markets where over 51 million people, or Pops, live and work.  We have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas.  As of September 30, 2001, we had commercial operations in markets with total Pops of approximately 42.5 million and the ability to offer service to, or cover, approximately 29.3 million Pops. These operational markets are in Alabama, Arkansas, Central Illinois, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, Pennsylvania, Tennessee, Texas, Virginia and Wisconsin.

As of September 30, 2001, we had approximately 434,200 digital subscribers. Our subscriber base grew 151.9% compared to September 30, 2000, when we had an ending subscriber count of approximately 172,400.

In June 2000 we introduced Nextel Wireless Web service in select markets, and by the end of 2000 we offered this data service in all of our launched markets.  Wireless Web service provides Internet-ready subscriber handsets with wireless Internet services, including web-based applications and content.  As of September 30, 2001, we had approximately 183,000 data subscribers.

Due to the continued development, build-out and enhancement of our portion of the Nextel digital mobile network, we expect to continue to experience negative operating margins. In addition, we anticipate costs such as site rentals, telecommunications expenses, network equipment costs and other capital expenses to increase. Sales and marketing expenses and general and administrative costs are also expected to increase with the commercialization of service in new markets.

Selected Consolidated Financial Data

The following tables present selected consolidated financial data derived from unaudited financial statements for the three and nine months ended September 30, 2001 and 2000.  In addition, operating data for the same periods are presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
	(dollars in thousands except for per share data)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues	$101,593	$38,698	$247,588	$78,814
Equipment revenues	3,532	1,806	9,016	3,703
Total revenues	105,125	40,504	256,604	82,517
Operating expenses:
Cost of service revenues	53,250	23,465	133,287	51,898
Cost of equipment revenues	15,784	8,386	40,300	17,995
Selling, general and administrative	56,195	32,265	149,049	80,779
EBITDA(2)	(20,104)	(23,612)	(66,032)	(68,155)
Stock-based compensation	7,776	17,546	23,393	52,599
Depreciation and amortization	19,456	7,983	53,642	20,547
Total operating expenses	152,461	89,645	399,671	223,818
Operating income (loss)	(47,336)	(49,141)	(143,067)	(141,301)
Other income (expense):
Interest expense, net	(32,053)	(27,329)	(93,506)	(70,925)
Interest income	6,177	17,761	28,805	45,838
Total other (expense)	(25,876)	(9,568)	(64,701)	(25,087)
Loss before income tax provision	(73,212)	(58,709)	(207,768)	(166,388)
Income tax provision	—	—	—	—
Loss before extraordinary item and cumulative effect of change in accounting principle	(73,212)	(58,709)	(207,768)	(166,388)
Extraordinary item -- loss on early retirement of debt, net of $0 income tax	—	—	—	(23,485)
Cumulative effect of change in accounting principle, net of $0 income tax	—	—	(1,787)	—
Net loss	(73,212)	(58,709)	(209,555)	(189,873)
Mandatorily redeemable preferred stock dividends	(896)	(794)	(2,581)	(4,848)
Loss attributable to common stockholders	$(74,108)	$(59,503)	$(212,136)	$(194,721)

Loss per share attributable to common stockholders, basic and diluted:
Loss before extraordinary item and cumulative effect of change in accounting principle attributable to common stockholders	$(0.30)	$(0.25)	$(0.86)	$(0.89)
Extraordinary item -- loss on early retirement of debt	$—	$—	$—	$(0.12)
Cumulative effect of change in accounting principle	$—	$—	$(0.01)	$—
Net loss per share attributable to common stockholders	$(0.30)	$(0.25)	$(0.87)	$(1.01)

	September 30,	December 31,
	2001	2000
	(unaudited)
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short–term investments(1)	$463,403	$928,346
Plant, property and equipment, net	804,417	532,702
FCC operating licenses, net	279,719	245,295
Total assets	1,666,789	1,793,084
Current liabilities	124,175	120,423
Long–term debt	1,104,361	1,067,684
Series B redeemable preferred stock	30,098	27,517
Total stockholders' equity	390,623	570,215

	Nine Months Ended September 30,
	2001	2000
	(unaudited)
	(dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	29.3	20.6
Subscribers (end of period)	434,200	172,400
EBITDA as adjusted(2)	$(66,032)	$(68,155)
Capital expenditures(3)	$313,988	$196,115

____________________

(1)           Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

(2)           EBITDA as adjusted represents net loss before interest expense, interest income, depreciation, amortization, stock-based compensation expense and loss from disposal of assets.  EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity.  While EBITDA as adjusted should not be construed as a substitute for operating income or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, we have presented EBITDA as adjusted to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.  EBITDA as adjusted is not a measure determined under generally accepted accounting principles.  Also, EBITDA as adjusted as calculated above may not be comparable to similarly titled measures reported by other companies

(3)           Capital expenditures are exclusive of capitalized interest but include accrued or financed capital.  Capital expenditures are required to purchase network equipment, such as switching and radio transmission equipment.  Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment, computers and telephone systems.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues

Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 162.5% to $101.6  million for the three months ended September 30, 2001 as compared to $38.7 million recognized during the three months ended September 30, 2000 (restated for SAB 101).  Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues related to the use by Nextel subscribers of our portion of the Nextel digital mobile network.  Roaming revenues for the third quarter of 2001 accounted for approximately 16.2% of our service revenues, as compared to 19.1% for the third quarter of 2000.

In December 2000 we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.”   This change in our revenue recognition policy became effective January 1, 2000, and accordingly, quarterly results for the three months ended September 30, 2000 have been restated.  Under this new policy, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship.  Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss.  The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

The following table shows results for the three months ended September 30, 2001 and 2000 without the impact of SAB 101.

	Pre-SAB 101
	For the Three Months Ended
	September 30,	September 30,
	2001	2000
	(in thousands)
Revenues:
Service revenues	$102,280	$39,081
Equipment revenues	5,560	6,036
Total revenues	$107,840	$45,117
Operating expenses:
Cost of equipment revenues	$18,499	$12,999

EBITDA	$(20,104)	$(23,612)

Equipment revenues reported for the third quarter of 2001 were $3.5 million as compared to $1.8 million reported for the third quarter of 2000, representing an increase of $1.7 million, or 95.6%. Without adjusting for the impact of SAB 101, equipment revenues would have decreased 7.9% from the third quarter of 2000 to the third quarter of 2001 to $5.6 million. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

Total revenues increased 159.5% to $105.1 million during the third quarter of 2001 as compared to $40.5 million generated in the third quarter of 2000 restated for SAB 101. This growth in revenues was due to acquiring additional subscribers as a result of launching our services in new markets along with increased revenues of approximately $41.1 million, or 72.2%, from existing markets.  The following table sets forth those markets launched during 2001:

Markets	Market Launch
Mankato, MN	3rd Quarter 2001
Roanoke/Lynchburg/Charlottesville, VA	2nd Quarter 2001
Green Bay/Fond du Lac/Appleton/Sheboygan, WI	2nd Quarter 2001
Eau Claire/La Crosse, WI	2nd Quarter 2001
Rochester, MN	2nd Quarter 2001
Duluth, MN	2nd Quarter 2001
Hattiesburg/Jackson, MS	2nd Quarter 2001
Evansville/Owensboro KY/IN	1st Quarter 2001
Laredo, TX	1st Quarter 2001
Little Rock, AR	1st Quarter 2001
Fayetteville-Springdale/Ft. Smith/Pine Bluff, AR	1st Quarter 2001
Abilene, TX	1st Quarter 2001
Terre Haute, IN	1st Quarter 2001
Columbus, GA/AL	1st Quarter 2001
Dothan/Auburn/Opelika, AL	1st Quarter 2001
Albany, GA	1st Quarter 2001

Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU remained constant at $72 for the quarter ended September 30, 2001 as compared to $72 for the quarter ended September 30, 2000.  The following table sets forth our recent revenues and ARPU:

	Revenues
	(Dollar amounts in thousands, except for ARPU)
	For the Three Months Ended September 30, 2001	% of Consolidated Revenues	For the Three Months Ended September 30, 2000	% of Consolidated Revenues
Service and roaming revenues	$101,593	97%	$38,698	96%
Equipment revenues	3,532	3%	1,806	4%
Total revenues	$105,125	100%	$40,504	100%
ARPU (1)	$72		$72

____________________

(1)           ARPU was not adjusted for SAB 101 and does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Cost of Service Revenues

Cost of service revenues consists primarily of network operating costs composed of site rental fees for cell sites and switches, utilities, maintenance and interconnect charges.  It also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel’s portion of the Nextel digital mobile network. These expenses depend mainly on the number of operating cell sites, total minutes of use and mix of minutes of use between interconnect and Nextel Direct Connect services.

For the third quarter of 2001, our cost of service revenues was $53.3 million as compared to $23.5 million for the same period in 2000, representing an increase of 126.9%.  The increase in costs was primarily the result of bringing on-air approximately 1,324 additional cell sites during the period from September 30, 2000 to September 30, 2001 for a total of 2,556 operating cell sites as of September 30, 2001, as well as an increase in airtime usage.   Increased airtime usage resulted from the growth in number of subscribers from 2000 along with the increased minutes of use per subscriber.  We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

Cost of Equipment Revenues

Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues reported for the third quarter of 2001 was $15.8 million.  Without the effect of SAB 101, our cost of equipment revenues for the third quarter of 2001 would have been $18.5 million compared to $13.0 million for the same period in 2000, representing an increase of 42.3%.  The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $12.3 million for the third quarter of 2001, compared to a loss of $6.6 million for the same period in 2000.  Net equipment margin for the third quarter of 2001, without SAB 101, would have been a loss of $12.9 million as compared to $7.0 million for the same period in 2000.  We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the third quarter of 2001 these costs were $56.2 million as compared to $32.3 million for the same period in 2000, representing an increase of 74.2%.

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

•      increasing staffing and operating our customer care and fulfillment service center in Las Vegas, NV to support the growing subscriber base; and

•      hiring employees to maintain and support systems.

Stock-Based Compensation Expense

For the three months ended September 30, 2001 and 2000, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $7.8 million and $17.5 million, respectively. This is a non-cash expense. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights.  At our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

Depreciation and Amortization Expense

For the third quarter of 2001, our depreciation and amortization expense was $19.5 million as compared to $8.0 million for the same period in 2000, representing an increase of 143.7%. The $11.5 million increase related primarily to depreciating the wireless network assets for the 1,324 additional cell sites placed in service from September 30, 2000 to September 30, 2001, along with the costs related to furniture and equipment purchased to set up new offices and amortizing additional FCC-licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, increased from $27.3 million for the third quarter of 2000 to $32.1 million for the same period in 2001, representing an increase of 17.3%.  The increase was due to the interest accretion on the 14% senior discount notes and the non-cash fair market value adjustments of our hedges.

For the third quarter of 2001, interest income was $6.2 million, compared to $17.8 million for the same period in 2000, representing a decrease of 65.2%.  This decrease was due to a reduction in our cash balance because of additional spending related to the network build-out and a decline in interest rates on our short-term investments.

Net Loss

For the third quarter of 2001 we had losses attributable to common stockholders of approximately $74.1 million as compared to a loss of $59.5 million for the same period in 2000, representing an increase of 24.5%. Expenses for 2001 increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Nine Months Ended September  30, 2001 Compared to Nine Months Ended September  30, 2000

Revenues

Service revenues increased 214.1% to $247.6 million for the nine months ended September 30, 2001 as compared to $78.8 million recognized during the nine months ended September 30, 2000 (restated for SAB 101). Roaming revenues for the first nine months of 2001 accounted for approximately 16.2% of our service revenues, as compared to 20.4% for the first nine months of 2000.

The following table shows results for the nine months ended September 30, 2001 and 2000 without the impact of SAB 101.

	Pre-SAB 101
	For the Nine Months Ended
	September 30, 2001	September 30, 2000
	(in thousands)
Revenues:
Service revenues	$249,108	$79,780
Equipment revenues	15,878	15,559
Total revenues	$264,986	$95,339
Operating expenses:
Cost of equipment revenues	$48,682	$30,817

EBITDA	$(66,032)	$(68,155)

Equipment revenues reported for the nine months ended September 30, 2001 were $9.0 million as compared to $3.7 million reported for the same period in 2000, representing an increase of $5.3 million, or 143.5%. Without adjusting for the impact of SAB 101, equipment revenues would have increased 2.1%, or $319,000, from the first nine months of 2000 to the first nine months of 2001 to $15.9 million.

Total revenues increased 211.0% to $256.6 million during the first nine months of 2001 as compared to $82.5 million generated in the first nine months of 2000. This growth in revenues was due to launching new markets along with increased revenues from existing markets of approximately $89.0 million, an increase of 112.4% over the same period in 2000.

Our ARPU increased $1 to $72 for the nine months ended September 30, 2001 as compared to $71 for the nine months ended September 30, 2000.  We credit the higher ARPU to increased minutes used by subscribers, higher pricing plans targeted for particular market segments and the use of additional features such as voice mail, short message services, Nextel Wireless Web services and Nextel Worldwide roaming products.  The following table sets forth our recent revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Nine Months Ended September 30, 2001	% of Consolidated Revenues	For the Nine Months Ended September 30, 2000	% of Consolidated Revenues
Service and roaming revenues	$247,588	96%	$78,814	96%
Equipment revenues	9,016	4%	3,703	4%
Total revenues	$256,604	100%	$82,517	100%
ARPU (1)	$72		$71

____________________

(1)           ARPU was not adjusted for SAB 101 and does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Cost of Service Revenues

For the first nine months of 2001, our cost of service revenues was $133.3 million as compared to $51.9 million for the same period in 2000, representing an increase of 156.8%.  The increase in costs was primarily the result of bringing on-air approximately 1,324 additional cell sites from September 30, 2000 to September 30, 2001, as well as an increase in airtime usage.   Increased airtime usage resulted from the growth in number of subscribers from 2000 along with the increased minutes of use per subscriber.  We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our subscriber base grows.

Cost of Equipment Revenues

Our cost of equipment revenues reported for the first nine months of 2001 101 was $40.3 million.  Without the effect of SAB 101, our cost of equipment revenues for the first nine months of 2001 would have been $48.7 million as compared to $30.8 million for the same period in 2000, representing an increase of 58.0%.  The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $31.3 million for the first nine months of 2001, as compared to a loss of $14.3 million for the same period in 2000.  Net equipment margin for the first nine months of 2001, without SAB 101, would have been a loss of $32.8 million as compared to $15.3 million for the same period in 2000.  We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

For the first nine months of 2001 selling, general and administrative expenses were $149.0 million as compared to $80.8 million for the same period in 2000, representing an increase of 84.5%.

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

•      increasing staffing and operating our customer care and fulfillment service center in Las Vegas, NV to support the rowing subscriber base; and

•      hiring employees to maintain and support systems.

Stock-Based Compensation Expense

For the nine months ended September 30, 2001 and 2000, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $23.4 million and $52.6 million, respectively. This is a non-cash expense. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights.  At our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods.

Depreciation and Amortization Expense

For the first nine months of 2001, our depreciation and amortization expense was $53.6 million as compared to $20.5 million for the same period in 2000, representing an increase of 161.1%. The $33.1 million increase related primarily to depreciating the wireless network assets for the 1,324 additional cell sites placed in service from September 30, 2000 to September 30, 2001, along with the costs related to furniture and equipment purchased to set up new offices and amortizing additional FCC-licensed radio spectrum associated with the new markets launched.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, increased from $70.9 million for the first nine months of 2000 to $93.5 million for the same period in 2001, representing an increase of 31.8%.  The increase was due to the issuance of $200 million in 11% senior notes in March 2000 and an additional $200 million in 11% senior notes in July 2000, offset by the reduction in interest costs from redeeming 35% of the 14% senior discount notes in April 2000.  Additionally, approximately $5.9 million related to the non-cash fair market value adjustments of our hedges was included as interest expense in the first nine months of 2001.

For the first nine months of 2001, interest income was $28.8 million, as compared to $45.8 million for the same period in 2000, representing a decrease of 37.2%.  This decrease was due to a reduction in our cash balance because of the additional spending related to the network build-out and a decline in interest rates on our short-term investments.

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

Net Loss

For the first nine months of 2001 we had a loss attributable to common stockholders of approximately $212.1 million as compared to a loss of $194.7 million for the same period in 2000, representing an increase of 8.9%. The $212.1 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133. In addition, the loss for 2000 includes an extraordinary item for $23.5 million relating to the early retirement of the 14% senior notes.  Expenses increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Liquidity and Capital Resources

Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network, including the future acquisitions of additional frequencies and the introduction of new services. We expect capital expenditures to include, among other things, switches, base radios, transmission towers, antennae, radio frequency engineering, and cell site construction. Currently, we estimate that capital requirements to build out our portion of the Nextel digital mobile network using the current 800 MHz iDEN system, including build-out of the markets we acquired from Nextel WIP on September 27, 2000, and operating losses and working capital for the period from inception through the end of 2003, will total approximately $1.9 billion, including the in-kind contributions we have received from Nextel WIP and Motorola.

For the nine months ended September 30, 2001, we used $127.9 million in cash for operating activities, as compared to $92.5 million for the same period in 2000.  The increased use of funds for operating activities in 2001 was primarily due to expenses relating to hiring employees, network operating costs for additional sites placed in service, increased marketing and sales activities, and an increase in receivables due to additional customers.

Net cash used in investing activities during the first nine months of 2001 was $143.6 million, a decrease of $485.5 million as compared to the same period in 2000.  The reason for less cash used in investing activities for 2001 is due primarily to the receipt of proceeds from the sale of short-term investments versus the purchase of short-term investments for the same period in 2000, offset by an increase in capital expenditures for the network build-out.  During the first nine months of 2001, we invested $316.6 million in capital expenditures, excluding $2.9 million of non-cash capitalized interest, spent primarily to build out and expand coverage on the Nextel digital mobile network in Pennsylvania, Kentucky, Iowa, Nebraska, Florida, Texas, Alabama, Louisiana, Mississippi, Illinois, Idaho, Georgia, Minnesota, Wisconsin, North Dakota, Virginia and West Virginia markets.  During the same period in 2000, we invested $172.8 million in capital expenditures, excluding $4.4 million of non-cash capitalized interest, which was primarily for the Hawaii, upstate New York, Texas, Pennsylvania, Kentucky, Iowa, Nebraska and Florida markets. During the first nine months of 2001 we also invested $36.7 million, excluding $1.4 million of non-cash capitalized interest, in FCC licenses.

As we have experienced consistent growth in customer usage and revenues, we have decided to accelerate capital spending on three projects from 2002 into 2001.  These projects relate to:

•      a change in our billing system;

•      the addition of a new call center, which will be opened at the beginning of the first quarter of 2002 as opposed to the end of the first quarter, in Panama City Beach, Florida; and

•      an additional switch that will be located in Florida, which will come on line in mid-2002, and will eventually result in an expense savings by reducing our switch sharing costs.

These expenditures were initially scheduled to be made in 2002.  These three projects will increase our capital expenditures by approximately $18 million for a total projected capital expenditure of $380 million for 2001, of which most of the increase will be spent in the fourth quarter.

Sources of Funding

To date, third-party financing activities have provided all of our funding. As of September 30, 2001 these financings totaled approximately $1.9 billion and included:

•      proceeds from cash equity contributions of $202.8 million;

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

•      the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for Class A common stock, all of which had been used by December 31, 1999;

•      net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million;

•      the offering of 11% senior notes for $200 million in March 2000; and

•      the offering of an additional $200 million in 11% senior notes in July 2000.

As of September 30, 2001, all irrevocable commitments from our current stockholders to contribute additional capital have been fulfilled.

Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering.  The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately  $23.5 million.  The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520.0 million by February 1, 2004.  As of September 30, 2001, the accreted value of the outstanding 14% senior discount notes was approximately $379.4 million.

Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999. The credit facility, as amended, includes a $175 million term loan, a $150 million term loan and a $100 million reducing revolving credit facility. Subject to Nextel Partners Operating Corp.’s right in the future to seek an increase of up to an additional $50 million, the credit facility may not exceed $425 million. The $175 million term loan matures on January 29, 2008, and the $150 million term loan matures on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of September 30, 2001, $175 million was outstanding under the $175 million term loan, $150 million was outstanding under the $150 million term loan and no amounts were outstanding under the $100 million revolving credit facility.

The $175 million and the $150 million term loans both bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate ("LIBOR") plus, in each case, applicable margins. The applicable margin for the $175 million term loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate.  The applicable margin for the $150 million term loan is 4.25% over LIBOR and 3.25% over the base rate.  For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as adjusted, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA, as adjusted, and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate.  As of September 30, 2001, the interest rates on the $175 million term loan and the $150 million term loan were 7.34% and 7.77%, respectively.

Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry. The credit facility also contains covenants requiring the maintenance of certain defined financial ratios and meeting operational targets including service revenues, subscriber units and network coverage. As of September 30, 2001 we were in compliance with all covenants associated with this credit facility.

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

While we believe we have sufficient funds to complete the build-out of our existing markets using the current 800 MHz iDEN system, acquire additional frequencies and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003, after which time we anticipate achieving positive free cash flow for the full fiscal year, we cannot assure you that additional funding will not be necessary.  As of September 30, 2001, our cash and cash equivalents and short-term investments balance was approximately $463.4 million.  We could require additional financing to complete our existing portion of the Nextel digital mobile network, acquire additional FCC licenses, add capacity and offer additional services, and such additional financing might be expensive or impossible to obtain.

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

These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans.  We completed our switch in Kentucky and placed it  into operation during the third quarter.  In addition, we have started to work on two other switches, one in Iowa with an anticipated operational date during the first quarter of 2002, and another in Florida with an expected operational date of mid-year 2002.

Additionally, we have executed a lease for office space in Panama City Beach, Florida, which will house our second customer support facility.  We expect this facility to be completed in the first quarter of 2002.

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

We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of September 30, 2001, we had an accumulated deficit of approximately $617.9 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to complete the commercial launch of our portion of the Nextel digital mobile network on schedule or if we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally and recent terrorist attacks upon the United States have added economic and consumer uncertainty that could adversely affect our revenue growth.  Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

We must complete our portion of the Nextel digital mobile network by set deadlines, offer certain services and meet performance requirements or otherwise risk termination of our agreements with Nextel WIP, which would eliminate our ability to carry out our current business plan and strategy.

Our operating agreements with Nextel WIP require us to construct our portion of the Nextel digital mobile network to specific standards and by set deadlines, offer certain services and meet performance requirements. Our failure to meet any of these requirements could constitute a material default under the operating agreements that would give Nextel WIP the right to terminate these agreements, and our right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition.

Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase all of our outstanding Class A common stock.

Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund a redemption by us of, all of the outstanding shares of our Class A common stock. In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or cause and fund a redemption by us of, all of the outstanding shares of our Class A common stock.

Our success is dependent, in part, on Nextel completing its portion of the Nextel digital mobile network and continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel experiences financial or operational difficulties, our business would be adversely affected.

Our business plan depends, in part, on Nextel completing its portion of the Nextel digital mobile network on schedule and continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain new customers. Additional information regarding Nextel, its domestic digital mobile network business and the risks associated with that business can be found in Nextel's Annual Report on Form 10-K for the year ended December 31, 2000 and Nextel's other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 (SEC file number 0-19656).

Our business strategy depends on the successful and continued integration of our portion of the Nextel digital mobile network with Nextel's portion, and any failure to integrate our respective portions effectively or on schedule would have an adverse effect on our results of operations.

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

Moreover, our business plan depends on our ability to implement an integrated customer service, network management and billing system with Nextel's systems to allow our respective portions of the Nextel digital mobile network to operate together, and provide our and Nextel's customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these systems on schedule may have an adverse effect on our results of operations.

Difficulties in constructing and operating our portion of the Nextel digital mobile network could increase the estimated costs and delay the scheduled completion of the network, which would adversely affect our ability to generate revenue.

The development and operation of our portion of the Nextel digital mobile network involve a high degree of risk. Before we are in a position to commence operations in our undeveloped markets, we will need to:

• select and acquire appropriate sites for our transmission equipment, or cell sites;

• purchase and install low-power transmitters, receivers and control equipment, or base radio equipment;

• build out the physical infrastructure;

• obtain interconnection services from local telephone service carriers on a timely basis; and

• test the network.

Our ability to perform these necessary steps successfully may be hindered by, among other things, any failure to:

• lease or obtain rights to sites for the location of our base radio equipment;

• obtain necessary zoning and other local approvals with respect to the placement, construction and modification of our facilities;

• acquire additional necessary radio frequencies from third parties or exchange radio frequency licenses with Nextel WIP;

• commence and complete the construction of sites for our equipment in a timely and satisfactory manner; and

• obtain necessary approvals, licenses and permits from federal, state and local agencies, including land use regulatory approvals and approval from the Federal Aviation Administration with respect to the transmission towers that we will be using.

Before fully implementing our portion of the Nextel digital mobile network in a new market area or expanding coverage in an existing market area, we must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, free up frequency channels now devoted to non-digital transmissions and begin systems optimization. These processes may take weeks or months to complete and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies. In addition, we may experience cost overruns and delays not within our control caused by acts of governmental entities, design changes, material and equipment shortages, delays in delivery and catastrophic occurrences. Any failure to construct our portion of the Nextel digital mobile network on a timely basis may affect our ability to provide services in our markets on a schedule consistent with our current business plan, and any significant delays could have a material adverse effect on our business. Moreover, if we fail to launch two or more markets in any year within 180 days of the respective scheduled launch dates, or if we fail to complete the build-out of two or more markets in any year within 180 days of the respective scheduled build-out dates, we could be in default of our operating agreements with Nextel WIP, which would impede our ability to execute our business plan.

We may be required to implement material changes to our business operations to the extent these changes are adopted by Nextel, which may not be beneficial to our business.

If Nextel adopts material changes to its operations, our operating agreements with Nextel WIP give it the right to require us to make similar changes to our operations. The failure to implement required changes could, under certain circumstances, trigger the ability of Nextel WIP to terminate its operating agreements with us. Even if the required change is beneficial to Nextel, the effect on our business may differ due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business plan.

The transmission technology used in the Nextel digital mobile network is different from that used by most other wireless carriers, and, as a result, we might not be able to keep pace with industry standards if more widely-used technologies advance.

The Nextel digital mobile network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls "iDEN." We and Nextel are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other domestic wireless networks.

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

Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers, and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network. We expect that for the next few years, Motorola, and competing manufacturers who are licensed by Motorola, will be the only manufacturers of wireless handsets that are compatible with the Nextel digital mobile network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless handsets and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot be sure that equipment quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately among Nextel and us.

We, together with Nextel, are considering implementing "third-generation" services in the future. However, if we are unable to do so, or if we are not able to do so in an economical and competitively effective fashion, our operations and growth could be adversely affected.

Over the next several years we are considering implementing new digital technology, sometimes referred to as "3G" or "third-generation" technology, which could facilitate high-speed, high-volume wireless voice and data transmission and other advanced digital services. Together with Nextel, we are presently evaluating standards and assessing the potential demand for these third-generation wireless services. However, significant capital expenditures would likely be required in implementing this third-generation technology, and there can be no guarantee that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect.   Moreover, it may be necessary to acquire additional frequencies to implement third-generation technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. In addition, there are several types of third-generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies, if the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop third-generation technology that is more effective or economical than ours, our business may be adversely affected.

We may not be able to obtain additional spectrum, which may adversely impact our ability to implement our business plan.

We may seek to acquire additional spectrum, including through participation as a bidder or member of a bidding group in government-sponsored auctions of spectrum. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that purpose may not be available on acceptable terms, or at all. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced. Even if we are able to acquire spectrum, we may still require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those associated with the potential provision of any new "third-generation" or "3G" wireless services. This additional capital may not be available.

We cannot be sure that any future spectrum auctions will occur or, if so, occur on their currently announced schedules. For example, the Federal Communications Commission already has postponed on several occasions the auction for the majority of the 700 MHz spectrum now being used by broadcast television stations, and that auction is currently postponed indefinitely. We also cannot be sure:

• in which auctions we will participate, alone or as a member of a bidding group;

• whether we or any bidding group in which we are a participant will be a successful bidder and will be awarded spectrum licenses in any auction; and

• what amounts would be required to be bid to prevail in any auction.

Our future performance will depend on our and Nextel's ability to succeed in the highly competitive wireless communications industry.

Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

• If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Nextel's portion of the Nextel digital mobile network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

• Since the Nextel digital mobile network does not provide roaming coverage on a nationwide basis as is available through some cellular and personal communication services providers, we may not be able to compete effectively against those providers. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

• Neither we nor Nextel have the extensive direct and indirect channels of distribution for the Nextel digital mobile network products and services that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and therefore have access to more potential customers than we do.

• Because of their greater resources, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. As a result, if we cannot compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

• The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can:

• segment the user markets, which could reduce demand for specific technologies, including our technology;

• reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and

• adversely affect market acceptance of our services.

• In 2000, we began to offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Wireless Web. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if:

• we are unable to offer these new services profitably;

• these new service offerings adversely impact the performance or reliability of the Nextel digital mobile network;

• we, Nextel or third-party developers fail to develop new applications for our customers; or

• we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

• If either personal communication services or cellular operators provide two-way radio dispatch or comparable capabilities in the future, our competitive advantage may be impaired. Further, some of our competitors have attempted to compete with the Nextel Direct Connect service by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated small groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

• We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors' prices in these markets will decrease. We may encounter further market pressures to: reduce our digital mobile network service offering prices; restructure our digital mobile network service offering packages to offer more value; or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their services in a particular market. A reduction in our pricing would likely have an adverse effect on our revenue and operating results.

• Because of the numerous features we offer, our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi-service offering. This may reduce our growth opportunities or profitability.

Our network must have sufficient capacity to support our anticipated customer growth.

Our business plan depends on assuring that our portion of the Nextel digital mobile network has adequate capacity to accommodate anticipated new customers and the related increase in usage of our network. This plan relies on:

• the ability to obtain additional radio spectrum when and where required;

• the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers; and

• the ability to obtain additional cell sites and other infrastructure equipment.

We cannot assure you that we will not experience unanticipated difficulties in obtaining these items, which could adversely affect our ability to build our portion of the network.

We have potential systems limitations on adding customers, which may adversely affect our growth and performance.

Our success in generating revenue by attracting and retaining large numbers of customers to our portion of the Nextel digital mobile network is critical to our business plan. In order to do so, we must develop effective procedures for customer activation, customer service, billing and other support services. Even if our system is functional on a technical basis, we may encounter other factors that could adversely affect our ability to successfully add customers to our portion of the Nextel digital mobile network, including:

• inadequate or inefficient systems, business process and related support functions especially as related to customer service and accounts receivable collection; and

• an inappropriately long length of time between a customer's order and activation of service for that customer, especially since the current activation time for our new customers is longer than that of some of our competitors.

Customer reliance on our customer service functions may increase as we add new customers. Our inability to timely and efficiently meet the demands for these services could decrease or postpone subscriber growth, or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenues.

Our highly leveraged capital structure limits our ability to obtain additional financing and could adversely affect our business in several other ways.

The level of our outstanding debt greatly exceeds the level of our revenues and stockholders' equity. As of September 30, 2001, we had approximately $1.1 billion of total long-term debt outstanding, including $325 million outstanding under our credit facility, $379.4 million of senior discount notes outstanding at their accreted value and $400 million of senior notes outstanding. This indebtedness represented approximately 75% of our total book capitalization at that date. As of September 30, 2001, we also had $30.1 million of mandatorily redeemable preferred stock outstanding, including accrued dividends. In addition, we intend to amend our existing $150 million credit facility to provide for an additional $50 million term loan.

Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

• it limits our ability to obtain additional financing, if needed, to complete the build-out of our portion of the Nextel digital mobile network, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

• it will require us to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, reducing funds available for our build-out, operations or other purposes;

• it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates; and

• it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below that which we can or are willing to match.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, the $50 million term loan we are seeking, available cash and available borrowings under our credit facility will be adequate to meet our estimated capital requirements to build out our portion of the Nextel digital mobile network using the current 800 MHz iDEN system until we become free cash flow positive, which we anticipate will not occur before 2004.

We cannot be sure, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, including obligations under our credit facility or our senior discount notes or senior notes, or to fund our other liquidity needs. Moreover, if our indebtedness cannot be repaid at maturity or refinanced, we will not be able to meet our obligations under our debt agreements, which could result in the cessation of our business. Finally, the fundraising efforts of Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

Our existing debt agreements contain restrictive and financial covenants that limit our operating flexibility.

Our credit facility and the indentures governing our senior notes and senior discount notes contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

• incur additional debt;

• pay dividends or distributions on, or redeem or repurchase, capital stock;

• create liens on assets;

• make investments, loans or advances;

• issue or sell capital stock of certain of our subsidiaries;

• enter into transactions with affiliates;

• enter into a merger, consolidation or sale of assets; or

• engage in any business other than telecommunications.

In addition, our credit facility imposes financial covenants which require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, minimum service revenues, minimum subscriber units and covered Pops, minimum EBITDA requirements and minimum fixed charge coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future, and if we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our ability to carry out our business plan and would have a negative impact on our financial condition.

If an event constituting a change of control occurs, we may be required to redeem all of our outstanding notes even if our credit facility prohibits such a redemption or we lack the resources to make such a redemption.

Upon the occurrence of a defined change of control under the indentures governing our senior discount notes and our senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem our senior discount notes and our senior notes. However, our credit facility prohibits us, except under certain circumstances, from redeeming any of our senior discount notes and our senior notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming our senior discount notes and our senior notes, our failure to redeem our senior discount notes and our senior notes would constitute an event of default under the respective indentures, which would in turn result in a default under our credit facility. Any default under our indentures or credit facility could result in an acceleration of such indebtedness, which would harm our financial condition and adversely impact our ability to implement our business plan and could result in the cessation of our business. Moreover, even if we obtained consent under our credit facility, we cannot be sure that we would have sufficient resources to redeem our senior discount notes and our existing senior notes and still have sufficient funds available to successfully pursue our business plan.

We are dependent on our current key personnel, and our success depends upon our continued ability to attract, train and retain additional qualified personnel.

The loss of one or more key employees could impair our ability to successfully build out and operate our portion of the Nextel digital mobile network. We believe that our future success will also depend on our continued ability to attract and retain highly qualified technical, sales and management personnel. We believe that there is and will continue to be intense competition for qualified personnel in the wireless communications industry. We may not be successful in retaining our key personnel or in attracting and retaining other highly qualified technical, sales and management personnel.

Concerns that the use of wireless telephones may pose health and safety risks may discourage the use of our wireless handsets.

Studies and reports have suggested that, and additional studies are currently being undertaken to determine whether, radio frequency emissions from enhanced specialized mobile radio, or ESMR, cellular and personal communications service, or PCS, wireless telephones may be linked with health risks, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. The actual or perceived risk of portable telephones could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry.

Litigation by individuals alleging injury from health effects associated with radio frequency emissions from mobile phones has been brought against us and other mobile wireless carriers and manufacturers. In addition, purported class action litigation has been filed seeking to require all handsets to include an ear-piece that would enable use of mobile handsets without holding them against the user's head. While it is not possible to predict the outcome of this litigation, circumstances surrounding it could increase the cost of our handsets as well as increase other costs of doing business.

Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless telephones while driving automobiles. The passage of this type of legislation could decrease demand for our services.

Regulatory authorities exercise considerable power over our operations, which could be exercised against our interests and impose additional unanticipated costs.

The FCC and state telecommunications authorities regulate our business to a substantial degree. The regulation of the wireless telecommunications industry is subject to constant change. New rules and regulations may be adopted pursuant to the Communications Act of 1934, as amended. The Telecommunications Act of 1996 provided for significant deregulation of the U.S. telecommunications industry, and such legislation remains subject to judicial review and additional FCC rulemaking. As a result, we cannot predict the effect that the legislation and any FCC rulemaking may have on our future operations. We must comply with all applicable regulations to conduct our business. Modifications of our business plans or operations to comply with changing regulations or actions taken by regulatory authorities might increase our costs of providing service and adversely affect our financial condition. In addition, we anticipate FCC regulation or Congressional legislation that creates additional spectrum allocations that may also have the effect of adding new entrants into the mobile telecommunications market.

If we fail to comply with the terms of our licenses or applicable regulations, that could result in the loss of one or more licenses, penalties and fines. For example, we could lose a license if we fail to construct or operate facilities as required by the license. If we lose licenses, that loss could have a material adverse effect on our business and financial condition.

Nextel WIP has contractual approval rights that allow it to exert significant influence over our operations, and it can acquire additional shares of our stock.

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

In addition, the amended shareholders' agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder, and could result in a change of control of us. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.

Significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our other stockholders.

As of September 30, 2001, our officers, directors and greater than 5% stockholders together controlled approximately 72.5% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

Anti-takeover provisions could prevent or delay a change of control that stockholders may favor.

Provisions of our charter documents, amended shareholders' agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable. We have authorized the issuance of "blank check" preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control could trigger an event of default under provisions in our credit facility and the indentures governing our senior discount notes and our existing senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

Regulations to which we are subject may affect the ability of some of our investors to have an equity interest in us. Additionally, our restated certificate of incorporation contains provisions that allow us to redeem shares of our securities in order to maintain compliance with applicable federal and state telecommunications laws and regulations.

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

Our Series B preferred stock has a liquidation preference to our common stock, can be redeemed by us at any time and must be redeemed for cash in February 2010.

Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of September 30, 2001, we had $30.1 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

Our stock price has been and is likely to continue to be volatile.

The market price of our Class A common stock has been volatile in the past and is likely to continue to be volatile and could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

• quarterly variations in our or Nextel's operating results;

• variations in our or Nextel's operating results from the expectations of securities analysts and investors;

• changes in expectations as to our or Nextel's future financial performance, including financial estimates by securities analysts and investors;

• changes in laws and regulations affecting the telecommunications industry;

• announcements of significant claims or proceedings against us;

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

• volume fluctuations.

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

Some statements and information contained in this Form 10-Q are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should" or "anticipates" or other comparable words, or by discussions of strategy that involve risks and uncertainties. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under "Risk Factors." Such forward-looking statements include, but are not limited to, statements with respect to the following:

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

• our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable;

• the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;

• future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

• other risks and uncertainties described from time to time in our reports filed with the SEC; and

• our ability to implement new digital technology, sometimes referred to as "3G" or "third-generation" technology, which could facilitate high-speed, high-volume wireless voice and data transmission and other advanced digital services.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business.  We currently are not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or operating results.

Item 6.  Exhibits and Reports on Form 8-K

(a)    List of Exhibits.

Exhibit Number	Exhibit Description
10.2(d)	Amendment No. 4 to Amended and Restated Shareholders' Agreement dated July 25, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.

(b)   Reports on Form 8-K.

1.     Current report on Form 8-K dated and filed August 17, 2001 with Securities and Exchange Commission reporting under Item 5 our intention to file a registration statement for a public offering of our Class A common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.

Date: November 13, 2001	By: /s/ JOHN D. THOMPSON
John D. Thompson
Chief Financial Officer and Treasurer