Form 10-K405
period 2001-12-31
NEXTEL PARTNERS INC
filed 2002-03-22
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐ .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Based on the closing sales price on March 5, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,114,505,437.

      Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Outstanding Title of Class	Number of Shares on March 5, 2002

Class A Common Stock	165,602,591 shares
Class B Common Stock	79,056,228 shares

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on May 14, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEXTEL PARTNERS, INC.

FORM 10-K

PART I

PART I

Item 1.     Business

Overview

      We provide digital wireless communications services in mid-sized and tertiary markets throughout the United States. We hold licenses for wireless frequencies in 58 markets where over 51 million people, or Pops, live and work. We have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas. In January 1999, we entered into a joint venture agreement with Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”). Nextel, through Nextel WIP, owned 32.3% of our common stock as of December 31, 2001 and is our largest stockholder. The Nextel relationship was created to accelerate the build-out of the Nextel digital mobile network in the United States by granting us the exclusive right to offer wireless communications services under the Nextel brand in selected mid-sized and tertiary markets.

      The Nextel digital mobile network uses a single digital transmission technology called integrated digital enhanced network, or iDEN, which was developed by Motorola. This network constitutes one of the largest fully integrated digital wireless communications systems in the United States. We offer a package of wireless voice and data services under the Nextel brand name targeted primarily to business users. We currently offer the following four services, fully integrated and accessible through a single wireless handset:

•	digital mobile, or interconnect, telephone service;

•	Nextel Direct Connect service, which allows subscribers in the same geographic region to contact each other instantly, on private one-to-one calls or on a group call;

•	two-way messaging, which allows users to receive and send pages and short text messages; and

•	Nextel Wireless Web service, which allows users with Internet-ready telephones access to the world wide web and web-based applications such as email and e-commerce.

      Nextel plans to expand the Nextel Direct Connect service throughout the Nextel digital mobile network, including our portion of the network. The first phase of this plan has been rolled out in our markets, and we, with Nextel, now offer an improved Direct Connect service, which allows any customer to instantly communicate with any other customer within a prescribed geographic area. The geographic area (the “Direct Connect calling area”) always includes several counties and in most cases includes an entire state. In some cases, the Direct Connect calling area includes multiple states. Because of this enhancement to the Nextel Direct Connect service, customers can assemble their own “talk groups” with other customers within the Direct Connect calling area, thereby eliminating the need for an operator to administer these talk groups. A second enhancement of Direct Connect, “traveling Direct Connect” is expected to be rolled out in some markets in 2002. Upon implementation of this enhancement, any two or more customers traveling to a market outside of their Direct Connect calling area will still be able to use Direct Connect in that market. For example, Nextel customers traveling from Albany to Honolulu will be able to direct connect each other while in the Honolulu area and will be able to direct connect other Nextel customers who reside in the Honolulu calling area. However, the customers while in Honolulu will not be able to direct connect customers in their Albany Direct Connect calling area.

      In April 2001, we and Nextel introduced the “i85s” and the “i50sx” handsets, and in November 2001, we and Nextel introduced the “i90c” handset. All of these handsets are part of a new platform of digital handsets with embedded Java technology. These new handsets, developed and manufactured by Motorola, combine the qualities of our Internet-capable handsets with additional features and functionality such as the ability to download Java-based applications, wireless synchronization capabilities and voice-activated dialing and recorder features.

      Our senior management team has substantial operating experience, with members averaging 16 years in the telecommunications industry. Each member of senior management has significant experience working at

AT&T Wireless, McCaw Cellular and/or Nextel. Key stockholders, in addition to Nextel WIP, include Credit Suisse First Boston (formerly known as DLJ Merchant Banking,) Madison Dearborn Partners, Motorola and Eagle River Investments, an investment company controlled by Craig O. McCaw.

Strategic Alliance with Nextel

      Our affiliation with Nextel is an integral part of our strategy. Nextel WIP has contributed to us licenses and cash in exchange for an ownership stake in our company. Under our agreements with Nextel WIP, we enjoy numerous important benefits, including:

•	Nextel Brand and Differentiated Marketing Programs. We have the exclusive right to build, operate and provide digital wireless communication services using the iDEN platform and the Nextel brand name in all of our markets.

•	Integrated Nationwide Network. Our systems are operationally seamless with those of Nextel, enabling customers of both companies to utilize all voice and data capabilities on the other Company’s portion of the digital mobile network.

•	Exclusive Partnership. We have the exclusive right to provide wireless communication services using the iDEN/800 MHz frequencies to Nextel’s customers who roam into our markets.

•	Infrastructure. In exchange for a fee, based on Nextel’s cost to provide the service, we have the right to utilize portions of Nextel’s infrastructure, including certain switching facilities and network monitoring systems, until our customer volume makes it advantageous for us to build our own.

•	Relationships. Nextel assists us in obtaining substantially the same terms it receives from vendors of equipment and services. In addition, we have developed our own relationships with other vendors from which we seek the same or comparable terms as Nextel receives from its vendors.

Business Strategy

      Our goal is to become the leading provider of integrated digital wireless communication services in each market in our territory by offering high-capacity, high-quality advanced communications services primarily to business users. In addition to our relationship with Nextel, we believe the following elements of our business strategy will distinguish our wireless service offerings from those of our competitors and will enable us to compete successfully:

•	Provide Differentiated Package of Wireless Services. We are a wireless service provider that can offer interconnect, Nextel Direct Connect, two-way messaging and Nextel Wireless Web services, fully integrated in a single wireless telephone. We believe this “four-in-one” offering is particularly attractive to business users. In addition, we maintain uniformity with Nextel by offering consistent rates to our customers anywhere on the Nextel digital mobile network.

•	Target Business Customers. We believe that our focus on business customers has resulted in higher monthly average revenue per unit and lower average monthly service cancellations or terminations. These business customers constitute a market segment for which we believe our product has high utility, and we further believe that we and Nextel are the only major U.S. wireless carriers directing fully integrated, nationwide offerings to this segment.

•	Maintain a Robust Reliable Network. We have completed the initial build-out of our system in all but one of our markets. Our objective is to maintain a robust and reliable system in our markets that covers all key areas in that market and operates seamlessly with the Nextel digital mobile network.

•	Provide Unparallel Customer Service. In addition to our unique four-in-one service offering, our objective is to distinguish ourselves by providing the highest quality customer service in the industry.

•	Operate in Mid-Sized and Tertiary Markets. We focus on mid-sized and tertiary markets with demographics we believe to be similar to those served by Nextel. We believe that this strategy will allow us to rapidly increase penetration within our targeted customer base, which we believe has historically been underserved in these markets. We believe that this focus, combined with our differentiated service offerings, will allow us to sustain our pricing strategy.

Markets

      We hold licenses for wireless frequencies in 58 markets where over 51 million people live and work. We consider these markets to be attractive because:

•	based on our understanding of Nextel’s business strategy, these markets are integral to Nextel’s strategy of providing national digital wireless services;

•	we believe that Nextel has experienced rapid subscriber growth and competitive success in markets with similar economic and demographic characteristics;

•	we believe that our markets generally contain fewer wireless competitors than do larger, more urban markets; and

•	a number of our markets are adjacent to operational Nextel markets and include numerous offices and branches of Nextel national account customers that we expect will become our customers as we have launched service in their vicinity.

      As of December 31, 2001,we have launched digital wireless service in all of the following markets (except for Burlington, Vermont which we plan to launch in the second half of 2003):

		Licensed
Region	Markets(1)	Pops

Northeast	Syracuse/Utica-Rome/Binghamton/Elmira, NY	2,058,780
	Harrisburg/York/Lancaster, PA	1,688,822
	Buffalo/Jamestown, NY	1,497,610
	Altoona/Johnstown/State College/Williamsport, PA	1,462,511
	Rochester, NY	1,211,105
	Albany/Glens Falls, NY	1,171,669
	Wilkes-Barre/Scranton, PA	987,728
	Burlington, VT (launch planned for 2nd half of 2003)	697,496
	Erie, PA	371,209

	Total	11,146,930

Midwest	Waterloo/Dubuque/Davenport/Cedar Rapids/Iowa City, IA	1,960,174
	Peoria/Springfield/Champaign/Bloomington/ Decatur, IL	1,844,352
	Omaha/Lincoln, NE	1,782,470
	Evansville/Owensboro, IN/KY	1,549,132
	Green Bay/Fond du Lac/Appleton/Sheboygan, WI	1,407,226
	Fargo/Grand Forks, ND	1,229,945
	Des Moines, IA	917,732
	Sioux City/Sioux Falls, IA/SD	724,726
	Boise/Twin Falls, ID	662,770
	Eau Claire/La Crosse, WI	505,515
	Rochester/Mankato, MN	484,185
	Duluth, MN	349,952
	Terre Haute, IN	343,148
	Idaho Falls/Pocatello, ID	341,399

		Licensed
Region	Markets(1)	Pops

	Wausau, WI	256,214
	Ft. Dodge/Mason City, IA	209,375

	Total	14,568,315

South	Louisville/Lexington-Fayette, KY	3,335,496
	Fayetteville/Fort Smith/Pine Bluff, AR	1,796,093
	Roanoke/Lynchburg/Charlottesville, WV	1,713,008
	Shreveport/Monroe/Tyler/Longview, LA/TX	1,626,510
	Hattiesburg/Jackson, MS	1,430,863
	McAllen/Harlingen/Brownsville, TX	1,023,589
	Pensacola/Panama City/Fort Walton Beach, FL	884,110
	Odessa-Midland/San Angelo, TX	832,582
	Parkersburg-Marietta, WV/OH	816,017
	Macon-Warner Robins, GA	764,670
	Montgomery, AL	739,246
	Lafayette/Lake Charles, LA	737,723
	Charleston, WV	726,176
	Tallahassee, FL	718,520
	Temple-Killeen/Waco, TX	701,599
	Mobile, AL	701,536
	Corpus Christi/Victoria, TX	635,127
	Bristol/Johnson City/Kingsport, VA/TN	590,874
	Little Rock, AR	583,845
	Albany, GA	458,163
	Alexandria, LA	457,789
	Texarkana, TX/AR	451,143
	Lubbock, TX	437,581
	Huntington-Ashland, WV/KY	407,269
	Columbus, GA	397,505
	Beaumont, TX	385,090
	Pascagoula, MS	363,988
	Amarillo, TX	322,269
	Laredo, TX	296,562
	Dothan/Auburn-Opelika, AL/GA	267,011
	Bryan-College Station, TX	192,653
	Abilene, TX	191,518

	Total	24,986,125

Noncontinental US	Hawaii (all islands)	1,211,537

	Combined Total	51,912,907

(1)	We may, from time to time, reconfigure our markets to take advantage of build-out and management synergies and marketing opportunities. While the actual territories and population estimates will not change, the way we group our markets may increase or decrease the total number of markets.

      We have calculated total Pops for a given market by utilizing Census 2000 data published by the U.S. Census Bureau, which lists population estimates by county. Future launch schedules for our markets are subject to the various factors discussed under the heading “Risk Factors” in this 10-K Annual Report.

      In addition to the medium-sized and tertiary markets, our markets include selected corridors along interstate and state highways. While these corridors do not have large business or residential populations, we believe that significant revenues will be earned from travelers on such highways. Accordingly, the population of a given area may not fully indicate the amount of the revenues that may be generated in such area.

The Nextel Digital Mobile Network

      We constructed our portion of the Nextel digital mobile network using the same technology used by Nextel. This technology, referred to as iDEN, was developed by Motorola.

      As required, we build and operate our portion of the Nextel digital mobile network in accordance with Nextel’s standards, which enables both companies to achieve a consistent level of service throughout the United States.

      Our customers have access to digital quality and advanced features whether they are using our or Nextel’s portion of the Nextel digital mobile network. This contrasts to the hybrid analog/ digital networks of cellular competitors, which do not support all features in the analog-only portions of their networks.

      Digital Mobile Network Services. We offer a bundled product consisting of the following fully integrated services accessible through a single wireless telephone:

•	digital mobile, or interconnect, telephone service;

•	Nextel Direct Connect service, which allows users in the same geographic region to contact each other instantly, on private one-to-one calls or on a group call;

•	two-way messaging, which allows users to receive and send pages and short text messages; and

•	Nextel Wireless Web service, which allows users with Internet-ready telephones access to the world wide web and web-based applications such as email and e-commerce.

      In addition, the Nextel digital mobile network has been designed to offer customers additional features, such as voicemail, call holding, call waiting, no-answer or busy-signal transfer, call forwarding and three-way calling.

      We believe that a significant degree of overlap exists in the customer population for these separate wireless communications services. We also believe that business customers are attracted to the convenience of combining multiple wireless communications services in a single wireless telephone and consolidating all wireless service charges into a single package price and billing statement.

      Our experience shows that a sizable portion of certain business users’ communications involves contacting co-workers within the same organization. Nextel Direct Connect service is especially well suited to address these intracompany wireless communications needs. Nextel Direct Connect service enables a customer to instantly set up a conference on either a one-to-one or group basis within the Direct Connect calling area. We believe this is a feature that is not included in any integrated service package currently available from competing cellular and digital operators. We believe that the Nextel Direct Connect service generates approximately 34% of our network traffic.

      To further expand the flexibility and convenience offered by Nextel Direct Connect service to customers outside a single organization but within a single industry or interest group located in the Direct Connect calling area, Nextel has introduced in both its markets and ours the Nextel Business Networks service. Nextel Business Networks extends Nextel Direct Connect service beyond a company’s employees to suppliers, customers and other parties involved in the same transaction, industry or work site. For example, a contractor can instantly connect not only with his employees, but with his subcontractors and vendors within his Direct Connect calling area.

      We believe our focus on business customers, particularly those customers who employ a mobile workforce with high demand for wireless communications services, accounts, in part, for our performance in the following areas:

•	Subscriber Growth. Our subscriber base has grown from approximately 10,200 subscribers as of December 31, 1998 to approximately 227,400 subscribers as of December 31, 2000 and 515,900 subscribers as of December 31, 2001.

•	Subscriber Revenues. Our monthly average revenue per unit, or ARPU for wireless communication services was approximately $71 for the years ended December 31, 2000 and 2001, as compared with a wireless industry average of approximately $45.56 for the six month period ended June 30, 2001, as reported by the Cellular Telecommunications and Internet Association. In addition, our lifetime revenue per subscriber was approximately $4,200 as of December 31, 2000 and approximately $4,400 as of December 31, 2001, which we believe to be the highest in the industry.

      International Roaming Agreements. To the extent that we are able to continue to be a part of Nextel’s international roaming agreements, we will continue to operate under those agreements. These agreements remain in force unless terminated by one of the parties in writing subject to a notice period of six months. Our agreements with Nextel WIP also allow us to earn revenue when non-U.S. subscribers roam on our portion of the Nextel digital mobile network. Currently, our and Nextel’s subscribers can roam on TELUS’s network in Canada and TELUS’s subscribers can roam on the Nextel digital mobile network.

      Digital Mobile Network Technology. The Nextel digital mobile network combines the iDEN technology developed and designed by Motorola with a low-power, multi-site deployment of base radios similar to that used by cellular service that permits us to reuse the same frequency in different cells, increasing our system’s effective capacity. Nextel currently uses iDEN technology throughout its portion of the Nextel digital mobile network and we are required by our operating agreements to use iDEN technology. iDEN technology is a proprietary format for delivering signals over scattered, non-contiguous specialized mobile radio, or SMR, frequencies.

      The iDEN technology shares the same basic platform as the wireless standards underlying global system for mobile communications, or GSM, and time division multiple access, or TDMA. iDEN shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and is a variant of the GSM technology that is being deployed by certain cellular and PCS operators in the United States. iDEN differs in a number of significant respects from the TDMA technology versions being assessed or deployed by many cellular and PCS providers in the United States. The iDEN technology, when utilized for the two-way radio dispatch function, can be significantly more efficient than TDMA technology formats.

      The design of the Nextel digital mobile network is premised on dividing a service area into multiple sites. Each site will contain the base radio connected by landline facilities or a microwave to a computer-controlled switching center. In the case of mobile telephone calls, the switching center controls the automatic transfer of calls from site to site as a customer travels, coordinates calls to and from a customer’s telephone and connects calls to the public switched telecommunications network. In the case of two-way dispatch calls, the switching center connects the customer initiating the call directly to the other customer in the case of a private call, and directly to a number of other customers in the case of a group call.

      Under our operating agreements, we and Nextel WIP are required to cooperate to optimize the location of the switching centers to support both Nextel’s existing and planned network service and service in our launched markets and those under construction. In areas where we do not have our own switch, we obtain switching services from Nextel WIP for a fee. Currently, we have installed three switches, one in Hawaii, one in upstate New York and one in Kentucky. We are also in the process of completing the installation of a switch in Iowa.

      The implementation of the Nextel digital mobile network design and technology increases the capacity of a SMR channel significantly, as compared to analog technology, in two ways:

•	The content of every call made by a digital subscriber is converted into a stream of data bits that is encoded and compressed before being transmitted over the airwaves. By converting the call into digital bits, both the content and the processing information used to route the call can be transmitted over the same channel without causing interference with other calls. Upon receipt of the coded data bits, the customer’s telephone will decode the signal into an audible voice.

•	By using the iDEN digital technology instead of analog technology on our systems, we achieve an approximate six-fold improvement in efficiency in the use of our spectrum for two-way radio dispatch service and an approximate three-fold improvement in efficiency for mobile telephone service.

      Each cell site provides service on our licensed frequencies to a particular geographic area permitting the customer’s telephone to communicate with our network. By designing our system with multiple cell sites, we are able to reuse the frequency channels many times throughout the same license area by placing our transmitters at low elevation sites and restricting the power of each transmitter to a directed geographic area, which may be less than one mile and up to 30 miles. This process avoids interference, while permitting significantly more customers to use the frequencies allotted to us. This system, combining digital compression technology with the reuse of spectrum throughout our license area, allows us to support more customer calls than would otherwise be the case with analog technologies.

Network Build-Out and Capital Expenditure Plan

      Cell Site Acquisition and Construction. As of December 31, 2001, we had 2,788 cell sites equipped and operational, which covered almost all planned cell site locations for our transmission equipment throughout our territory.

      Initially, we leased approximately 40 sites from Nextel WIP. In April 1999, Nextel WIP sold the towers constructed on these sites to SpectraSite Holdings, Inc., along with other towers, and entered into agreements pursuant to which SpectraSite agreed to build or purchase additional towers, including towers in our territory. We have entered into leasing arrangements with SpectraSite on agreed terms for space on towers controlled by SpectraSite located in our territory and upon which we require space. With respect to the SpectraSite towers in our territory on which we lease space and which were sold to Spectrasite by Nextel WIP, Nextel WIP has agreed to compensate us for the difference between the lease rates we pay to SpectraSite and the lease rates we would have paid to Nextel WIP under our former master lease agreement.

      To reduce the risk of zoning and other local regulatory delays, construction delays and site acquisition costs, we have located our cell sites on existing transmission towers owned by third parties wherever possible, or if necessary, on towers constructed or purchased by SpectraSite or other contracted third parties.

      Build-Out Criteria. Our agreements with Nextel WIP require us to build out our markets in compliance with the site acquisition, frequency design, launch criteria and construction standards that are in effect from time to time and are generally applicable to Nextel’s U.S. operating subsidiaries. These standards evolve with changes in technology and are subject to modification or adjustments to comply with local rules and laws.

      In general, the site acquisition and construction standards include the use of standard lease or license agreements, appropriate environmental testing of sites for our transmission equipment, compliance with local zoning and building permit requirements and compliance with applicable Federal Aviation Administration and FCC registration and other federal and state requirements applicable to site construction and operation.

      Frequency design requirements relate to specific frequencies, their required signal strength and propagation performance levels in a given area.

      Similarly, the launch criteria include the ability to provide service in the designated market at specified performance levels to both new customers and existing Nextel digital mobile network customers who roam into our market and the ability to support additional features as required by Nextel.

Relationship with Nextel

      We intend to capitalize on our relationship with Nextel and believe our relationship provides strategic and cost-saving advantages, including the following:

•	Nextel brand awareness and marketing programs. We benefit from Nextel’s national marketing efforts and related advertising campaigns, which are designed to increase awareness of the Nextel brand name and stimulate interest in and demand for Nextel service by stressing its versatility, value, simplicity and quality.

•	Nationwide roaming. Our customers and customers of Nextel are able to use interconnect service and all of Nextel’s features, except Nextel Direct Connect, wherever they travel throughout the Nextel digital mobile network at no additional charge. Nextel provides our customers the same mobile telephone functionality and related features available to them in our markets when they roam into Nextel’s markets. Pursuant to our operating agreements with Nextel WIP, Nextel’s subscribers generate revenue for us when they roam into our markets, and we pay Nextel when our subscribers roam into their markets.

•	Support services. The operating agreements with Nextel WIP enable us to use Nextel’s switching facilities and network monitoring center; use Nextel’s back-office systems to support customer activation and billing of national accounts; and access technology improvements from Nextel’s research and development. To the extent we are charged for these services, prices are based on Nextel’s cost to provide us these services.

•	Nextel’s existing relationships with vendors and distributors. Nextel WIP has agreed to assist us in obtaining substantially the same terms it receives from its vendors of equipment and services. For example, under our agreement with Motorola, we purchase wireless telephones and infrastructure equipment from Motorola at substantially the same prices as Nextel. We have developed our own relationships with vendors and seek from Nextel’s distributors the same or comparable terms as Nextel’s.

•	Nextel’s national accounts. Numerous offices and branches of Nextel’s national accounts have become our customers when we have launched service in their area.

Sales and Marketing

      Business Customer Focus. Our marketing strategy targets business users who we believe are particularly attracted to the Nextel digital mobile network’s potential for increasing efficiencies and reducing costs. We have initially concentrated our sales efforts on a number of distinct groups of mobile workers, including personnel in the transportation, delivery, real property and facilities management, construction and building trades, landscaping and other service sectors. We expect to gradually expand our target customer group to include additional industry groups.

      Prior to launch in each of our markets, we have marketed our services to leads and prospects based on targeted business users of our wireless services. We also generate prospects from offices or branches of Nextel national accounts located within our territory or as a result of inquiries directed to Nextel before we have launched our services. We expect to continue to benefit from Nextel’s national advertising campaigns. We use a direct sales force as well as indirect sales channels, direct mail, telemarketing and expect to use our own stores in 2002 to market our services and products.

      We believe that this focus on business customers and our unique bundle of services have resulted in higher monthly average revenue per unit and a lower average monthly cancellation or termination rate than other wireless services providers have experienced.

      Pricing Plans. Although we set our price levels in each of our markets independently of Nextel, we are required to adopt Nextel’s overall pricing strategies. We believe these strategies are both profitable and attractive to customers. In particular, unlike our competitors, our customers pay the same rates they pay at home when traveling anywhere on either Nextel’s or our portion of the Nextel digital mobile network, without the complex dialing procedures, access fees or higher roaming airtime rates frequently encountered by roaming customers of cellular providers.

Customer Care

      In October 1999, we opened our customer care call center in Las Vegas, Nevada and began to provide services to our customers. Our customers can reach customer service by dialing 611 from their wireless telephones or by calling the national 800 number advertised by Nextel. Nextel’s call center routes all calls from our customers to us. In addition to customer care, we have located our credit and activation, order fulfillment and collection services in the Las Vegas call center.

      In May 2001, we broke ground on our second customer support facility in Panama City Beach, Florida. We took occupancy of the facility in January 2002 and started to answer customer calls during February 2002.

The Nextel WIP Operating Agreements

      The operating agreements define the relationship, rights and obligations between Nextel WIP and us. The agreements began January 29, 1999, have initial terms of ten years and may be extended for up to two and a half years, with four ten-year renewals available at our option.

      Under these agreements, Nextel WIP is obligated to share with us Nextel’s experience in operating iDEN networks by granting us access to meetings and providing specified services upon our request. The most significant services Nextel WIP may provide us are:

•	use of some of Nextel’s switching facilities in exchange for a per-minute fee based on Nextel’s national average cost for such service, including financing and depreciation costs;

•	monitoring of switches owned by us on a 24-hour per day basis by Nextel’s network monitoring center in exchange for a fee based on pro-rata costs;

•	use of Nextel’s back-office systems in order to support customer activation, billing and customer care for national accounts in exchange for fees based on Nextel’s national average cost for such services;

•	use of the Nextel brand name and certain trademarks and service marks, and the marketing and advertising materials developed by Nextel, in exchange for a marketing services fee described below;

•	access to technology enhancements and improvements; and

•	assisting us in contracting with Nextel’s vendors on substantially the same terms as Nextel wherever possible.

      To further support us in our efforts, Nextel WIP has also agreed that:

•	no marketing services fee is due until the first month of the quarter beginning after we achieve two consecutive quarters of positive EBITDA as adjusted, at which time the fee will be 0.5% of gross monthly service revenues until December 31, 2003 and 1.0% of gross monthly service revenues thereafter; and

•	when a Nextel subscriber roams on our system we receive a percentage of the service revenues generated by the roaming subscriber. The percentage was 90% of the service revenues in 2000, 85% in 2001 and is 80% in 2002 and thereafter, subject to upward or downward adjustment based on the relative customer satisfaction levels of Nextel and us as measured by a customer satisfaction survey administered on a regular basis by a third-party vendor engaged by Nextel and us.

      In addition, the operating agreements require that we adhere to certain key operating requirements, including the following:

•	we generally are required to offer the full complement of products and services offered by Nextel in comparable service areas;

•	we must abide by Nextel’s standard pricing structure — principally home-rate roaming, but we need not charge the same prices as Nextel;

•	we must meet minimum network performance and customer care thresholds; and

•	we must adhere to standards in other operating areas, such as frequency design, site acquisition, construction, cell site maintenance and marketing and advertising.

The U.S. Wireless Communications Industry

      Overview. Mobile wireless communications systems use a variety of radio frequencies to transmit voice and data, and include cellular telephone services, ESMR, PCS and paging. ESMR stands for enhanced specialized mobile radio and is the regulatory term applied to the services, including those provided by the Nextel digital mobile network, that combine wireless telephone service with a dispatch feature and paging. PCS stands for personal communications service and refers to digital wireless telephone service.

      Since the first commercial cellular systems became operational in 1983, mobile wireless telecommunications services have grown dramatically as these services have become widely available and increasingly affordable. This growth has been driven by technological advances, changes in consumer preferences and increased availability of spectrum to new operators.

      The provision of cellular telephone service began with providers utilizing the 800 MHz band of radio frequency in 1982 when the FCC began issuing two licenses per market throughout the United States. In 1993, the FCC allocated a portion of the radio spectrum, 1850-1990 MHz, for a new wireless communications service commonly known as PCS. The FCC’s stated objectives in auctioning bandwidth for PCS were to foster competition among existing cellular carriers, increase availability of wireless services to a broader segment of the public, and bring innovative technology to the U.S. wireless industry. Since 1995, the FCC has conducted auctions in which industry participants have been awarded PCS licenses for designated areas throughout the United States.

      The demand for wireless telecommunications has grown rapidly, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices. According to the Cellular Telecommunications and Internet Association, the number of wireless subscribers in the United States, including cellular, PCS and ESMR, has grown from approximately 200,000 as of June 30, 1985 to 118 million by June 30, 2001, which reflected a penetration rate of 42.1%.

      The following table sets forth certain U.S. wireless industry statistics:

U.S. Wireless Subscribers 1992-June 2001

	Year Ended December 31,
										June 30,
	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001

Wireless Industry Statistics(1)
Total service revenues (in billions)	$7.8	$10.9	$14.2	$19.1	$23.6	$27.5	$33.1	$40.0	$52.5	$30.9	(2)
Wireless subscribers at end of period (in millions)	11.0	16.0	24.1	33.8	44.0	55.3	69.2	86.0	109.5	118.4
Subscriber growth	46.0%	45.1%	50.8%	40.0%	30.4%	25.6%	25.1%	24.3%	27.2%	22.0	%(3)
Average monthly revenues per subscriber	$68.68	$61.49	$56.21	$51.00	$47.70	$42.78	$39.43	$41.24	$45.27	$45.56	(4)
Ending penetration	4.3%	6.2%	9.2%	12.9%	16.6%	20.7%	25.6%	31.6%	38.9%	42.1%
Digital subscribers at end of period (in millions)	—	—	—	—	—	6.5	18.3	38.5	73.2	N/A

Source: Cellular Telecommunications and Internet Association and Census Bureau Data.

(1)	Reflects domestic U.S. commercially operational cellular, ESMR and PCS providers.

(2)	Reflects six month total.

(3)	Reflects subscriber growth between June 2000 and June 2001.

(4)	Reflects average monthly revenues per subscriber between January 2001 and June 2001.

      Wireless Communications Systems. In the U.S. wireless communications industry, there are three mobile wireless telephone services: cellular, ESMR and PCS. Cellular and ESMR services utilize radio spectrum in the 800 MHz band while PCS operates at higher frequencies of 1850 to 1990 MHz. Use of the 800 MHz band gives cellular and ESMR superior ability to penetrate buildings and other physical obstacles and spread or “propagate” through air, thereby reducing infrastructure costs since fewer base radios are needed to cover a given area.

      All cellular service transmissions were originally analog-based, although many cellular providers have now overlaid digital systems alongside their analog systems in large markets. Analog cellular technology has the advantage of using a consistent standard nationwide, permitting nationwide roaming using a single-mode, single-band telephone. On the other hand, analog technology has several disadvantages, including less efficient use of spectrum, which reduces effective call capacity; inconsistent service quality; decreased privacy, security and reliability as compared to digital technologies; and the inability to offer services such as voice mail, call waiting or caller identification.

      All PCS services, like ESMR, are all-digital systems that convert voice or data signals into a stream of binary digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital signaling, allows digital-based wireless technologies to offer new and enhanced services, and improved voice quality and system flexibility, as compared with analog technologies. Call forwarding, call waiting and greater call privacy are among the enhanced services that digital systems provide. In addition, due to the reduced power consumption of digital telephones, users benefit from an extended battery life.

      The FCC has also assigned non-contiguous portions of the 800 MHz band to SMR, which was initially dedicated to analog two-way radio dispatch services. This service only became viable in the mobile wireless telephone market with the introduction in 1993 of ESMR, which applies digital technology to make use of the 800 MHz spectrum band and its superior propagation characteristics to deliver the advantages of a digital wireless mobile telephone system while retaining and significantly enhancing the value of SMR’s traditional dispatch feature.

      Unlike analog cellular, which has been implemented in a uniform manner across the United States, several mutually incompatible digital technologies are currently in use in the United States. Roaming into different areas often requires multi-mode (analog/digital) and/or multi-band (PCS/cellular) telephones that function at both cellular and PCS frequencies and/or are equipped for more than one type of modulation technology. Time-division technologies, which include GSM, TDMA and iDEN, break up each transmission channel into time slots that increase effective capacity. Code Division Multiple Access, or CDMA technology, is a spread-spectrum technology that transmits portions of many messages over a broad portion of the available spectrum rather than a single channel. iDEN phones presently operate only in the iDEN mode within SMR frequencies, and therefore cannot roam onto other digital or analog wireless networks.

      Nextel. Nextel deployed a second generation of Motorola’s iDEN technology beginning in the third quarter of 1996. In their quarterly and 10-K Annual Reports, Nextel has reported a significant rate of customer growth since that time. Based on Nextel’s quarterly and 10-K Annual Reports, over the past four years the number of Nextel’s U.S. subscribers has grown at a 15% compounded growth rate quarter over quarter, and, as reported by Nextel, for the year ended December 31, 2001, the number had grown to approximately 8.7 million.

      The Nextel Direct Connect service dispatch capability allows any member of a mobile team to immediately communicate with any or all of a prearranged Nextel phone-equipped team with the push of a button within the Direct Connect calling area. This “push-to-talk” feature works like a two-way radio, but, in contrast to analog dispatch SMR radios, iDEN technology allows only the person or persons being called to hear the conversation.

      Nextel plans to expand the Nextel Direct Connect service throughout the Nextel digital mobile network, including our portion of the network. The first phase of this plan has been rolled out in our markets, and we, with Nextel, now offer an improved Direct Connect service which allows customers to instantly communicate with other customers in the customer’s Direct Connect calling area. Because of this enhancement to the Nextel Direct Connect service, customers can assemble their own “talk groups” with other customers within the Direct Connect calling area, thereby eliminating the need for an operator to administer these talk groups. A second enhancement of Direct Connect, “traveling Direct Connect” is expected to be rolled out in some markets in 2002. Upon implementation of this enhancement, any two or more customers traveling to a market outside of their Direct Connect calling area will still be able to use Direct Connect in that market. For example, Nextel customers traveling from Albany to Honolulu will be able to direct connect each other while in the Honolulu area and will be able to direct connect other Nextel customers who reside in the Honolulu calling area. However, the customers, while in Honolulu, will not be able to direct connect customers in their Albany Direct Connect calling area.

      Nextel Direct Connect service, together with other enhancements, including call alert, speakerphone capability and two-way messaging, differentiates Nextel’s digital service from those of cellular and PCS providers, and we believe it has been responsible for Nextel’s strong appeal to business users in mobile occupations, including transportation, delivery, real property and facilities management, construction and building, landscaping, and other service sectors. In addition to its advantages to customers, Nextel Direct Connect service uses only half the bandwidth that an interconnected call over an iDEN network would use, and this efficient use of spectrum gives the iDEN service provider the opportunity to offer attractive pricing for Nextel Direct Connect service.

      In 2000, we and Nextel introduced Nextel Wireless Web services in all of our domestic markets, creating the only nationwide integrated voice and packet data network. This service allows a Nextel Wireless Web customer to be “always connected” to the Internet as long as their phone is turned on.

      Nextel Wireless Web services provide a customer with access to the following functions through their telephone:

•	content and commerce, such as news, travel, financial and electronic retailing web sites;

•	industry solutions, such as fleet management applications;

•	mobile office solutions, such as corporate e-mail, calendar and address book; and

•	access services and solutions, such as use of the telephone as a wireless modem, enabling customers to connect their laptop or handheld device to their corporate network or an Internet service provider.

      Nextel continues to work with third-party vendors through their Nextel Developers Program to encourage the development of valuable applications for vertical markets such as the construction, financial, hospitality and transportation segments, in order to offer customers additional data services.

Competition

      In each of the markets where our portion of the Nextel digital mobile network will operate, we will likely compete with the two established cellular licensees and as many as six PCS licensees, including AT&T Wireless, Sprint PCS, Verizon Wireless, VoiceStream and Cingular Wireless. Our ability to compete effectively with other wireless communications service providers depends on a number of factors, including:

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

PCS operators will likely compete with us in providing some or all of the services available through our network. Additionally, we expect that existing cellular service providers, some of which have been operational for a number of years and have significantly greater financial and technical resources, customer bases and name recognition than us, will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network. Moreover, cellular and wireline companies are authorized to participate in dispatch and SMR services. We also expect our business to face competition from other technologies and services developed and introduced in the future.

      We believe that the mobile telephone service currently being provided on the Nextel digital mobile network utilizing the iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in our market areas. There are, however, and will in certain cases continue to be, differences between the services provided by us and by cellular and/or PCS system operators and the performance of our respective systems. The all-digital networks that we and Nextel operate provide customers with digital quality and advanced features wherever they roam on the Nextel digital mobile network, in contrast to hybrid analog/digital networks of cellular competitors, which do not support these features in the analog-only portion of their networks. Nevertheless, our ability to provide roaming services will be more limited than that of carriers whose subscribers use wireless telephones that can operate on both analog and digital cellular networks and who have roaming agreements covering larger parts of the country. As the Nextel digital mobile network expands to cover a greater geographic area, this disadvantage will be reduced, but we anticipate that the Nextel digital mobile network may never cover the same geographic areas as other mobile telephone services. In addition, if either PCS or cellular operators provide two-way radio dispatch services in the future, our competitive advantage in being uniquely able to combine that service with our mobile telephone service would be impaired.

      Wireless telephones used on the Nextel digital mobile network are not compatible with those employed on cellular or PCS systems, and vice versa. This lack of interoperability may impede our ability to attract cellular or PCS customers or those new mobile telephone customers that desire the ability to access different service providers in the same market.

      These telephones are likely to remain significantly more expensive than analog telephones, and are likely to remain somewhat more expensive than digital cellular or PCS telephones that do not incorporate a comparable multi-function capability. We therefore expect to charge higher prices for our telephones than the prices charged by operators for analog cellular telephones and possibly than the prices charged by operators for digital cellular telephones. However, we believe that our multi-function telephones currently are competitively priced compared to multi-function — mobile telephone service and short text messaging — digital, cellular and PCS telephones.

      During the transition to digital technology, certain participants in the U.S. cellular industry are offering telephones with dual mode — analog and digital — compatibility. Additionally, certain analog cellular system operators that directly or through their affiliates also are constructing and operating digital PCS systems have made available to their customers dual mode/dual band — 800 MHz cellular/1900 MHz PCS — telephones, to combine the enhanced feature set available on digital PCS systems within their digital service coverage areas with the broader wireless coverage area available on the analog cellular network. We do not have comparable hybrid telephones available to our customers. We can give no assurances that potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we plan to provide on our portion of the Nextel digital mobile network.

      Over the past several years, as the number of wireless communications providers in our market areas have increased, the prices of such providers’ wireless service offerings to customers in those markets have generally been decreasing. We may encounter market pressures to reduce our service offering prices or to restructure our service offering packages to respond to particular short-term, market-specific situations, such as special introductory pricing or packages that may be offered by new providers launching their service in a market, or to remain competitive in the event that wireless service providers generally continue to reduce the prices charged to their customers, particularly if PCS operators enter the smaller markets that we intend to serve.

      Because many of the cellular operators and certain of the PCS operators in our markets have substantially greater financial resources than us, they may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by us and may be able to offer services to customers at prices that are below prices that we are able to offer for comparable services. Thus, our ability to compete based on the price of our digital telephones and service offerings will be limited. We cannot predict the competitive effect that any of these factors, or any combination thereof, will have on us.

      Cellular operators and PCS operators and entities that have been awarded PCS licenses generally control more spectrum than is allocated for SMR service in each of the relevant market areas. Specifically, each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for between 10 MHz and 30 MHz of spectrum in the markets in which they are licensed, while only approximately 20 MHz is available to all competing SMR systems, including Nextel’s and our systems, in those markets. The control of more spectrum gives cellular operators and many PCS licensees the potential for more system capacity and, therefore, the ability to serve more subscribers than SMR operators, including Nextel and us. We believe that we generally have adequate spectrum to provide the capacity needed on our portion of the Nextel digital mobile network currently and for the reasonably foreseeable future although we may need to acquire additional spectrum in some markets to insure that the quality of our network keeps pace with anticipated growth in our customer base.

      Since it has received auction authority, the FCC has held almost 40 spectrum auctions. Generally, the auctions do not involve spectrum used to compete with our services. However, the FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services which may compete with traditional mobile wireless services. Additionally, the FCC has reallocated, but not yet assigned, frequencies in the 700 MHz band of the former analog television channels 60-69 and 52-59 to commercial services. The auctions for this spectrum have been scheduled for June 19, 2002. It is possible that this spectrum, once auctioned, will be used to offer services that are competitive with our service. In addition, the FCC will continue to auction spectrum in the future, and we cannot predict how these frequencies will be used, the technologies that will develop or what impact, if any, they will have on our ability to compete for wireless communications services customers.

      In January 2001, the FCC completed the re-auction of over 150 PCS licenses. The vast majority of these licenses were purchased by carriers who offer services in competition to us. A decision by the United States Court of Appeals for the District of Columbia Circuit involving the bankruptcy proceeding of NextWave Personal Communications, Inc. placed the status of these licenses in doubt. While a settlement had been reached in this matter, the settlement required Congressional approval by December 31, 2001, which never occurred. The status of these licenses is once again in doubt, and the United States Supreme Court recently agreed to accept review of the Court of Appeals decision. The FCC or Congress may also allocate additional spectrum at any time and create rules that would make services provided on that spectrum competitive with our ESMR service.

      In addition, the FCC has initiated two inquiries that may affect the availability of spectrum for wireless services. One is an inquiry into secondary spectrum markets, and the other is an inquiry into “third-generation,” or “3G,” services to be offered in the near future by wireless carriers. It is impossible to predict the outcome or timeframe for FCC action on these matters. However, the outcome of these proceedings will likely affect the ability of all carriers, including us, to obtain additional spectrum to be used in offering both traditional and advanced wireless services.

Regulation

     Federal Regulation

      SMR Regulation. We are an SMR operator regulated by the FCC. The FCC also regulates the licensing, construction, operation and acquisition of all other wireless telecommunications systems in the United States, including cellular and PCS operators. We are generally subject to the same FCC rules and regulations as cellular and PCS operators, but our status as an SMR operator creates some important regulatory differences.

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

      The first SMR systems became operational in 1974, but these early systems were not permitted or designed to provide interconnected telephone service competitive with that provided by cellular operators. SMR operators originally emphasized two-way dispatch service, which involves shorter duration communications than mobile telephone service and places less demand on system capacity. SMR system capacity and quality was originally limited by:

•	the smaller portion of the radio spectrum allocated to SMR;

•	the assignment of SMR frequencies on a non-contiguous basis;

•	regulations and procedures that initially served to spread ownership of SMR licenses among a large number of operators in each market, further limiting the amount of SMR spectrum available to any particular operator; and

•	older SMR technology, which employed analog transmission and a single site, high-power transmitter configuration, precluding the use of any given SMR frequency by more than one caller at a time within a given licensed service area.

      The original analog SMR market was oriented largely to customers such as contractors, service companies and delivery services that have significant field operations and need to provide their personnel with the ability to communicate directly with one another, either on a one-to-one or one-to-many basis, within a limited geographic area. SMR licenses granted prior to 1997 have several unfavorable characteristics, as compared with cellular or PCS licenses. Because these SMR licenses were on a site-by-site basis, numerous SMR licenses were required to cover the metropolitan area typically covered by a single cellular or PCS license.

      SMR licenses granted in 1997 and later were granted to cover a large area (known as an economic area, or EA) rather than a particular antenna at a particular site. EA licenses therefore, are more like cellular or PCS licenses in this regard, and eliminate one of the former regulatory disadvantages of SMR licenses. The FCC has held two SMR auctions for EA licenses, which include the frequencies on which we and Nextel operate in the 800 MHz band. In both auctions, Nextel, or a bidding consortium made up of Nextel and us, was the largest successful bidder, and as a result, we or a Nextel subsidiary hold EA licenses for most, but not all, of the territories that we intend to serve.

      The first EA licenses granted the licensee exclusive use of the frequencies in the EA territory. To the extent that another SMR site-by-site licensee may be operating in the same frequencies in the EA pursuant to another license, the EA license has priority, but must compensate the incumbent for the cost of changing to another frequency. We, or a Nextel subsidiary, hold all of the EA licenses from the first auction that includes our frequencies. Most of our EA licenses are free of incumbent carriers other than Nextel. Nextel WIP has transferred to us those site-by-site licenses located in our EA territories operating at the same frequencies.

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

      EA licenses to operate on these frequencies were granted pursuant to a one-time auction and are issued for ten years, after which we need to apply for renewal from the FCC. We expect to obtain renewal of our EA licenses if we are otherwise in good standing before the FCC. In addition, all of our SMR licenses are subject to FCC build-out requirements. The FCC has modified the build-out deadlines for our pre-1997 site-by-site SMR licenses permitting us to utilize the same build-out schedules as our EA licenses. Our EA licenses must provide coverage to at least one-third of the population of the license area within three years of the initial grant and two-thirds of the population within five years. Failure to comply with the build-out requirements for both site-by-site licenses and EA licenses may result in a revocation of these licenses by the FCC. We hold and utilize both site-by-site licenses and EA licenses. We have met all of the applicable time and population based build-out requirements and associated filings of licenses to date.

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

      The FCC prohibits any SMR, cellular or PCS provider, including us, collectively regulated as Commercial Mobile Radio Service, or “CMRS,” providers, from restricting another carrier’s ability to resell its services until November 24, 2002. In addition, we must provide consumers the ability to “manually” roam on our network. The FCC also has adopted requirements for CMRS providers, including covered SMR providers, to implement various enhanced 911 capabilities. We, along with Nextel, are in the process of implementing such capabilities and have received from the FCC a waiver of the requirements for at least one year. In some states, we may not be able to recover our costs of implementing such enhanced 911 capabilities.

      The FCC also requires CMRS providers to deploy “number portability” technology that would allow customers to keep their telephone numbers when switching to another carrier. Covered SMR providers, including us, along with all other CMRS services providers, must offer this number portability service in the 100 largest metropolitan areas, including the ability to support nationwide roaming, by November 2002. This requirement also includes enabling calls from our network to be delivered to telephone numbers that have been switched from one wireline carrier to another. The FCC is currently considering a petition, supported by many in the industry, that would eliminate this requirement. It is not clear what the outcome of this proceeding will be. Number portability, if implemented, will impose costs that we believe will not have a material adverse impact on our operations. It will also enhance the ability of customers to switch providers, both from us to other carriers and from other carriers to us.

      The FCC’s spectrum cap regulations currently limit any entity from holding attributable interests in more than 55 MHz of licensed broadband PCS, cellular or covered SMR spectrum with significant overlap in any geographic area. Effective January 1, 2003, the FCC intends to completely eliminate the wireless spectrum cap. The FCC has stated that it will replace the existing spectrum cap with some other, as yet unidentified, means of competition enforcement. These rules will affect our ability, as well as our competitors’ ability, to obtain additional spectrum.

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

      The FCC is responsible for the other rules and policies which govern the operations over the SMR spectrum necessary for the offering of our services. This includes the terms under which CMRS providers interconnect their networks and the networks of wireline and other wireless providers of interstate communications services. The FCC also has the authority to adjudicate, among other matters, complaints filed under the Communications Act with respect to service providers subject to its jurisdiction. Under its broad oversight authority with respect to market entry and the promotion of a competitive marketplace for wireless providers, the FCC regularly conducts rulemaking and other types of proceedings to determine rules and policies that could affect SMR operations, and the CMRS industry generally. These rules and policies are applicable to our operations and we intend to comply with the FCC’s promulgations.

      The FCC imposes a number of obligations for local exchange carriers to interconnect their network to other carriers’ networks which affect wireless service providers. Established local exchange carriers must provide for co-location of equipment necessary for interconnection, as well as any technically feasible method of interconnection requested by a CMRS provider. In addition, all local exchange carriers are obligated to enter into reciprocal, cost-based compensation arrangements with CMRS providers for the transmission of local calls. On July 18, 2000 the United States Court of Appeals for the Eighth Circuit overturned the FCC’s order that required compensation based on the most efficient network configuration. The U.S. Supreme Court is currently considering an appeal of this decision. The outcome of this appeal may have a significant impact on the charges we pay to other carriers and on the compensation we receive for interconnection. In addition, the FCC has recently initiated a further inquiry into the compensation rates carriers must pay each other for both the transmission of local and long distance calls. While this proceeding is expected to take several years to complete, the outcome may significantly affect the charges we pay to other carriers and the compensation we receive for these services. Furthermore, if we cannot successfully negotiate an interconnection agreement with an established local exchange carrier, it may require the relevant state public utilities commissions to serve as arbitrators.

      In addition, the Communications Assistance for Law Enforcement Act of 1994 requires all telecommunications carriers, including wireless carriers, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers. On August 15, 2000, the United States Court of Appeals for the D.C. Circuit reversed and remanded a FCC requirement that certain call identifying information be provided to law enforcement. Moreover, implementation of certain capabilities affecting the transmission of packet-mode data, as required by the FCC, was required to be completed by November 19, 2001. We have timely requested a two-year extension for the packet-mode requirements and are thus in compliance pending consultation with the FBI and receipt of a final FCC order. Compliance with the requirements of this Act, further FBI requests, and the FCC’s rules could impose significant additional direct and/or indirect costs on us and other wireless carriers.

      Wireless networks are also subject to certain FCC and FAA regulations respecting the relocation, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act, the National Historic Preservation Act, and the environmental regulations of the FCC. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC’s rules require antenna structure owners to notify the FAA of structures that may require marking or lighting. In addition to our SMR licenses, we may also utilize other carriers’ facilities to connect base radio sites and to link them to their respective main switching offices. These facilities may be separately licensed by the FCC and may be subject to regulation as to technical parameters, service, and transfer or assignment.

      Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including SMR providers such as ourselves, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate end-user telecommunications revenue. The Communications Act also permits states to adopt universal service regulations not inconsistent with the Communications Act or the FCC’s regulations. While states cannot, generally, regulate our rates for universal services, the FCC has concluded that states can require CMRS providers to contribute to their universal services funds. Additional costs may be incurred by us and ultimately by our subscribers as a result of our compliance with these required contributions. The FCC has recently initiated a proceeding which could significantly increase the contributions we must market to Federal Universal Service Programs. We cannot predict whether the proceeding will result in any significant change in the contribution we must make.

      The Communications Act also requires all telecommunications carriers, including SMR licensees, to ensure that their services are accessible to and useable by persons with disabilities, if readily achievable.

Compliance with these provisions, and the regulations promulgated thereunder, could impose additional direct and/or indirect costs on us and other licensees.

      In addition, other regulations may be promulgated pursuant to the Communications Act or other acts of Congress, which could significantly raise our cost of providing service. In response, we may be required to modify our business plans or operations in order to comply with any such regulations. Moreover, the FCC or other federal government agencies or any state regulatory agency having jurisdiction over our business may adopt or change regulations or take other action that could adversely affect our financial condition or results of operations.

     State Regulation and Local Approvals

      The states in which we operate generally have agencies or commissions charged under state law with regulating telecommunications companies, and local governments generally seek to regulate placement of transmitters and rights of way. While the powers of state and local governments to regulate wireless carriers are limited to some extent by federal law, we will have to devote resources to comply with state and local requirements. For example, state and local governments generally may not regulate our rates or our entry into a market, but are permitted to manage public rights of way, for which they can require fair and reasonable compensation.

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

Employees

      As of December 31, 2001, we had approximately 1,900 employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.

Executive Officers of the Registrant

      The following table sets forth certain information with respect to our executive officers:

Name	Age	Position

John Chapple	48	President, Chief Executive Officer and Chairman of the Board
John Thompson	48	Vice President, Chief Financial Officer and Treasurer
David Thaler	46	Vice President — Business Operations
David Aas	48	Vice President — Engineering and Technical Operations
Perry Satterlee	41	Vice President — Sales and Marketing
Mark Fanning	42	Vice President — People Development
Donald Manning	41	Vice President, General Counsel and Secretary

      John Chapple worked to organize Nextel Partners throughout 1998 and has been the President, Chief Executive Officer and Chairman of the Board of Nextel Partners and our subsidiaries since August 1998. Mr. Chapple was elected to our Board of Directors pursuant to the terms of our amended and restated shareholders’ agreement. Mr. Chapple, a graduate of Syracuse University and Harvard University’s Advanced Management Program, has over 23 years of experience in the wireless communications and cable television industries. From 1978 to 1983, he served on the senior management team of Rogers Cablesystems before moving to American Cablesystems as Senior Vice President of Operations from 1983 to 1988. From 1988 to 1995, he served as Executive Vice President of Operations for McCaw Cellular Communications and subsequently AT&T Wireless Services following the merger of those companies. From 1995 to 1997, Mr. Chapple was the President and Chief Operating Officer for Orca Bay Sports and Entertainment in

Vancouver, B.C. Orca Bay owned and operated Vancouver’s National Basketball Association and National Hockey League sports franchises in addition to the General Motors Place sports arena and retail interests. Mr. Chapple is the past Chairman of Cellular One Group and the Personal Communications Industry Association, past Vice-Chairman of the Cellular Telecommunications and Internet Association and has been on the Board of Governors of the NHL and NBA. Mr. Chapple is currently on the Syracuse University Maxwell School Board of Advisors and on the Fulcrum Technologies, Inc. Board of Directors.

      John Thompson has been the Chief Financial Officer and Treasurer of Nextel Partners and our subsidiaries since August 1998 and has approximately 23 years of finance experience, including over 15 years in the wireless communications industry. Mr. Thompson holds both a B.A. in Accounting and a Juris Doctor from the University of Puget Sound. From 1978 to 1986, he served as Tax Manager for Laventhol & Horwath. In 1986, he joined McCaw Cellular Communications as Vice President of Tax. In 1990, he became Senior Vice President of McCaw Cellular Communications and assumed a significant role in a number of key initiatives for the company, including its acquisition of LIN Broadcasting in 1990, the merger of it and AT&T in 1993, and AT&T’s PCS license acquisitions in 1996. In 1997, he became Chief Financial Officer for AT&T Wireless Services. Mr. Thompson has served on the boards of a number of AT&T Wireless Services joint ventures, including Bay Area Cellular Telephone Company, and currently serves on the board of Cellport Systems, Inc.

      David Thaler has been the Vice President — Business Operations of Nextel Partners and our subsidiaries since August 1998 and has over 19 years of management experience in the wireless and cable television industries. From February 1997 to 1998, he served as Senior Vice President and Managing Director of International Development and Operations for AT&T Wireless Services. In this role, Mr. Thaler had overall responsibility for all operating facets related to AT&T Wireless joint ventures in Brazil, Hong Kong, India, Colombia and Taiwan. From 1995 to 1997, Mr. Thaler was Vice President of Operations for AT&T Wireless Services’ Central Region business unit. From 1988 to 1995, Mr. Thaler served as Vice President and General Manager of McCaw Cellular Communications’ Midwest District, providing overall leadership for an operation consisting of 14 metropolitan areas. From 1983 to 1988, he served as General Manager and Regional Vice President for American Cablesystems.

      David Aas has been the Vice President — Engineering and Technical Operations of Nextel Partners and our subsidiaries since August 1998. Prior to joining Nextel Partners, Mr. Aas served as Vice President of Engineering and Operations of AT&T Wireless’ Messaging Division. Mr. Aas has over 24 years of experience in the wireless industry and has held a number of senior technical management positions, including positions with Airsignal from 1977 to 1981, MCI from 1981 to 1986, and MobileComm from 1986 to 1989. From 1989 to August 1998, he was with AT&T Wireless, where he led the design, development, construction and operation of AT&T Wireless’ national messaging network. Mr. Aas served on the Technical Development Committee of the Personal Communications Industry Association and led the development and deployment of the PACT two-way messaging system.

      Perry Satterlee has been the Vice President — Sales and Marketing of Nextel Partners and our subsidiaries since August 1998 and has over 14 years of wireless industry experience. Prior to Nextel Partners, Mr. Satterlee spent two years with Nextel, where he held the position of President — Pacific Northwest Area since its inception in 1996. Prior to joining Nextel, Mr. Satterlee served from 1992 to 1996 as Vice President and General Manager of AT&T Wireless Services’ Central California District. From 1990 to 1992, he was General Manager of McCaw Cellular Communications’ Ventura/ Santa Barbara market. From 1988 to 1990, Mr. Satterlee was Director of Planning for McCaw Cellular Communications, where he led the company’s planning and budgeting processes.

      Mark Fanning has been the Vice President — People Development of Nextel Partners and our subsidiaries since August 1998 and has over 20 years of human resources experience, including nine years in the wireless industry with McCaw Cellular Communications and AT&T Wireless Services. From 1995 to 1998, Mr. Fanning served as Vice President for People Development Operations for AT&T Wireless Services. From 1991 to 1995, he served as Director and later as Vice President of Compensation & Benefits for AT&T

Wireless Services. From 1989 to 1991, he was the Director of People Development for McCaw Cellular’s California/ Nevada region.

      Donald Manning has been the Vice President, General Counsel and Secretary of Nextel Partners and our subsidiaries since August 1998 and has over 16 years of legal experience. From July 1996 to July 1998, he served as Regional Attorney for the Western Region of AT&T Wireless Services, an 11-state business unit generating over $400 million in revenues annually. Prior to joining AT&T Wireless Services, from September 1989 to July 1996, Mr. Manning was an attorney with Heller Ehrman White & McAuliffe specializing in corporate and commercial litigation. From September 1985 to September 1989, he was an attorney with the Atlanta-based firm of Long, Aldridge & Norman.

      Our executive officers do not serve for any specified terms and, instead, are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among our directors and officers.

RISK FACTORS

      The following risk factors and other information included in this 10-K Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have a history of operating losses, expect to continue to incur substantial operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

      We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of December 31, 2001, we had an accumulated deficit of approximately $697.0 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally and terrorist attacks upon the United States have added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

If Nextel experiences financial or operational difficulties, our business may be adversely affected.

      Our business plan depends, in part, on Nextel continuing to build and sustain customer support of their brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to their portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of their products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, their domestic digital mobile network business and the risks associated with that business can be found in Nextel’s 10-K Annual Report on Form 10-K for the year ended December 31, 2000, and, when filed, for the year ended December 31, 2001, as well as Nextel’s other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 (SEC file number 0-19656).

Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding Class A common stock.

      Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund redemption by us of, all of the outstanding shares of our Class A common stock. In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or cause and fund a redemption by us of, all of the outstanding shares of our Class A common stock.

Any failure to integrate our portion of the Nextel digital mobile network with Nextel’s portion effectively or on schedule would have an adverse effect on our results of operations.

      Pursuant to our operating agreements with Nextel WIP, Nextel WIP provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches that direct calls to their destinations. Any interruption in the provision of these services could delay or prevent the successful integration of our portion of the Nextel digital mobile network with Nextel’s portion, which is essential to the overall success of our business.

      Moreover, our business plan depends on our ability to implement integrated customer service, network management and billing systems with Nextel’s systems to allow our respective portions of the Nextel digital mobile network to operate together, and provide our and Nextel’s customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these systems effectively or on schedule may have an adverse effect on our results of operations.

Difficulties in constructing and operating our portion of the Nextel digital mobile network could increase the estimated costs and delay the continued expansion of the network, which would adversely affect our ability to generate revenue.

      The continued operation of our portion of the Nextel digital mobile network involves a high degree of risk. Before we are able to build additional cell sites in our markets to expand coverage, fill in holes in coverage or to increase capacity, we will need to:

•	select and acquire appropriate sites for our transmission equipment, or cell sites;

•	purchase and install low-power transmitters, receivers and control equipment, or base radio equipment;

•	build out the physical infrastructure;

•	obtain interconnection services from local telephone service carriers on a timely basis; and

•	test the cell site.

      Our ability to perform these necessary steps successfully may be hindered by, among other things, any failure to:

•	lease or obtain rights to sites for the location of our base radio equipment;

•	obtain necessary zoning and other local approvals with respect to the placement, construction and modification of our facilities;

•	acquire additional necessary radio frequencies from third parties or exchange radio frequency licenses with Nextel WIP;

•	commence and complete the construction of sites for our equipment in a timely and satisfactory manner; and

•	obtain necessary approvals, licenses and permits from federal, state and local agencies, including land use regulatory approvals and approval from the Federal Aviation Administration and Federal Communications Commission with respect to the transmission towers that we will be using.

      Before fully implementing our portion of the Nextel digital mobile network in a new market area or expanding coverage in an existing market area, we must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, free up frequency channels now devoted to non-digital transmissions and begin systems optimization. These processes may take weeks or months to complete and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies. In addition, we may experience cost overruns and delays not within our control caused by acts of governmental entities, design changes, material and equipment shortages, delays in delivery and catastrophic occurrences. Any failure to construct our portion of the Nextel digital mobile network on a timely basis may affect our ability to provide the quality of services in our markets consistent with our current business plan, and any significant delays could have a material adverse effect on our business.

If we do not offer services that Nextel WIP requires us to offer or we fail to meet performance standards, we risk termination of our agreements with Nextel WIP, which would eliminate our ability to carry out our current business plan and strategy.

      Our operating agreements with Nextel WIP require us to construct and operate our portion of the Nextel digital mobile network to specific standards, and to offer certain services by Nextel and its domestic subsidiaries. Our failure to satisfy these obligations could constitute a material default under the operating agreements that would give Nextel WIP the right to terminate these agreements, and would terminate our right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition.

We may be required to implement material changes to our business operations to the extent these changes are adopted by Nextel, which may not be beneficial to our business.

      If Nextel adopts material changes to their operations, our operating agreements with Nextel WIP give it the right to require us to make similar changes to our operations. The failure to implement required changes could, under certain circumstances, trigger the ability of Nextel WIP to terminate their operating agreements with us. Even if the required change is beneficial to Nextel, the effect on our business may differ due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business plan.

The transmission technology used by us and Nextel is different from that used by most other wireless carriers, and, as a result, we might not be able to keep pace with industry standards if more widely used technologies advance.

      The Nextel digital mobile network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls “iDEN.” We, Nextel, and Southern LINC are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other domestic wireless networks.

      Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technology that may perform better or are available at a lower cost without Nextel WIP’s consent.

      Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, because of the restrictive provisions in our operating agreements with Nextel WIP, we will be less able to compete effectively and could lose customers to our competitors.

We are dependent on Motorola for telecommunications equipment necessary for the operation of our business, and any failure of Motorola to perform would adversely affect our operating results.

      Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers, and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network. We expect that for the next few years, Motorola, and competing manufacturers who are licensed by Motorola, will be the only manufacturers of wireless telephones that are compatible with the Nextel digital mobile network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and their affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot be sure that equipment quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately between Nextel and us.

Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.

      Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as third-generation or “3G.” We and Nextel are focusing these activities on maximizing our ability to deliver 3G capabilities while continuing to fully utilize our iDEN digital mobile network. Significant capital expenditures would be required in implementing this third-generation technology, and there can be no guarantee that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement third-generation technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of third-generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop third-generation technology that is more effective or economical than ours, our business may be adversely affected.

We may not be able to obtain additional spectrum, which may adversely impact our ability to implement our business plan.

      We may seek to acquire additional spectrum, including through participation as a bidder or member of a bidding group in government-sponsored auctions of spectrum. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that purpose may not be available on acceptable terms, or at all. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced. Even if we are able to acquire spectrum, we may still require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those associated with the potential provision of any new “third-generation” or “3G” wireless services. This additional capital may not be available.

      We cannot be sure that any future spectrum auctions will occur or, if so, occur on their currently announced schedules. For example, the Federal Communications Commission already has postponed on several occasions the first auction of the reallocated 700 MHz spectrum now being used by broadcast television stations, and that auction is currently scheduled for June 19, 2002. We also cannot be sure:

•	in which auctions we will participate, alone or as a member of a bidding group;

•	whether we or any bidding group in which we are a participant will be a successful bidder and will be awarded spectrum licenses in any auction; and

•	what amounts would be required to be bid to prevail in any auction.

Our future performance will depend on our and Nextel’s ability to succeed in the highly competitive wireless communications industry.

      Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

•	If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Nextel’s portion of the Nextel digital mobile network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

•	Because the Nextel digital mobile network does not provide roaming coverage on a nationwide basis that is as extensive as is available through most cellular and personal communication services providers, we may not be able to compete effectively against those providers. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

•	Neither we nor Nextel have the extensive direct and indirect channels of distribution for the Nextel digital mobile network products and services that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and therefore have access to more potential customers than we do.

•	Because of their greater resources, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. If we cannot, as a result, compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

•	The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and adversely affect market acceptance of our services.

•	In 2000, we began to offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Wireless Web. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of “third generation” or “3G” services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel digital mobile network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

•	If either personal communication services or cellular operators provide two-way radio dispatch or comparable capabilities in the future, our competitive advantage may be impaired. Further, some of our competitors have attempted to compete with the Nextel Direct Connect service by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated small groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

•	We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors’ prices in these markets will decrease. We may encounter further market pressures to reduce our digital mobile network service offering prices; restructure our digital mobile network service offering packages to offer more value; or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their services in a particular market. A reduction in our pricing would likely have an adverse effect on our revenues and operating results.

•	Because of the numerous features we offer, our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi-service offering. This may reduce our growth opportunities or profitability.

•	Recent agreements between competitors in some of our markets to share network construction efforts will reportedly reduce their costs and increase their coverage area. These agreements, along with future agreements, may increase market pressure for us to reduce our prices and expand our coverage areas.

Our network may not have sufficient capacity to support our anticipated customer growth.

      Our business plan depends on assuring that our portion of the Nextel digital mobile network has adequate capacity to accommodate anticipated new customers and the related increase in usage of our network. This plan relies on:

•	the ability to obtain additional spectrum when and where required;

•	the availability of wireless telephones of the appropriate model and type to meet the demands and preferences of our customers; and

•	the ability to obtain and construct additional cell sites and other infrastructure equipment.

      We cannot assure you that we will not experience unanticipated difficulties in obtaining these items, which could adversely affect our ability to build our portion of the network.

We have potential systems limitations on adding customers, which may adversely affect our growth and performance.

      Our success in generating revenues by attracting and retaining large numbers of customers to our portion of the Nextel digital mobile network is critical to our business plan. In order to do so, we must develop effective procedures for customer activation, customer service, billing and other support services. Even if our system is functional on a technical basis, we may encounter other factors that could adversely affect our ability to successfully add customers to our portion of the Nextel digital mobile network, including:

•	inadequate or inefficient systems, business process and related support functions especially as related to customer service and accounts receivable collection; and

•	an inappropriately long length of time between a customer’s order and activation of service for that customer, especially because the current activation time for our new customers is longer than that of some of our competitors.

      Customer reliance on our customer service functions may increase as we add new customers. Our inability to timely and efficiently meet the demands for these services could decrease or postpone subscriber growth, or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenues.

Our highly leveraged capital structure and other factors could limit our ability to obtain additional financing and our growth opportunities.

      The level of our outstanding debt greatly exceeds the level of our revenues and stockholders’ equity. As of December 31, 2001, we had approximately $1.3 billion of total long-term debt outstanding, including $325 million outstanding under our credit facility, $392.3 million of 14% senior discount notes outstanding at their accreted value, $400 million of 11% senior notes outstanding and $210.5 million of 12.5% senior discount notes outstanding at their accreted value. This indebtedness represented approximately 79% of our total book capitalization at that date. As of December 31, 2001, we also had $31.0 million of mandatorily redeemable preferred stock outstanding, including accrued dividends. In addition, on February 5, 2002, we closed the transaction to amend our existing credit facility to provide for an additional $50 million term loan.

      Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

•	it limits our ability to obtain additional financing, if needed, to continue the build-out of or implement any enhancement of our portion of the Nextel digital mobile network including any enhanced iDEN services to expand wireless voice capacity, enhanced data services or potential “third generation” or “3G” mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

•	it will require us to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, reducing funds available for our build-out, operations or other purposes;

•	it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates; and

•	it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below those which we can or are willing to match.

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

      We cannot be sure, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, our obligations under our credit facility or our existing senior discount notes and senior notes, or to fund our other liquidity needs. In addition, if our indebtedness cannot be repaid at maturity or refinanced, we will not be able to meet our obligations under our debt agreements, which could result in the cessation of our business.

      General conditions in the wireless communications industry or specific competitors’ results, including potential slowing of new subscriber additions, declining ARPU or increased customer dissatisfaction, may adversely affect the market price of our Class A common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity or debt securities. In addition, the fundraising efforts of Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

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

      Upon the occurrence of a defined change of control under the indentures governing our existing senior discount notes and senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem our existing senior discount notes and senior notes. However, our credit facility prohibits us, except under certain circumstances, from redeeming any of our outstanding notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming our outstanding notes our failure to redeem such notes would constitute an event of default under the respective indentures, which would in turn result in a default under our credit facility. Any default under our indentures or credit facility could result in an acceleration of such indebtedness, which would harm our financial condition and adversely impact our ability to implement our business plan and could result in the cessation of our business. Moreover, even if we obtained consent under our credit facility, we cannot be sure that we would have sufficient resources to redeem our outstanding notes and still have sufficient funds available to successfully pursue our business plan.

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

      Litigation by individuals alleging injury from health effects associated with radio frequency emissions from mobile phones has been brought against us and other mobile wireless carriers and manufacturers. In addition, purported class action litigation has been filed seeking to require all wireless telephones to include an earpiece that would enable use of wireless telephones without holding them against the user’s head. While it is not possible to predict the outcome of this litigation, circumstances surrounding it could increase the cost of our wireless telephones as well as increase other costs of doing business.

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

      The FCC and state telecommunications authorities regulate our business to a substantial degree. The regulation of the wireless telecommunications industry is subject to constant change. New rules and regulations may be adopted pursuant to the Communications Act of 1934, as amended. While the Telecommunications Act of 1996 provided for significant deregulation of the U.S. telecommunications industry, certain FCC rules regulating it remain subject to judicial review and additional FCC rulemaking. As a result, we cannot predict the effect that this or other legislation or any FCC rulemaking may have on our future operations. We must comply with all applicable regulations to conduct our business. Modifications of our business plans or operations to comply with changing regulations or actions taken by regulatory authorities might increase our costs of providing service and adversely affect our financial condition. In addition, we anticipate FCC regulation or Congressional legislation that creates additional spectrum allocations that may also have the effect of adding new entrants into the mobile telecommunications market.

      If we fail to comply with the terms of our licenses or applicable regulations, we could lose one or more licenses or face penalties and fines. For example, we could lose a license if we fail to construct or operate facilities as required by the license. If we lose licenses, that loss could have a material adverse effect on our business and financial condition.

Nextel WIP has contractual approval rights that allow it to exert significant influence over our operations, and it can acquire additional shares of our stock.

      Pursuant to our amended shareholders’ agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

•	make a material change in our technology;

•	modify our business objectives in any way that is inconsistent with our objectives under our material agreements, including our operating agreements with Nextel WIP;

•	dispose of all or substantially all of our assets;

•	make a material change in or broaden the scope of our business beyond our current business objectives; or

•	enter into any agreement the terms of which would be materially altered in the event that Nextel WIP either exercises or declines to exercise their rights to acquire additional shares of our stock under the terms of the amended shareholders’ agreement or our restated certificate of incorporation.

      These approval rights relate to significant transactions, and decisions by the Nextel WIP-designated director could conflict with those of our other directors, including our independent directors.

      In addition, the amended shareholders’ agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder, and could result in a change of control of us. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.

Significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our other stockholders.

      As of December 31, 2001, our officers, directors and greater than 5% stockholders together controlled approximately 72.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

      Provisions of our charter documents, amended shareholders’ agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable. We have authorized the issuance of “blank check” preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control could trigger an event of default under provisions in our credit facility and the indentures governing our senior discount notes and senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

Regulations to which we are subject may affect the ability of some of our investors to have an equity interest in us. Additionally, our restated certificate of incorporation contains provisions that allow us to redeem shares of our securities in order to maintain compliance with applicable federal and state telecommunications laws and regulations.

      Our business is subject to regulation by the FCC and state regulatory commissions or similar state regulatory agencies in the states in which we operate. This regulation may prevent some investors from owning our securities, even if that ownership may be favorable to us. The FCC and some states have statutes or regulations that would require an investor who acquires a specified percentage of our securities or the securities of one of our subsidiaries to obtain approval from the FCC or the applicable state commission to own those securities. Moreover, our restated certificate of incorporation allows us to redeem shares of our stock from any stockholder in order to maintain compliance with applicable federal and state telecommunications laws and regulations.

Our Series B preferred stock has a liquidation preference to our common stock, can be redeemed by us at any time and must be redeemed for cash in February 2010.

      Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of December 31, 2001, we had $31.0 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

Our stock price has been and is likely to continue to be volatile.

      The market price of our Class A common stock has been volatile in the past and is likely to continue to be volatile and could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our or Nextel’s operating results;

•	variations in our or Nextel’s operating results from the expectations of securities analysts and investors;

•	changes in expectations as to our or Nextel’s future financial performance, including financial estimates by securities analysts and investors;

•	changes in laws and regulations affecting the telecommunications industry;

•	announcements of significant claims or proceedings against us;

•	changes in market valuations of Nextel or other telecommunications companies;

•	announcements of technological innovations or new services by us, Nextel or our competitors;

•	announcements by us, Nextel or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	future sales of our Class A common stock; and

•	volume fluctuations.

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

      Some statements and information contained in this 10-K Annual Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	our plan for meeting our scheduled build-out for commercial launch of markets within our portion of the Nextel digital mobile network;

•	our business plan, its advantages and our strategy for implementing our plan;

•	general economic conditions in the geographic areas and occupational markets that we are targeting in our portion of the Nextel digital mobile network;

•	our expectation regarding the continued successful performance and market acceptance of the technology we use;

•	our ability to attract and retain sufficient customers;

•	our anticipated capital expenditures and funding requirements, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

•	other risks and uncertainties described from time to time in our reports filed with the SEC; and

•	our ability to implement new digital technology, sometimes referred to as “3G” or “third-generation” technology, which could facilitate high-speed, high-volume wireless voice and data transmission and other advanced digital services; and

•	Nextel’s planned enhancement of Direct Connect called “traveling Direct Connect,” which would allow two or more subscribers traveling outside of their Direct Connect calling area to a different market area to use Direct Connect in that market.

Item 2.     Properties

      We own no material real property. We lease our headquarters located in Kirkland, Washington. This facility is approximately 14,000 square feet, and we have a lease commitment on the facility through July 2006. We lease administrative offices of approximately 22,800 square feet in Minnetonka, Minnesota under a lease expiring March 31, 2005 and we lease additional administrative office space of approximately 59,000 feet in Eden Prairie, Minnesota under a lease expiring in November 2007. We lease approximately 65,000 square feet of office space in Las Vegas, Nevada under a lease expiring October 31, 2006 and approximately 67,000 square feet of office space in Panama City Beach, Florida under a lease expiring six years from date of occupancy, which was January 2, 2002, in each case for operation of a customer service call center. We lease cell sites for the transmission of radio service under various master site lease agreements as well as individual site leases. The terms of these leases generally range from five to 25 years at monthly rents ranging from $300 to $3,200. As of December 31, 2001, we had approximately 2,812 constructed sites at leased locations, of which 2,788 were operational.

Item 3.     Legal Proceedings

      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and names as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer, Goldman Sachs & Co., Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a registration statement and prospectus that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks recissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers, and we intend to defend the action vigorously and will pursue all appropriate remedies available to us and our officers.

      On June 8, 2001 a purported class action lawsuit was filed in the Superior Court of Fulton County, State of Georgia by Reidy Gimpelson against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of our security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholders Matters

Market

      Our Class A common stock is traded on NASDAQ under the symbol “NXTP.” The following table sets forth, for the periods indicated, the high and low stock prices of our Class A common stock as reported on NASDAQ:

Quarterly Common Stock Price Ranges for the Year Ended:	High	Low

December 31, 2000
First Quarter (from February 22, 2000, the date of our initial public offering)	$40.13	$28.25
Second Quarter	$32.75	$13.00
Third Quarter	$34.50	$22.00
Fourth Quarter	$29.00	$10.06

December 31, 2001
First Quarter	$24.50	$11.00
Second Quarter	$18.02	$10.50
Third Quarter	$15.80	$4.35
Fourth Quarter	$12.32	$4.88

Holders

      As of March 5, 2002, there were approximately 22,020 holders of record of our Class A common stock and a single stockholder of record holding all 79,056,228 shares of our Class B common stock.

Dividends

      We have never paid cash dividends on any of our capital stock, including our Class A common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends on our Class A common stock in the foreseeable future. In addition, our credit facility prohibits us from paying dividends without our lender’s consent, and the indentures pursuant to which our senior notes and senior discount notes were issued contain a limitation on our ability to pay dividends. We will, however, be required, in liquidation or upon mandatory redemption in February 2010, to pay dividends on our Series B preferred stock.

Recent Sales of Unregistered Securities

      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of our recent sale of unregistered securities.

Item 6.     Selected Consolidated Financial Data

      We have summarized below our historical consolidated financial data as of and for the years ended December 31, 1999, 2000 and 2001. The historical operating data presented below for the same periods are derived from our records.

      Please read this table together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this 10-K Annual Report.

	Year Ended December 31,

	1999	2000	2001

	(Dollars in thousands)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$28,136	$130,125	$363,573
Equipment revenues(1)	4,584	5,745	13,791

Total revenues	32,720	135,870	377,364

Operating expenses:
Cost of service revenues	18,807	84,962	192,728
Cost of equipment revenues(1)	10,742	26,685	59,202
Selling, general and administrative	34,862	117,975	210,310
Stock-based compensation	27,256	70,144	30,956
Depreciation and amortization	12,689	38,044	76,491

Total operating expenses	104,356	337,810	569,687

Operating income (loss)	(71,636)	(201,940)	(192,323)
Other income (expense):
Other — loss from disposal of assets	—	(228)	—
Interest expense, net	(65,362)	(102,619)	(126,096)
Interest income	24,585	63,132	32,473

Total other income (expense)	(40,777)	(39,715)	(93,623)

Loss before income tax provision	(112,413)	(241,655)	(285,946)
Income tax provision	—	—	—

Loss before extraordinary item and cumulative effect of change in accounting principle	(112,413)	(241,655)	(285,946)
Extraordinary item — loss on early retirement of debt	—	(23,485)	—
Cumulative effect of change in accounting principle	—	—	(1,787)

Net loss	(112,413)	(265,140)	(287,733)
Mandatorily redeemable preferred stock dividends	—	(5,667)	(3,504)

Loss attributable to common stockholders	$(112,413)	$(270,807)	$(291,237)

Loss per share attributable to common stockholders, basic and diluted:
Loss before extraordinary item and cumulative effect of change in accounting principle	$(38.18)	$(1.21)	$(1.19)
Extraordinary item	—	(0.12)	—
Cumulative effect of change in accounting principle	—	—	(0.01)

Net loss per share attributable to common stockholders	$(38.18)	$(1.33)	$(1.20)

	As of December 31,

	1999	2000	2001

	(Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term investments and restricted cash(2)	$568,729	$928,346	$557,285
Plant, property and equipment, net	252,223	532,702	845,934
FCC operating licenses, net	151,056	245,295	283,728
Total assets	1,015,327	1,793,084	1,821,721
Current liabilities	58,503	120,423	127,972
Long-term debt	785,484	1,067,684	1,327,829
Series B redeemable preferred stock	—	27,517	31,021
Total stockholders’ equity	170,616	570,215	319,504
Total liabilities and stockholders’ equity	$1,015,327	$1,793,084	$1,821,721

	Year Ended December 31,

	1999	2000	2001

	(Dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	6	24	33
Subscribers (end of period)	46,100	227,400	515,900
Cash flows from operating activities	$(66)	$(116,028)	$(153,894)
Cash flows from investing activities	$(363,605)	$(504,744)	$(249,824)
Cash flows from financing activities	$517,928	$960,051	$214,525
EBITDA as adjusted(3)	$(31,691)	$(93,752)	$(84,876)
Capital expenditures(4)	$151,743	$303,573	$374,001

(1)	In December 2000, we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.” This change in our revenue recognition policy became effective as of January 1, 2000, and accordingly, quarterly results for 2000 were restated in our Form 10-K for the year ended December 31, 2000 (see Notes 2 and 12 of the Notes to the Financial Statements). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the impact of our adoption of this policy.

(2)	Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months. Restricted cash reflects the cash collateral account maintained under the credit facility equal to borrowings outstanding until January 21, 2000, when the FCC approved the transfer applications relating to the licenses we acquired on January 29, 1999.

(3)	EBITDA, as adjusted, represents net loss before interest expense, interest income, depreciation, amortization, stock-based compensation expense and loss from disposal of assets. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA as adjusted should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, we have presented EBITDA as adjusted to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. EBITDA as adjusted is not a measure determined under generally accepted accounting principles. Also, EBITDA as adjusted as calculated above may not be comparable to similarly titled measures reported by other companies.

(4)	Capital expenditures are exclusive of capitalized interest but include accrued or financed capital, including the $22 million of Motorola vendor credits which were fully utilized during 1999. Capital expenditures are required to purchase network equipment, such as switching and radio transmission equipment. Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment, computers and telephone systems. These amounts exclude $1.2 million, $5.5 million and $5.5 million of capitalized interest for 1999, 2000 and 2001, respectively, and is offset by net proceeds from the transfer of telecommunication towers and related assets to Spectrasite of $2.2 million, $9.3 million, and $10.4 million, respectively (see Note 2 of the Notes to the Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements contained in this 10-K Annual Report, see “Risk Factors” and “Forward-Looking Statements.”

      Please read the following discussion together with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this 10-K Annual Report.

      Our historical results discussed in this section and throughout this 10-K Annual Report include the operations we acquired from Nextel WIP on January 29, 1999 in connection with our initial capitalization, which operations had previously been managed by Nextel. See Note 1 of our audited consolidated financial statements for a discussion of our formation, capitalization and basis of presentation.

Overview

      We provide digital wireless communications services in mid-sized and tertiary markets throughout the United States. We hold licenses for wireless frequencies in 58 markets where over 51 million people, or Pops, live and work. We have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas. As of December 31, 2001, we had commercial operations in markets with total Pops of approximately 49.3 million and the ability to offer service to, or cover, approximately 33.1 million Pops. These operational markets are in Alabama, Arkansas, Central Illinois, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, Pennsylvania, Tennessee, Texas, Virginia and Wisconsin.

      As of December 31, 2001, we had approximately 515,900 digital subscribers. Our subscriber base grew 127% compared to December 31, 2000, when we had an ending subscriber count of approximately 227,400.

      In June 2000, we introduced Nextel Wireless Web service in select markets, and by the end of 2000 we offered this data service in all of our launched markets. Nextel Wireless Web service provides Internet-ready telephones with wireless Internet services, including web-based applications and content. As of December 31, 2001, we had approximately 212,000 data subscribers. Revenue from data represents less than $1.00 of our incremental ARPU and we do not anticipate that revenue from data will have a significant effect on ARPU in the foreseeable future. Moreover, in an effort to increase a customer’s acceptance of our data service, we may bundle in our rate plans or provide as a promotion basic data services without charging an additional fee.

      Due to the continued development, build-out and enhancement of our portion of the Nextel digital mobile network, we expect to continue to experience negative operating margins. In addition, we anticipate costs such as site rentals, telecommunications expenses, network equipment costs and other capital expenses to increase. Sales and marketing expenses and general and administrative costs are also expected to increase with continued penetration of existing markets and commercialization of service in new markets.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

      Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 179% to $363.6 million for the year ended December 31, 2001 as compared to $130.1 million recognized during the year ended December 31, 2000. Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel digital mobile network. Roaming revenues for 2001 accounted for approximately 16% of our service revenues, as compared to 19% for the year 2000. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect the percentage of roaming revenues to service revenues to continue to decline due to anticipated revenue growth that we expect from our increasing customer base.

      In addition, although we anticipate continued growth in our service revenues during 2002, since we have launched all of our markets, other than Burlington, Vermont, we do not expect to experience the robust rates of growth of revenues over prior years that we have experienced in prior years.

      The following table shows the impact of SAB 101 for the years ended December 31, 2001 and 2000.

	For the Year Ended

	December 31,	December 31,
	2001	2000

	(In thousands)
Revenues:
Service revenues billed or accrued	$365,971	$131,480
Activation fees deferred	(3,487)	(1,635)
Previously deferred activation fees recognized	1,089	280

Total service revenues reported	$363,573	$130,125

Equipment revenues billed	$23,078	$20,329
Equipment revenues deferred	(20,232)	(18,977)
Previously deferred equipment revenues recognized	10,945	4,393

Total equipment revenues reported	$13,791	$5,745

Operating expenses:
Cost of equipment revenues	$70,887	$42,624
Cost of equipment revenues deferred	(23,718)	(20,612)
Previously deferred cost of equipment revenues recognized	12,033	4,673

Total cost of equipment revenues reported	$59,202	$26,685

      Equipment revenues reported for the year ended December 31, 2001 were $13.8 million as compared to $5.7 million reported for the same period in 2000, representing an increase of $8.1 million, or 142%.

      Total revenues increased 178% to $377.4 million during 2001 as compared to $135.9 million generated in 2000. This growth in revenues was due to launching new markets along with increased revenues from existing markets of approximately $119.4 million, an increase of 93% over the same period in 2000. The following table sets forth those markets launched during 2001 and our previously launched markets:

Markets	Market Launch

Wausau/ Merrill/ Weston/ Stevens Point/ Plover/ Shawano, WI	4th Quarter 2001
Idaho Falls/ Pocatello, ID	4th Quarter 2001
Ft. Dodge/ Webster City/ Clear Lake/ Mason City, IA	4th Quarter 2001
Lubbock, TX	4th Quarter 2001
Odessa/ Midland/ San Angelo, TX	4th Quarter 2001
Amarillo, TX	4th Quarter 2001
Fargo/ Grand Forks, ND	4th Quarter 2001
McAllen/ Harlingen/ Brownsville, TX	4th Quarter 2001
Altoona/ Johnstown/ State College/ Williamsport, PA	4th Quarter 2001
Sioux City/ Sioux Falls, IA/ SD	4th Quarter 2001
Roanoke/ Lynchburg/ Charlottesville, VA	2nd Quarter 2001
Green Bay/ Fond du Lac/ Appleton/ Sheboygan, WI	2nd Quarter 2001
Eau Claire/ La Crosse, WI	2nd Quarter 2001
Rochester/ Mankato, MN	2nd & 3rd Quarter 2001
Duluth, MN	2nd Quarter 2001
Hattiesburg/ Jackson, MS	2nd Quarter 2001
Evansville/ Owensboro, IN/ KY	1st Quarter 2001
Laredo, TX	1st Quarter 2001
Little Rock, AR	1st Quarter 2001
Fayetteville-Springdale/ Ft. Smith/ Pine Bluff, AR	1st Quarter 2001
Abilene, TX	1st Quarter 2001
Terre Haute, IN	1st Quarter 2001
Columbus, GA/ AL	1st Quarter 2001
Dothan/ Auburn/ Opelika, AL	1st Quarter 2001
Bristol/ Johnson City/ Kingsport, VA/ TN	4th Quarter 2000
Corpus Christi/ Victoria, TX	4th Quarter 2000
Macon/ Warner Robins, GA	4th Quarter 2000
Albany, GA	4th Quarter 2000
Alexandria, LA	4th Quarter 2000
Texarkana, TX	3rd Quarter 2000
Shreveport/ Monroe/ Tyler/ Longview, LA/ TX	3rd Quarter 2000
Peoria/ Springfield/ Champaign/ Bloomington/ Decatur, IL	2nd Quarter 2000
Waterloo/ Dubuque/ Davenport/ Cedar Rapids/ Iowa City, IA	2nd Quarter 2000
Omaha/ Lincoln, NE	2nd Quarter 2000
Des Moines, IA	2nd Quarter 2000
Boise/ Twin Falls, ID	2nd Quarter 2000
Montgomery, AL	2nd Quarter 2000
Pensacola/ Panama City/ Fort Walton Beach, FL	2nd Quarter 2000
Lafayette/ Lake Charles, LA	2nd Quarter 2000
Mobile, AL	2nd Quarter 2000

Markets	Market Launch

Beaumont, TX	2nd Quarter 2000
Pascagoula, MS	2nd Quarter 2000
Bryan/ College Station, TX	2nd Quarter 2000
Harrisburg/ York/ Lancaster, PA	1st Quarter 2000
Wilkes-Barre/ Scranton, PA	1st Quarter 2000
Louisville/ Lexington-Fayette, KY	1st Quarter 2000
Tallahassee, FL	1st Quarter 2000
Temple/ Killeen/ Waco, TX	4th Quarter 1999
Erie, PA	4th Quarter 1999
Hawaii (all islands)	3rd Quarter 1998
Rochester, NY	3rd Quarter 1998
Buffalo, NY	3rd Quarter 1998
Syracuse/ Utica-Rome/ Binghamton/ Elmira, NY	3rd Quarter 1998
Albany/ Glens Falls, NY	3rd Quarter 1998

      Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU remained at $71 for the year ended December 31, 2001 as it was for the year ended December 31, 2000. We attribute the consistent ARPU to the fact that we launched new markets, increased minutes used by customers and the use of additional features such as voice mail and short message services, and to a lesser extent, Nextel Wireless Web services and Nextel Worldwide roaming products. While we expect to continue to achieve ARPU levels above the industry average, we expect to see a slight decline in the near future. The following table sets forth our recent revenues and ARPU:

Revenues

	For the Year		For the Year
	Ended	% of	Ended	% of
	December 31,	Consolidated	December 31,	Consolidated
	2001	Revenues	2000	Revenues

	(Dollar amounts in thousands, except for ARPU)
Service and roaming revenues	$363,573	96%	$130,125	96%
Equipment revenues	13,791	4%	5,745	4%

Total revenues	$377,364	100%	$135,870	100%

ARPU(1)	$71		$71

(1)	ARPU was not adjusted for SAB 101 and does not include roaming revenues generated by Nextel customers that use our portion of the Nextel digital mobile network.

Cost of Service Revenues

      Cost of service revenues consists primarily of network operating costs which involve site rental fees for cell sites and switches, utilities, maintenance and interconnect and other wireline transport charges. Cost of service revenues also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel’s portion of the Nextel digital mobile network. These expenses depend mainly on the number of operating cell sites, total minutes of use and mix of minutes of use between interconnect and Nextel Direct Connect services as the use of Nextel Direct Connect is more efficient than interconnect and, accordingly, relatively less costly to provide.

      For 2001, our cost of service revenues was $192.7 million as compared to $85.0 million for 2000, representing an increase of 127%. The increase in costs was primarily the result of bringing on-air approximately 1,251 additional cell sites in 2001, as well as an increase in airtime usage. Increased airtime usage resulted from the growth in the number of customers from 2000 along with the increased minutes of use per customer. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows.

Cost of Equipment Revenues

      Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues reported for 2001 was $59.2 million as compared to $26.7 million for 2000. The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $45.4 million for 2001, as compared to a loss of $20.9 million for 2000. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For 2001, selling, general and administrative expenses were $210.3 million as compared to $118.0 million for 2000, representing an increase of 78%.

      Sales and marketing expenses increased as a result of:

•	increased sales and marketing activities to launch markets and grow our customer base;

•	our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and

•	higher expenses related to a greater proportion of sales received from indirect distribution channels.

      General and administrative costs relate to corporate personnel overhead including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. Our general and administrative costs increased as a result of our:

•	hiring employees for our functional departments and offices to support the growth of the new and existing markets;

•	increasing staffing and operating our customer care and fulfillment service center in Las Vegas, Nevada to support the growing customer base; and

•	hiring employees to maintain and support systems.

      As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase in the foreseeable future.

Stock-Based Compensation Expense

      For the years ended December 31, 2001 and 2000, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $31.0 million and $70.1 million, respectively. This is a non-cash expense. Prior to our initial public offering, grants were considered compensatory and accounted for on a basis similar to that used for stock appreciation rights. At the closing of our initial public offering (February 25, 2000), the intrinsic value of the options and restricted stock was recorded and is being amortized over the remaining vesting periods. We expect stock based compensation expense to decrease as the options continue to vest.

Depreciation and Amortization Expense

      For 2001, our depreciation and amortization expense was $76.5 million as compared to $38.0 million for 2000, representing an increase of 101%. The $38.5 million increase related primarily to depreciating the wireless network assets for the 1,251 additional cell sites placed in service during 2001, along with the costs related to furniture and equipment purchased to set up new offices and amortizing additional FCC-licensed radio spectrum associated with the new markets launched. We expect depreciation to continue to increase due to the additional cell sites we plan to place in service. Additionally, we are in the process of assessing the impact of SFAS 142 (see Recently Issued Accounting Pronouncements), which may entirely eliminate the amortization expense related to FCC licenses.

Interest Expense and Interest Income

      Interest expense, net of capitalized interest, increased from $102.6 million for 2000 to $126.1 million for 2001, representing an increase of 23%. The increase was due to interest during the entire year on the $200 million in 11% senior notes that we issued in March 2000 as well as the $200 million in 11% senior notes that we issued in July 2000 and was offset by the reduction in interest costs from our redemption in April 2000 of 35% of the 14% senior discount notes in April 2000. Additionally, approximately $5.2 million related to the non-cash fair market value adjustments of our interest rate swaps was included as interest expense in 2001.

      For 2001, interest income was $32.5 million, as compared to $63.1 million for 2000, representing a decrease of 48%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance because of additional spending related to the network build-out.

Cumulative Effect of Change in Accounting Principle

      Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Certain Hedge Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of FASB Statement No. 133.” SFAS 133 and 138 require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. We hold interest rate swap agreements to mitigate our interest rate risk. We determined under the new rules and criteria that our interest rate swap agreements are ineffective hedges, and thus do not qualify for hedge accounting treatment. The initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle.

Net Loss

      For 2001, we had a loss attributable to common stockholders of approximately $291.2 million as compared to a loss of $270.8 million for 2000, representing an increase of 8%. The $291.2 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133. In addition, the loss for 2000 includes an extraordinary item for $23.5 million relating to the early retirement of the 14% senior notes. Expenses increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the existing and newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

      Service revenues increased 363% to $130.1 million for 2000 as compared to $28.1 million recognized during 1999. Roaming revenues for 2000 accounted for approximately 19% of our service revenues.

      The following table shows the results reported for 2000 and the impact of SAB 101 if the accounting policy had not been implemented along with reported results for 1999 and the pro forma if SAB 101 had been in effect for 1999:

	For the Year Ended

	December 31, 2000		December 31, 1999

	Reported	Pre-SAB 101	Reported	Pro Forma

	(Dollars in thousands)
Revenues:
Service revenues and roaming revenues	$130,125	$131,480	$28,136	$28,066
Equipment revenues	5,745	20,329	4,584	1,676

Total revenues	$135,870	$151,809	$32,720	$29,742

Operating expenses:
Cost of equipment revenues	$26,685	$42,624	$10,742	$7,764

The effect of SAB 101 does not change our loss from operations or EBITDA.

      Equipment revenues reported for 2000, adjusted in accordance with the implementation of SAB 101, were $5.7 million as compared to $4.6 million reported for 1999, an increase of $1.1 million, or 24%. Without adjusting for the impact of SAB 101, equipment revenues would have increased 341%, or $15.7 million, during 2000 to $20.3 million.

      Total revenues increased 316% to $135.9 million during 2000 as compared to $32.7 million generated in 1999. The growth in revenues was due to launching new markets along with increased revenues from the existing markets.

      Our ARPU increased $5 during the year to $71 in 2000, as compared to $66 in 1999. We credit the higher ARPU to the fact that we launched new markets, increased minutes used by customers, higher pricing plans targeted for particular market segments, and the use of additional features such as voice mail, short message services, and to a lesser extent Nextel Wireless Web services and Nextel Worldwide roaming products. The following table sets forth our revenues and ARPU:

Revenues

	Year Ended	% of	Year Ended	% of
	December 31,	Revenues	December 31,	Revenues
	2000	2000	1999	1999

	(Dollar amounts in thousands, except for ARPU)
Service and roaming revenues	$130,125	96%	$28,136	86%
Equipment revenues	5,745	4%	4,584	14%

Total revenues	$135,870	100%	$32,720	100%

ARPU(1)	$71		$66

(1)	ARPU was not adjusted for SAB 101 and does not include roaming revenues generated from the use by Nextel subscribers of our portion of the Nextel digital mobile network.

Cost of Service Revenues

      For 2000, our cost of service revenues was $85.0 million as compared to $18.8 million for the same period in 1999, representing an increase of 352%. The increase in costs was primarily the result of bringing on-air approximately 1,012 additional cell sites during 2000 for a total of approximately 1,537 operating cell sites, as well as increases in airtime usage. Increased airtime usage resulted from the 393% growth in number of customers from 1999 along with the increased minutes of use per customer.

Cost of Equipment Revenues

      Our cost of equipment revenues reported for 2000 adjusted for SAB 101 was $26.7 million. Without the effect of SAB 101, our cost of equipment revenues for 2000 would have been $42.6 million as compared to $10.7 million for 1999, representing an increase of 298%. The increase in costs was related mostly to the growth in number of customers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $20.9 million for 2000, adjusted for SAB 101, compared to a loss of $6.2 million for 1999. Without SAB 101, net equipment margin for 2000 would have been a loss of $22.3 million.

Selling, General and Administrative Expenses

      For 2000, these costs were $118.0 million as compared to $34.9 million for 1999, representing an increase of 238%. Sales and marketing expenses increased as a result of:

•	increased sales and marketing activities to launch markets and grow our customer base;

•	our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and

•	higher expenses related to a greater proportion of sales received from indirect distribution channels.

      The first six to nine months of 1999 was, for the most part, a transition period during which Nextel WIP provided us with many back-office services such as fulfillment, activations, and collections. For the remainder of 1999 and during 2000 the majority of these services were transferred to our employees and systems. Therefore, our general and administrative costs increased as a result of our:

•	hiring employees to set up functional departments and offices to support the growth of the new and existing markets;

•	staffing and operating our own customer care and fulfillment service center in Las Vegas, Nevada to support the growing customer base; and

•	hiring employees to maintain and support systems that were in development during 1999.

Stock-Based Compensation Expense

      For 2000 and 1999, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted during 1999 of $70.1 million and $27.3 million, respectively. This is a non-cash expense.

Depreciation and Amortization Expense

      For 2000, our depreciation and amortization expense was $38.0 million as compared to $12.7 million for 1999, representing an increase of 199%. The $25.3 million increase related primarily to depreciating the wireless network assets for approximately 1,012 additional cell sites placed in service along with the furniture and equipment to set up the offices in Las Vegas, Nevada and amortizing additional FCC-licensed radio spectrum associated with the new markets launched during 2000.

Interest Expense and Interest Income

      Interest expense, net of capitalized interest, increased from $65.4 million for 1999 to $102.6 million for 2000, representing an increase of 57%. The increase was due to the $150 million term loan obtained in September 1999, and the issuance of $200 million in 11% senior notes in March 2000 and an additional $200 million in 11% senior notes in July 2000, offset by redeeming 35% of the 14% senior discount notes in April 2000.

      For 2000, interest income was $63.1 million as compared to $24.6 million for 1999, representing an increase of 157%. This increase was due to the income recognized on the investment of the net proceeds received from the term loan in September 1999, from our initial public offering of Class A common stock in February 2000 and from the issuance of 11% senior notes in March 2000 and July 2000.

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

Net Loss

      For 2000, we had a loss attributable to common stockholders of approximately $270.8 million as compared to a loss of $112.4 million for 1999, representing an increase of 141%. The $270.8 million loss for 2000 includes an extraordinary loss of approximately $23.5 million and a dividend relating to our mandatorily redeemable preferred stock of $5.7 million. Expenses increased in all categories as we transitioned from start-up mode, launched new markets, added subscriber usage to the network, hired staff, set up functional departments and offices, and increased marketing and sales activities for the newly launched markets.

Liquidity and Capital Resources

      Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel digital mobile network and expand or enhance coverage in our existing markets, including the future acquisitions of additional frequencies, installing new switches and the introduction of new services. Without limiting the foregoing, we expect capital expenditures to include, among other things, the purchase of switches, base radios, transmission towers and antennae; radio frequency engineering; and cell site construction.

      For the year ended December 31, 2001, we used $153.9 million in cash for operating activities, as compared to $116.0 million for the same period in 2000. The increased use of funds for operating activities in 2001 was primarily due to hiring employees, setting up functional departments and offices, network operating costs for additional sites placed in service, increased marketing and sales activities along with purchasing an inventory of telephones and accessories and an increase in receivables due to additional customers.

      Net cash used in investing activities during 2001 was $249.8 million, a decrease of $254.9 million as compared to 2000. The reason for less cash used in investing activities for 2001 was due primarily to the receipt of proceeds from the sale of short-term investments in 2001 versus the purchase of short-term investments in 2000, offset by an increase in capital expenditures mostly for the network build-out. During 2001, we invested $398.6 million in capital expenditures, excluding $3.4 million of non-cash capitalized interest, spent primarily to build out and expand coverage on the Nextel digital mobile network in Pennsylvania, Kentucky, Iowa, Nebraska, Florida, Texas, Alabama, Louisiana, Mississippi, Illinois, Idaho, Georgia, Minnesota, Wisconsin, North Dakota, Virginia and West Virginia markets. Furthermore, we accelerated the following three projects initially planned for 2002:

•	a change in our billing system;

•	the addition of a new call center in Panama City Beach, Florida; and

•	an additional switch in Florida, which is expected to come online in mid-2002.

The additional switch in Florida is expected to eventually result in an expense savings by reducing our switch sharing cost. We also invested $43.5 million, excluding $1.4 million of non-cash capitalized interest, in FCC licenses.

      During 2000, we invested $264.5 million in capital expenditures, excluding $4.3 million of non-cash capitalized interest, which were primarily for the Hawaii, upstate New York, Texas, Pennsylvania, Kentucky, Iowa, Nebraska and Florida markets. We also acquired $54.2 million of FCC licenses, excluding $2.5 million of non-cash capitalized interest.

      For 2002, we anticipate our total capital spending will be approximately $315 million. This includes the cost associated with our anticipated build-out of an additional 2 million pops, which, if successfully completed, would increase our covered Pops from approximately 33 million to approximately 35 million by the end of 2002.

      The following table provides details regarding our contractual cash obligations subsequent to December 31, 2001:

Payments Due by Period

Contractual Obligations	Total	2002	2003	2004	2005	2006	Thereafter

	($000)
Long-term Debt	$1,470,000	$—	$1,688	$3,250	$3,250	$3,250	$1,458,562
Redeemable Preferred Stock	$82,107	$—	$—	$—	$—	$—	$82,107
Operating Leases	$240,505	$53,268	$54,868	$49,864	$36,270	$16,673	$29,562

Total Contractual Obligations	$1,792,612	$53,268	$56,556	$53,114	$39,520	$19,923	$1,570,231

      As of December 31, 2001, our cash and cash equivalents and short-term investments balance was approximately $557.3 million, which includes the net proceeds of approximately $205.4 million from the issuance of our 12.5% senior discount notes in December 2001. We also have access to an undrawn line of credit of $100 million and in February 2002, we amended our credit facility to obtain $50 million of senior bank debt. While we believe we have sufficient funds to continue the build-out of our portion of the Nextel digital mobile network to cover 35 million Pops using the current 800 MHz iDEN system, to acquire additional frequencies, install additional switches and to provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003 (after which time we anticipate achieving positive free cash flow for the full fiscal year), we cannot assure you that additional funding will not be necessary. Additionally, to the extent we decide to expand our digital mobile network or implement a “3G” technology, we would intend to acquire additional financing to fund these projects. In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally and in the wireless communications industry specifically, market conditions and other factors that may be beyond our control.

Sources of Funding

      To date, third-party financing activities have provided all of our funding. As of December 31, 2001 these financings totaled approximately $2.1 billion and included:

•	proceeds from cash equity contributions of $202.8 million;

•	the offering of 14% senior discount notes for $406.4 million, less $191.2 million for the partial redemption of these notes in April 2000;

•	term loans incurred by our operating subsidiary in the aggregate principal amount of $325.0 million;

•	the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock;

•	the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for Class A common stock, all of which had been used by December 31, 1999;

•	net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million;

•	the offering of 11% senior notes for $200 million in March 2000;

•	the offering of an additional $200 million in 11% senior notes in July 2000; and

•	the offering of 12.5% senior discount notes for $210.4 million in December 2001.

      Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately $23.5 million. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $520.0 million by February 1, 2004. As of December 31, 2001, the accreted value of the outstanding 14% senior discount notes was approximately $392.3 million.

      Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000 and January 25, 2001. The credit facility, as amended, includes a $175 million term loan, a $150 million term loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $425 million. The $175 million term loan matures on January 29, 2008, and the $150 million term loan matures on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of December 31, 2001, $175 million was outstanding under the $175 million term loan, $150 million was outstanding under the $150 million term loan and no amounts were outstanding under the $100 million revolving credit facility. On February 5, 2002, we closed the transaction to amend our existing $150 million credit facility to provide for an additional $50 million term loan.

      The $175 million and the $150 million term loan both bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The applicable margin for the $175 million term loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the $150 million term loan is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as adjusted, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA, as adjusted, and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of December 31, 2001, the interest rates on the $175 million term loan and the $150 million term loan were 6.65% and 6.36%, respectively.

      Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt, create liens on assets or enter into significant transactions and covenants relating to minimum service revenues, subscriber units and covered Pops. The credit facility also contains covenants requiring that we maintain certain defined financial ratios and meet operational targets for service revenues, subscriber units and network coverage. As of December 31, 2001, we were in compliance with all covenants associated with this credit facility and anticipate remaining in compliance with these covenants for the foreseeable future.

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

      On December 4, 2001 we issued in a private placement $225 million of 12.5% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. The notes were sold to Credit Suisse First

Boston and Duetsche Banc Alex. Brown Inc., as initial purchasers, in accordance with Rule 144A and Regulation S under the Securities Act. We intend to exchange these notes for registered notes having the same financial terms and covenants as the notes issued in December 2001. Interest accrues for these notes at the rate of 12.5% per annum commencing on May 15, 2002, payable semiannually in cash in arrears on May 15 and November 15 of each year.

      As discussed in more detail in “Business — Risk Factors,” if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

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

      These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. We completed a switch in Kentucky and placed it into operation during the third quarter of 2001. In addition, we have started to work on two other switches, one in Iowa, which will be operational during the first quarter of 2002, and another in Florida with an expected operational date during the second half of 2002.

      Additionally, we executed a lease for office space in Panama City Beach, Florida, which will house our second customer support facility. We occupied this facility in January 2002 and started to answer customer calls during February 2002.

Critical Accounting Policies

Revenue Recognition

      We recognize revenue for airtime and other services over the service period, net of credits and adjustments for service discounts. We also recognize revenues for sale of accessory equipment when title passes, which is upon shipping the accessory to the customer. Certain of our telephone and accessory equipment sales are also made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” effective January 1, 2000, which gives guidance on the conditions that must be met before revenue is recognized. During December 2000 we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with SAB 101. Under this new policy, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that the service contract and the phone revenue are multiple element arrangements or earnings processes that should not be separated. In other words, the service contract is essential to the functionality of the phone. Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

Capitalization and Depreciation of Fixed Assets

      We are inherently capital intensive with the build out of the digital network. Thus, we record our system (digital network) and non-system fixed assets, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on estimated useful lives of up to 31 years for cell site shelters, three to ten years for digital mobile network equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

      Construction in progress includes costs of labor (internal and external), materials, transmission and related equipment, engineering, site design, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service. In capitalizing costs related to the construction of the digital network, we include costs that are required to get the mobile network ready for commencement or capable of generating billable revenues.

FCC Licenses

      Our FCC operating licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 40 years. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services (“PCS”) and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. We believe that we have met and will continue to meet all requirements necessary to retain and secure renewal of our FCC licenses.

      We are in the process of evaluating the financial statement impact of the adoption of SFAS Nos. 141 and 142 and assessing whether FCC licenses are determined to have indefinite lives. If FCC licenses are in fact determined to have indefinite lives, we will no longer amortize these licenses and be required to perform an asset impairment analysis. See Recently Issued Accounting Pronouncements.

Impairment of Long-Lived Assets

      Our long-lived assets consist principally of property, plant and equipment and FCC licenses. It is our policy to assess impairment of long-lived assets pursuant with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This includes determining if certain factors have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue. Thus far, we believe none of these factors have occurred.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a no amortization approach to account for purchased goodwill and certain intangibles. Under a no amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We are in the process of evaluating the financial statement impact of the adoption of SFAS Nos. 141 and 142 and assessing whether FCC licenses are determined to have indefinite lives. If FCC licenses are in fact determined to have indefinite lives, we will no longer amortize these licenses and be required to perform an asset impairment analysis.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for us as of January 1, 2002). This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

Related Party Transactions

Motorola Purchase Agreements

      Pursuant to the equipment purchase agreements between us and Motorola, one of our significant stockholders, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

      For the years ended December 31, 1999, 2000 and 2001, we purchased approximately $40.7 million, $154.7 million, and $178.0 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

      We, our operating subsidiary and Nextel WIP entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999. The Joint Venture Agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the years ended December 31, 1999, 2000 and 2001 we earned approximately $8.5 million, $24.7 million and $58.1 million, respectively, from Nextel customers roaming on our system, which is included in service revenues.

      During 1999, 2000 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $4.9 million, $20.5 million and $58.4 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

      Under our transition services agreement with Nextel WIP, certain accounting, payroll, customer care, purchasing, human resources and billing functions are made available to our operating subsidiary. During 1999, 2000 and 2001, we were charged approximately $2.4 million, $2.3 million and $3.0 million, respectively, for these services. During 2000 the transition services that were still required were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. We pay to Nextel a fee, based on Nextel’s cost, for these services. For the years ended December 31, 1999, 2000 and 2001, we were charged approximately $450,000, $1.1 million, and $1.5 million, respectively. Both the transition and back office information services are included in selling, general and administrative expenses.

      As part of our initial capitalization transactions, Nextel transferred certain FCC licenses to three wholly owned subsidiaries of Nextel WIP. Upon FCC approval of the transfers, Nextel WIP transferred the stock of these three subsidiaries — Nextel WIP License Corp., Nextel WIP Expansion Corp. and Nextel WIP Expansion Two Corp. — to us. At December 31, 2001, approximately $2.7 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.

Business Relationship

      In the ordinary course of business, we have engaged the services of and leased tower space from American Tower Corporation, of which Mr. Dodge, one of our directors, is a stockholder, president, chief executive officer and chairman of the board of directors. During 1999, 2000 and 2001 we paid American Tower Corporation $805,000, $6.2 million and $13.2 million for these services and tower leases, respectively.

DLJ Merchant Banking Relationship

      Donaldson, Lukfin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, own a significant amount of our equity through their affiliate, Credit Suisse First Boston, and are represented on our Board of Directors. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to the Credit Suisse and the DLJ Entities in connection with the capitalization transactions from inception through December 31, 2001 is approximately $29.9 million.

Recent Developments

      In March 2002, we entered into agreements to purchase additional 800 MHz SMR frequencies covering portions of the Rio Grande area of Texas, subject to FCC approval and other standard closing conditions, for aggregate consideration of approximately $32 million.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We are subject to market risks arising from changes in interest rates. Our primary interest rate results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loans of our subsidiary under our credit facility. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million respectively, to partially hedge interest rate exposure with respect to our $325 million term loans. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.2 million.

      On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges. Initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the year ended December 31, 2001, we recorded a non-cash, non-operating charge of $5.2 million related to the market value of interest rate swap agreements which has been reflected in interest expense, and $1.8 million which has been reflected as a cumulative effect of change in accounting principle.

      The following discloses the fair value of the swap agreements recorded during 2001:

($000)

Fair value as of January 1, 2001	$1,787
Change in fair value — interest rate changes	$5,181

Fair value as of December 31, 2001	$6,968

      In January 1999, we issued our 14% senior discount notes, and in March 2000 and July 2000, we issued our 11% senior notes. In addition, on December 4, 2001 we issued 12.5% senior notes in a private placement. While fluctuations in interest rates may affect the fair value of these notes, interest expense will not be affected due to the fixed interest rate of these notes.

      We do not intend to use financial instruments for trading or other speculative purposes, nor do we intend to be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which we have other financial relationships. We do not anticipate nonperformance by these counterparties.

Item 8.     Financial Statements and Supplementary Data

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Nextel Partners, Inc.:

      We have audited the accompanying consolidated balance sheets of Nextel Partners, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nextel Partners, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As explained in Note 2 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities, and effective January 1, 2000, the Company changed its method of accounting for equipment revenues, activation fees and related costs.

/s/ ARTHUR ANDERSEN LLP

Seattle, Washington

January 25, 2002

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	2001

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$493,552	$304,359
Short-term investments	434,794	252,926
Accounts receivable, net of allowance $1,398 and $4,068, respectively	34,912	85,129
Subscriber equipment inventory	3,146	7,115
Other current assets	17,522	9,540

Total current assets	983,926	659,069

PROPERTY, PLANT AND EQUIPMENT, at cost	583,956	968,268
Less — accumulated depreciation	(51,254)	(122,334)

Property, plant and equipment, net	532,702	845,934

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $3,608 and $8,744, respectively	245,295	283,728
Debt issuance costs, net of accumulated amortization of $5,376 and $9,061, respectively, and other assets	28,961	30,790
Receivable from officer	2,200	2,200

Total non-current assets	276,456	316,718

TOTAL ASSETS	$1,793,084	$1,821,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$78,805	$71,009
Accrued expenses	39,518	54,016
Due to Nextel WIP	2,100	2,947

Total current liabilities	120,423	127,972

LONG-TERM OBLIGATIONS
Credit facility — term B and C	325,000	325,000
14% Senior discount notes due 2009	342,684	392,337
12.5% Senior notes due 2009	—	210,492
11% Senior notes due 2010	400,000	400,000
Other long-term liabilities	7,245	15,395

Total long-term obligations	1,074,929	1,343,224

Total liabilities	1,195,352	1,471,196

COMMITMENTS AND CONTINGENCIES (See Note 8)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	27,517	31,021

STOCKHOLDERS’ EQUITY
Preferred stock, 100 million shares authorized but 0 is outstanding	—	—
Common stock, Class A, par value $.001 per share, 165,015,002 and 165,562,642 shares, respectively, issued and outstanding, and paid-in capital	864,706	865,807
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(405,773)	(697,010)
Subscriptions receivable from stockholders	(7,411)	—
Deferred compensation	(44,619)	(12,605)

Total stockholders’ equity	570,215	319,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,793,084	$1,821,721

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,

	1999	2000	2001

	(Dollars in thousands, except for share and
	per share amounts)
REVENUES:
Service revenues (Received from Nextel WIP $8,536, $24,685 and $58,087, respectively)	$28,136	$130,125	$363,573
Equipment revenues	4,584	5,745	13,791

Total revenues	32,720	135,870	377,364

OPERATING EXPENSES:
Cost of service revenues (Paid to Nextel WIP $4,922, $20,506 and $58,403, respectively)	18,807	84,962	192,728
Cost of equipment revenues	10,742	26,685	59,202
Selling, general and administrative (exclusive of stock based compensation expense shown below) (Paid to Nextel WIP $2,831, $3,419 and $4,500, respectively)	34,862	117,975	210,310
Stock based compensation	27,256	70,144	30,956
Depreciation and amortization	12,689	38,044	76,491

Total operating expenses	104,356	337,810	569,687

LOSS FROM OPERATIONS	(71,636)	(201,940)	(192,323)
Other — Loss from disposal of assets		(228)
Interest expense, net	(65,362)	(102,619)	(126,096)
Interest income	24,585	63,132	32,473

LOSS BEFORE INCOME TAX PROVISION	(112,413)	(241,655)	(285,946)
Income tax provision	—	—	—

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(112,413)	(241,655)	(285,946)
Extraordinary item — loss on early retirement of debt, net of $0 income tax	—	(23,485)	—
Cumulative effect of change in accounting principle, net of $0 income tax	—	—	(1,787)

NET LOSS	(112,413)	(265,140)	(287,733)
Mandatorily redeemable preferred stock dividends	—	(5,667)	(3,504)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(112,413)	$(270,807)	$(291,237)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before extraordinary item and cumulative accounting change	$(38.18)	$(1.21)	$(1.19)
Extraordinary item	$—	$(0.12)	$—
Cumulative effect of accounting change	$—	$—	$(0.01)

Net Loss per share attributable to common stockholders	$(38.18)	$(1.33)	$(1.20)

Weighted average number of shares outstanding	2,944,218	203,783,474	242,472,070

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 1999, 2000, and 2001

			Class A		Class B
			Common Stock and		Common Stock and
	Preferred Stock		Paid-In Capital		Paid-In Capital

	Shares	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands)
BALANCE
December 31, 1998	—	$—	9,533,328	$1,604	—	$—
Issuance of common stock	—	—	60,000	61	—	—
Issuance of Series A preferred stock	125,834,646	21	—	—	—	—
Issuance of warrants	—	—	—	—	—	—
Subscriptions receivable from stockholders	—	—	—	—	—	—
Proceeds from stockholders	—	—	—	—	—	—
Reclass of other paid-in capital to Preferred Series B, C, and D	—	—	—	—	—	—
Issuance of Series B preferred stock	13,110,000	2	—	—	—	—
Issuance of Series C preferred stock	64,672,626	11	—	—	—	—
Issuance of Series D preferred stock	13,110,000	2	—	—	—	—
Return of capital to Nextel WIP	—	—	—	—	—	—
Deferred compensation	—	—	—	143,755	—	—
Vesting of deferred compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Equity issuance costs	—	—	—	—	—	—
Motorola credit	—	—	—	—	—	—

BALANCE
December 31, 1999	216,727,272	36	9,593,328	145,420	—	—
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	—	—
Series C preferred stock	(64,672,626)	(11)	—	—	64,672,626	110,742
Series D preferred stock	(13,110,000)	(2)	—	—	13,110,000	22,266
Series B preferred stock reclassed	(13,110,000)	(2)	—	—	—	—
Series B redeemable preferred stock dividend	—	—	—	—	—	—
Initial public offering stock issued	—	—	27,025,000	540,500	—	—
Net loss	—	—	—	—	—	—
Equity issuance costs	—	—	—	(31,223)	—	(5,957)
Deferred compensation — options forfeited	—	—	—	(2,938)	—	—
Vesting of deferred compensation	—	—	—	—	—	—
Subscription receivable from stockholders	—	—	—	—	—	—
Warrants exercised by stockholders	—	—	2,434,260	3,851	—	—
Class B common stock issued	—	—	—	—	1,273,602	36,261
Stock options exercised	—	—	85,000	142	—	—
Stock issued for employee stock purchase plan	—	—	42,768	791	—	—

BALANCE
December 31, 2000	—	—	165,015,002	864,706	79,056,228	163,312
Series B redeemable preferred stock dividend	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Deferred compensation — options forfeited	—	—	—	(1,058)	—	—
Vesting of deferred compensation	—	—	—	—	—	—
Subscription receivable from stockholders	—	—	—	—	—	—
Stock options exercised	—	—	322,375	561	—	—
Stock issued for employee stock purchase plan	—	—	225,265	1,598	—	—
BALANCE

December 31, 2001	—	$—	165,562,642	$865,807	79,056,228	$163,312

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)

For the Years Ended December 31, 1999, 2000, and 2001

		Other
	Warrants	Paid-In	Accumulated	Subscriptions	Deferred
	Outstanding	Capital	Deficit	Receivable	Compensation	Totals

	(Dollars in thousands)
BALANCE
December 31, 1998	$—	$260,761	$(22,553)	$—	$(1,141)	$238,671
Issuance of common stock	—	—	—	—	(61)	—
Issuance of Series A preferred stock	—	208,142	—	—	—	208,163
Issuance of warrants	3,847	—	—	—	—	3,847
Subscriptions receivable from stockholders	—	—	—	(157,203)	—	(157,203)
Proceeds from stockholders	—	—	—	52,145	—	52,145
Reclass of other paid-in capital to Preferred Series B, C, and D	—	(133,180)	—	—	—	(133,180)
Issuance of Series B preferred stock	—	21,848	—	—	—	21,850
Issuance of Series C preferred stock	—	110,731	—	—	—	110,742
Issuance of Series D preferred stock	—	22,264	—	—	—	22,266
Return of capital to Nextel WIP	—	(130,900)	—	—	—	(130,900)
Deferred compensation	—	—	—	—	(143,755)	—
Vesting of deferred compensation	—	—	—	—	27,256	27,256
Net loss	—	—	(112,413)	—	—	(112,413)
Equity issuance costs	—	(2,638)	—	—	—	(2,638)
Motorola credit	—	—	—	22,010		22,010

BALANCE
December 31, 1999	3,847	357,028	(134,966)	(83,048)	(117,701)	170,616
Initial public offering conversion to common stock
Series A preferred stock	—	(208,142)	—	—	—	—
Series C preferred stock	—	(110,731)	—	—	—	—
Series D preferred stock	—	(22,264)	—	—	—	—
Series B preferred stock reclassed	—	(21,848)	—	—	—	(21,850)
Series B redeemable preferred stock dividend	—	—	(5,667)	—	—	(5,667)
Initial public offering stock issued	—	—	—	—	—	540,500
Net loss	—	—	(265,140)	—	—	(265,140)
Equity issuance costs	—	5,957	—	—	—	(31,223)
Deferred compensation — options forfeited	—	—	—	—	2,938	—
Vesting of deferred compensation	—	—	—	—	70,144	70,144
Subscription receivable from stockholders	—	—	—	75,637	—	75,637
Warrants exercised by stockholders	(3,847)	—	—	—	—	4
Class B common stock issued	—	—	—	—	—	36,261
Stock options exercised	—	—	—	—	—	142
Stock issued for employee stock purchase plan	—	—	—	—	—	791

BALANCE
December 31, 2000	—	—	(405,773)	(7,411)	(44,619)	570,215
Series B redeemable preferred stock dividend	—	—	(3,504)	—	—	(3,504)
Net loss	—	—	(287,733)	—	—	(287,733)
Deferred compensation — options forfeited	—	—	—	—	1,058	—
Vesting of deferred compensation	—	—	—	—	30,956	30,956
Subscription receivable from stockholders	—	—	—	7,411	—	7,411
Stock options exercised	—	—	—	—	—	561
Stock issued for employee stock purchase plan	—	—	—	—	—	1,598
BALANCE

December 31, 2001	$—	$—	$(697,010)	$—	$(12,605)	$319,504

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	1999	2000	2001

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(112,413)	$(265,140)	$(287,733)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,689	38,044	76,491
Amortization of debt issuance costs	2,122	3,259	3,683
Interest accretion for senior discount notes	44,496	43,128	44,852
Bond discount amortization	—	—	70
Extraordinary loss on retirement of debt	—	23,485	—
Fair value adjustments of hedges	—	—	5,181
Cumulative effect of change in accounting principle	—	—	1,787
Stock based compensation	27,256	70,144	30,956
Gain on deferred sale-leaseback	(27)	(314)	(605)
Loss on disposal of assets	—	228	—
Change in current assets and liabilities:
Accounts receivable, net	(5,626)	(27,740)	(50,217)
Subscriber equipment inventory	(342)	(1,451)	(3,969)
Other current assets	(8,194)	(9,114)	7,928
Accounts payable, accrued expenses and other liabilities	44,554	6,160	16,835
Operating advances due to/(from) Nextel WIP	(4,581)	3,283	847

Net cash used in operating activities	(66)	(116,028)	(153,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to officer	(2,200)	—	—
Capital expenditures	(155,220)	(318,377)	(389,875)
Change in capital expenditure related accruals	33,875	53,864	(8,736)
Proceeds from sale of assets	2,246	9,259	10,425
FCC licenses	(2,850)	(54,152)	(43,506)
Sale (purchase) of short-term investments	(239,456)	(195,338)	181,868

Net cash used in investing activities	(363,605)	(504,744)	(249,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	540,500	—
Proceeds from borrowings	731,376	400,000	210,422
Payment to redeem 14% senior discount notes	—	(191,233)	—
Exercise of warrants	—	4	—
Stock Options Exercised	—	142	561
Proceeds from stock issued for employee stock purchase plan	—	791	1,598
Restricted cash transfer	(175,000)	175,000	—
Proceeds from equity contributions	119,740	75,637	7,411
Return of capital to Nextel WIP	(130,900)	—	—
Equity costs	(2,638)	(31,223)	—
Debt issuance costs	(24,650)	(9,567)	(5,467)

Net cash provided by financing activities	517,928	960,051	214,525

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,257	339,279	(189,193)
CASH AND CASH EQUIVALENTS, beginning of year	16	154,273	493,552

CASH AND CASH EQUIVALENTS, end of year	$154,273	$493,552	$304,359

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Contribution of FCC licenses from Nextel Communications, Inc.	$8,884	$36,261	$—

Equipment purchased from Motorola’s equity contribution credit	$22,010	$—	$—

Capitalized interest on accretion of senior discount notes	$9,612	$6,820	$4,801

Accretion of redeemable preferred stock dividends	$—	$5,667	$3,504

CASH PAID FOR INTEREST, net of capitalized amount	$17,302	$43,176	$70,138

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999, 2000 and 2001

1.     Formation, Capitalization and Basis of Presentation

Formation

      We were formed as a shell corporation on July 8, 1998, solely to facilitate the Capitalization Transactions discussed below. From July 8, 1998 to January 29, 1999, our activities were solely focused on this objective. These activities were funded by Nextel Communications, Inc. and its subsidiaries (“Nextel”) through Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel, and Eagle River Investments LLC (“Eagle River”) through intercompany advances amounting to $3.4 million at December 31, 1998, which were repaid by using proceeds from the Capitalization Transactions. Our only common stock issuance of the shell entity in 1998 consisted of issuance of restricted stock to key employees of the Partners shell entity as part of its compensation plan and to Eagle River.

      Prior to January 29, 1999, Nextel formed and began to operate the digital wireless communication service business in upstate New York and Hawaii described later in Note 1, which is referred to as the Nextel Carve-Out. The unincorporated operations of the Nextel Carve-Out constitute our business and were contributed to us in the Capitalization Transactions.

Initial Capitalization Transactions

      On January 29, 1999, Nextel WIP contributed the Nextel Carve-Out to us in exchange for 13,110,000 shares of Series B preferred stock, 52,440,000 shares of Series C preferred stock, 13,110,000 shares of Series D preferred stock and cash of $130.9 million. Simultaneously, we sold equity securities in a private placement in the amount of $174.8 million and debt securities in the aggregate principal amount at maturity of $800 million. The equity securities sold consisted of 104,879,826 shares of Series A preferred stock (valued at $170.9 million) and warrants to purchase 2,434,260 shares of Class A common stock for an exercise price of $.00167 per share (valued at $3.8 million). The equity securities were sold in exchange for cash of $52.1 million, an irrevocable cash equity commitment of $104.3 million to be received over the subsequent two-year period and a vendor credit from Motorola, Inc. (“Motorola”) of $18.4 million towards the purchase of infrastructure equipment.

      Some of the principal assets used in the Nextel Carve-Out are Federal Communications Commission (“FCC”) licenses. To effect the contribution of the business of the Nextel Carve-Out to us, Nextel filed for approval with the FCC to transfer to us all the rights to the use of and benefits of these licenses. The FCC granted approval to transfer ownership of the Initial Capitalization Transaction licenses on January 21, 2000 from Nextel WIP to us.

Expansion and Option Territory Capitalization Transaction

      On September 9, 1999, Nextel Partners Operating Corporation (“OPCO”), a wholly owned subsidiary of Nextel Partners, entered into an Expansion Territory Asset Transfer and Reimbursement Agreement with Nextel WIP to acquire certain assets, properties, rights and interests to be used in connection with the construction and operation of additional territories (“Expansion Territory”) for $10.6 million. To accomplish the build-out and operation of the Expansion Territory, we issued 5,330,142 shares of Series C preferred stock to Nextel WIP having an aggregate implied value of $8.9 million in exchange for the contribution of certain licenses and an extension of an operating agreement governing the build-out of the Network in the Expansion Territory. On March 20, 2000 the FCC granted approval to transfer ownership of the Expansion Territory licenses from Nextel WIP to us. Upon receipt of FCC approval, the Frequency Management Agreement expired. We also issued Series A and C preferred stock for equity contributions of $50 million. The issuance of Series A preferred stock consisted of 20,954,820 shares (valued at $37.2 million) and Series C preferred stock of 6,902,484 shares (valued at $12.8 million). The equity securities were issued in exchange for cash of

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$15.5 million, an irrevocable cash equity commitment of $31.0 million to be received over the subsequent two-year period, and a vendor credit from Motorola of $3.6 million towards the purchase of infrastructure equipment. As of December 31, 1999, we had used the vendor credit from both the Initial and Expansion Territory Capitalization Transactions in its entirety.

      On September 27, 2000, OPCO entered into an expansion territory asset transfer and reimbursement agreement with Nextel WIP to acquire for approximately $3.4 million certain assets, properties, rights and interests to be used in connection with the construction and operation of additional territories (the “Option Territory”). As part of this expansion, we issued to Nextel WIP 1,273,602 shares of Class B common stock having an aggregate value of $36.3 million in exchange for the contribution of certain licenses and an extension of an operating agreement governing the build-out of the Nextel Digital Mobile Network in the new expansion territory.

Initial Public Offering Capitalization Transactions

      In December 1999, our Board of Directors authorized the filing of a registration statement with the Securities and Exchange Commission (the “SEC”) that would permit us to sell shares of our common stock in connection with a proposed initial public offering (“IPO”). On January 27, 2000 we filed a registration statement with the SEC to sell 27,025,000 shares of Class A common stock, which became effective February 22, 2000. With the consummation of the IPO on February 25, 2000, all the outstanding shares of our Series A preferred stock automatically converted into 125,834,646 shares of Class A common stock and all the outstanding Company’s Series C and D preferred stock automatically converted into 77,782,626 shares of Class B common stock. In addition, the Series B redeemable preferred stock held by Nextel WIP became subject to mandatory cash redemption 375 days after February 1, 2009. The Series B preferred stock, plus accrued dividends, was reclassified from stockholder’s equity to the section of the balance sheet between liabilities and stockholder’s equity. Simultaneously, an adjustment was made to the accumulated deficit representing the 12% dividend accrued from the time of issuance to the closing date of the IPO.

      The following summarizes the number of shares and dollar amount issued as part of the Initial, Expansion, IPO and Option Capitalization Transactions described above.

	Shares	Equity
	Issued	Contributions

		(In thousands)
Common-Class A (Series A preferred stock converted)	125,834,646	$208,163
Common-Class A (IPO — public shareholders)	27,025,000	$540,500
Common-Class B (Series C preferred stock converted)	64,672,626	$110,742
Common-Class B (Series D preferred stock converted)	13,110,000	$22,266
Common-Class B (Option Territory — September 27, 2000)	1,273,602	$36,261
Subscriptions Receivable (Initial Transaction)	—	$(157,203)
Warrants to purchase Class A common shares issued for a purchase price of $.00167 per share	2,434,260	$3,847

      Approximately $34 million of issuance costs were charged to equity as part of the Capitalization Transactions.

Warrants Exercised

      On May 2 and June 5, 2000, two of our stockholders exercised their warrants that totaled 1,245,822 and 1,188,438 shares, respectively, to purchase the same number of Class A common shares for a purchase price of $.00167 per share. As of December 31, 2000 all outstanding warrants had been exercised.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subscriptions Receivable

      During 1999, 2000 and 2001 stockholders contributed $74.2 million, $75.6 million, and $7.4 million, respectively, related to commitments and pre-funding of commitments. As of December 31, 2001, all irrevocable commitments from our current stockholders to contribute additional capital have been fulfilled.

Basis of Presentation

      In substance, the Capitalization Transactions on January 29, 1999 constituted (1) the incorporation of the Nextel Carve-Out, (2) the formal assumption by the Nextel Carve-Out of our liabilities, (3) a $130.9 million distribution to Nextel WIP, and (4) sales of Nextel Carve-Out securities to outsiders in exchange for cash and irrevocable commitments. Accordingly, the accompanying financial statements reflect the accounts of the Nextel Carve-Out at Nextel WIP’s historical cost basis for all periods presented. These accounts include Nextel WIP’s cost basis in the FCC licenses discussed above, as all of the rights to the use of and the benefits of ownership of the FCC licenses were held by the Nextel Carve-Out prior to the Capitalization Transactions. In the Capitalization Transactions, the rights to the use of and the benefits of the FCC licenses were transferred to us through the Frequency Management Agreement in exchange for the issuance of preferred stock to Nextel WIP for $133.2 million. Since the Frequency Management Agreement is analogous to a capital lease, the cost basis of the FCC licenses continue to be reflected in our accounts in a manner similar to the accounting for a capital lease under Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases.” The accompanying financial statements also include our accounts prior to the Capitalization Transactions, as Nextel WIP funded our operations and were incurred for the benefit of the Nextel Carve-Out, and we had no substance apart from the Nextel Carve-Out.

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

2.     Operations and Significant Accounting Policies

Description of Business

      We provide a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. Our operations are primarily conducted by OPCO, our wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our wholly owned subsidiaries.

      Our digital network (“Nextel digital mobile network”) has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”). Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP (see Note 11) provide for support services to be provided by Nextel WIP, as required.

Concentration of Risk

      We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentration of credit risk.

      We are a party to certain equipment purchase agreements with Motorola (see Note 11). For the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the infrastructure equipment necessary to construct and make operational our digital mobile network as well as for the provision of digital mobile telephone handsets and accessories.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of us and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Net Loss per Share

      In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. We have not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. For the years ended December 31, 1999, 2000, and 2001, approximately 4.9 million, 4.9 million and 1.9 million shares of restricted stock, respectively, and 8.5 million and 11.6 million stock options for 2000 and 2001, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

      The basic and diluted net loss per share for the years ended December 31, 2000 and 2001 is computed based on the weighted average number of shares. The weighted average number of shares for the year ended December 31, 2000 does not represent a complete reporting period since the IPO was consummated on February 25, 2000. In addition, net loss attributable to common stockholders increased by the amount of the accrued dividend on the Series B redeemable preferred stock.

Cash and Cash Equivalents

      Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

Short-term Investments

      Marketable debt securities and certificates of deposit with original purchase maturities greater than three months are classified as short-term investments. Marketable debt securities include corporate commercial

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paper, which we hold to maturity. We have designated these securities as held-to-maturity securities and they are valued on our balance sheet at amortized cost. Short-term investments consist of the following:

	December 31,

	2000	2001

	(In thousands)
Commercial Paper	$356,342	$33,744
U.S. Treasuries	78,452	219,182

Total Short-Term Investments	$434,794	$252,926

      The contractual maturities for the commercial paper were an average of approximately six and five months during 2000 and 2001, respectively. For the U.S. Treasuries, contractual maturities were an average of six and eleven months during 2000 and 2001, respectively.

Subscriber Equipment Inventory

      Subscriber equipment is valued at the lower of cost or market. Cost for the telephone equipment is determined by the first-in, first-out method. Cost for related accessories is determined by the weighted average method. Telephone costs in excess of the revenue generated from telephone sales, or telephone subsidies, are expensed at the point of sale. We do not recognize the expected telephone subsidy prior to the point of sale due to the fact that we expect to recover the telephone subsidy through service revenues and the marketing decision to sell the telephone at less than cost is confirmed at the point of sale.

Property, Plant and Equipment

      Property, plant and equipment, including improvements that extend useful lives, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on estimated useful lives of up to 31 years for cell site shelters, three to ten years for equipment and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

      Construction in progress includes labor, materials, transmission and related equipment, engineering, site design, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service.

Sale-Leaseback Transactions

      On October 13, 1999, we signed a Letter of Agreement by and among Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash. Subsequently, we leased space on the telecommunication towers from Spectrasite pursuant to a master lease agreement. During 1999, 2000 and 2001 we received cash proceeds of approximately $2.2 million, $9.3 million and $10.4 million, respectively, for the assets sold to Spectrasite and other such companies. These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks. Any gain recognized on the sale of assets is deferred and amortized in cost of service revenues over the life of the lease. During 1999, 2000, and 2001 we amortized $27,000, $314,000, and $605,000, respectively, related to the net gain on sales of these assets.

Capitalized Interest

      Our wireless communications systems and FCC operating licenses represent qualifying assets pursuant to SFAS No. 34, “Capitalization of Interest Cost.” We capitalized interest of approximately $13.7 million during 1999, $15.7 million during 2000 and $12.5 million during 2001.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FCC Licenses

      FCC operating licenses are recorded at historical cost and are amortized using the straight-line method based on estimated useful lives of 40 years. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services (“PCS”) and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. Amortization begins with the commencement of service to customers in a particular market. Amortization expense of approximately $518,000, $2.9 million, and $5.1 million was recorded for the years ended December 31, 1999, 2000 and 2001, respectively.

      During 1999, 2000, and 2001 we acquired approximately $8.9 million, $91.2 million and $44.0 million of FCC licenses, respectively, excluding capitalized interest of $2.8 million, $3.4 million, and $2.3 million, respectively. Of the total amount acquired during these years, Nextel WIP contributed FCC licenses of $8.9 million in 1999 as part of the Expansion Territory transaction and $36.3 million in 2000 as part of the Option Territory transaction in exchange for Class B common stock. The remaining $50.8 million for 2000 were payments made to acquire FCC licenses through separate cash deals or auctions plus payments accrued for $4.1 million.

Long-Lived Assets

      Our long-lived assets consist principally of property, plant and equipment and FCC licenses. It is our policy to assess impairment of long-lived assets pursuant with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This includes determining if certain factors have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue. Thus far, we believe none of these factors have occurred.

Interest Rate Risk Management

      We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into an interest rate swap agreement for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our $325 million term loans. This interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS 133, amounts paid or received under the interest rate swap agreement were accrued as interest rates change and recognized over the life of the swap agreement as an adjustment to interest expense. As of December 31, 2000, the fair value of the swap agreements were not recognized in the consolidated financial statements, since the swap agreements met the criteria for hedge accounting prior to adoption of SFAS 133.

      On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges. Initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle. The hedges are included in other long-term liabilities on the balance sheet. For the year ended December 31, 2001, we recorded a non-cash, non-operating charge of $5.2 million related to the market value of interest rate swap agreements which has been reflected in interest expense, and $1.8 million which has been reflected as a cumulative effect of change in accounting principle.

      We will not use financial instruments for trading or other speculative purposes, nor will we be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which we has other financial relationships. We do not anticipate nonperformance by these counterparties.

Revenue Recognition

      Revenue net of customer discounts and rebates is recognized for airtime and other services over the period earned. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” effective January 1, 2000, which gives guidance on the conditions that must be met before revenue is recognized. During December 2000 we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with SAB 101. Under this new policy, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that the service contract and the phone revenue are multiple element arrangements or earnings processes that should not be separated. In other words, the service contract is essential to the functionality of the phone. Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to loss from operations or net loss. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue. In 2000 and 2001 we recognized $1.1 million and $1.1 million, respectively, of equipment revenues that were initially deferred on January 1, 2000.

      The following table shows the reported results for 1999 and the pro forma as if SAB 101 had been in effect for 1999.

	For the Year
	Ended
	December 31,
	1999

	Reported	Pro Forma

Revenues:
Service revenues	$28,136	$28,066
Equipment revenues	4,584	1,676

Total revenues	$32,720	$29,742

Operating expenses:
Cost of equipment revenues	$10,742	$7,764

Loss from Operations	$(71,636)	$(71,636)

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs

      Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $3.0 million, $15.2 million and $25.7 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Debt Issuance Costs

      In relation to the issuance of long-term debt discussed in Note 5, we incurred a cumulative total of $24.6 million, $34.2 million and $39.6 million in deferred financing costs as of December 31, 1999, 2000 and 2001, respectively. These debt issuance costs will be amortized over the terms of the underlying obligation using the effective interest rate method. For the years ended December 31, 1999, 2000 and 2001, $2.1 million, $3.3 million and $3.7 million of debt issuance costs, respectively, were amortized and included in interest expense.

Stock Based Compensation

      As allowed by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), we have chosen to account for compensation cost associated with our stock compensation plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and comply with the disclosure provisions of SFAS 123. For the year ended December 31, 1999, compensation expense under SFAS 123 and APB Opinion No. 25 was substantially identical.

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

Segment Reporting

      SFAS 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS 131, we have determined that we have one reportable segment, wireless services.

Reclassifications

      Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangibles exceeds fair value. We are in the process of evaluating the financial statement impact of the adoption of SFAS Nos. 141 and 142 and assessing whether FCC licenses are determined to have indefinite lives. If FCC licenses are in fact determined to have indefinite lives, we will no longer amortize these licenses and be required to perform an asset impairment analysis.

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for us as of January 1, 2002). This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 144.

3.     Property and Equipment

	December 31,

	2000	2001

	(In thousands)
Building and improvements	$2,774	$3,983
Equipment	443,043	807,730
Furniture and fixtures	21,641	34,571
Less — accumulated depreciation and amortization	(51,254)	(122,334)

Subtotal	416,204	723,950
Construction in progress	116,498	121,984

Total property and equipment	$532,702	$845,934

4.     Accrued Expenses

	December 31,

	2000	2001

	(In thousands)
Accrued interest	$14,498	$16,668
Accrued payroll and related	9,843	22,744
Accrued network and interconnect	6,450	4,968
Other accrued expenses	8,727	9,636

Total accrued liabilities	$39,518	$54,016

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Long-Term Debt

	December 31,

	2000	2001

	(In thousands)
12.5% Senior Notes due November 15, 2009, net of $14.5 million discount at December 31, 2001.	$—	$210,492
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $177.3 million at December 31, 2000 and $127.7 million at December 31, 2001.	342,684	392,337
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	400,000
Bank Credit Facility — Term B Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	175,000	175,000
Bank Credit Facility — Term C Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	150,000	150,000

Total long-term debt	$1,067,684	$1,327,829

12.5% Senior Notes

      On December 4, 2001 we issued $225 million in aggregate principal amount 12.5% Senior Notes due 2009 (the “2001 Notes”) in a private placement. The 2001 Notes were issued at a discount in which we received gross proceeds of $210.4 million and net proceeds of approximately $205.4 million. The discount on the 2001 Notes will be amortized over the term of the debt. Interest will accrue for the 2001 Notes at the rate of 12.5% per annum, payable semiannually in cash on May 15 and November 15 of each year, and commencing on May 15, 2002.

      The 2001 Notes represent senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. The 2001 Notes are effectively subordinated to (i) all our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables of OPCO.

      The 2001 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2001, we were in compliance with applicable covenants.

      The 2001 Notes are redeemable at our option, in whole or in part, any time on or after November 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of liquidation. In addition, prior to November 15, 2004, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2001 Notes issued at a redemption price equal to 112.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest and liquidated damages if any, with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the 2001 Notes originally issued remains outstanding immediately after the occurrence of such redemption; and that the redemption occurs within 60 days of such sale.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14% Senior Redeemable Discount Notes

      On January 29, 1999, we completed the issuance of Senior Redeemable Discount Notes due 2009 (the “1999 Notes”). The aggregate accreted value of the 1999 Notes was to increase from $406.4 million at issuance at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $800 million. On April 18, 2000 we redeemed 35% of the 1999 Notes for approximately $191.2 million, net of an extraordinary loss of approximately $23.5 million for early retirement of debt. The redemption was made with some of the proceeds we received from our initial public offering of Class A common stock. The remaining aggregate accreted value of the 1999 Notes will increase at a rate of 14%, compounded semi-annually to a final accreted value equal to a principal amount at maturity of $520 million. Thereafter, the 1999 Notes bear interest at a rate of 14% per annum payable semi-annually in arrears.

      The 1999 Notes represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. The 1999 Notes are effectively subordinated to (i) all our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

      The 1999 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2001, we were in compliance with applicable covenants.

      The 1999 Notes are redeemable at the our option, in whole or in part, any time on or after February 1, 2004 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of liquidation.

11% Senior Notes

      On March 10, 2000 we issued $200 million in aggregate principal amount 11% Senior Notes due 2010, and on July 27, 2000 issued an additional $200 million of 11% Senior Notes, each in a private placement (the “2000 Notes”). We exchanged the 2000 Notes issued in March and July for registered notes having the same financial terms and covenants. Interest will accrue for the 2000 Notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, and commenced on September 15, 2000.

      The 2000 Notes represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all our existing and future subordinated indebtedness. The 2000 Notes are effectively subordinated to (i) all our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

      The 2000 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2001, we were in compliance with all of our required covenants.

      The 2000 Notes are redeemable at the our option, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any, at the date of liquidation. In addition, prior to March 15, 2003, we may on one or more occasions redeem up to 35% of the aggregate principal amount at maturity of the 2000 Notes originally issued at a redemption price equal to 111% of the principal amount of the notes redeemed, plus accrued and unpaid interest and liquidated damages if any, with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the 2000 Notes originally issued remain outstanding immediately after the occurrence of such redemption.

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

      The Term B and Term C Loans bear interest, at the our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The applicable margin for the Term B Loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. For the revolving credit facility, which is part of Term B Loan, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA as adjusted is positive at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA as adjusted and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. The applicable margin for the Term C Loan is 4.25% over LIBOR and 3.25% over the base rate.

      We pay a commitment fee calculated at a rate equal to 2.00% per annum, calculated on the daily average unused commitment under the revolving credit facility (whether or not then available). Such fee is payable quarterly in arrears. The commitment fee is subject to reduction based on utilization of the revolving credit facility. Prior to the date on which our portion of the Nextel digital mobile network is substantially complete and operations and services are offered to customers over a minimum coverage area, loans under the revolving credit facility will be made subject to satisfaction of certain financial covenants and certain build-out covenants.

      The Term B and C Loans are subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions, (ii) with 100% of net cash proceeds of asset sales, subject to certain exceptions, (iii) with 50% of our excess cash flow (as defined), (iv) with 50% of the net cash proceeds from the issuance of equity at any time after the fifth anniversary of the credit facility, and (v) with 100% of net casualty proceeds, subject to certain exceptions.

      Our obligations under the Term B and C Loans are secured by a first-priority perfected lien on all property and assets, tangible and intangible, of our subsidiaries including a pledge of the capital stock of all our subsidiaries. We and our subsidiaries guarantee the obligations of OPCO under the Term B and C Loans. Such guarantee will only be recourse to our pledge of all of the outstanding capital stock of our subsidiaries to secure our obligations under the Term B and C Loans.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Term B and C Loans contain covenants and restrictions on our ability to engage in certain activities, including but not limited to: (i) limitations on the incidence of liens and indebtedness, (ii) restrictions on sale lease-back transactions, consolidations, mergers, sale of assets, capital expenditures, transactions with affiliates and investments and (iii) severe restrictions on dividends, and other similar distributions.

      Additionally, the Term B and C Loans contain financial covenants requiring us to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of December 31, 2001, we were in compliance with all of our required covenants.

Future Maturities of Long-Term Debt

      Based on the debt issued on January 29, 1999, September 9, 1999, March 10, 2000, July 27, 2000 and December 4, 2001, as discussed above, the scheduled annual maturities of long-term debt outstanding as of December 31, 2001, under existing long-term debt agreements are as follows (in thousands):

2002	$—
2003	1,688
2004	3,250
2005	3,250
2006	3,250
Thereafter	1,458,562

1,470,000
Less — unamortized discount	(142,171)

$1,327,829

6.     Fair Value of Financial Instruments

      Fair value estimates, assumptions, and methods used to estimate the fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. We used quoted market prices to derive our estimates for the 12.5% Notes, the 14% Senior Notes and the 11% Notes. For the redeemable preferred stock, fair values were estimated using a discounted cash flow analysis.

	For the Year Ending December 31,

	2000		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Long-term Debt:
12.5% Senior Notes	$—	$—	$210.5	$200.3
14% Senior Notes	$342.7	$374.4	$392.3	$312.0
11% Notes	$400.0	$400.0	$400.0	$324.0
Bank term B loan	$175.0	$175.0	$175.0	$175.0
Bank term C loan	$150.0	$150.0	$150.0	$150.0
Redeemable Preferred Stock	$27.5	$32.5	$31.0	$36.5

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes

      Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,

	2000	2001

Deferred tax assets:
Operating loss carryforwards	$145,233	$235,404
Intangibles	2,705	—
Interest	—	45,598
Deferred compensation	8,323	10,365
Other	3,070	7,322
Valuation allowance	(120,704)	(218,298)

	38,627	80,391
Deferred tax liabilities:
Property, plant and equipment	(38,627)	(77,329)
Intangibles	—	(3,062)

Net deferred tax liability	$—	$(80,391)

      At December 31, 2000, we had approximately $392.5 million of consolidated net operating loss (“NOL”) carryforwards for federal income tax purposes expiring through 2020. At December 31, 2001, we had approximately $619.4 million of consolidated NOL carryforwards for federal income tax purposes through 2021, based on actual tax returns filed through 1999 and actual estimates prepared for December 31, 2001. At December 31, 2000 and 2001, we recorded a valuation allowance of approximately $120.7 million and $218.3 million, respectively. The increase of approximately $97.6 million in the valuation allowance between years is due to available objective evidence that would have created sufficient uncertainty regarding the realization of the net deferred tax assets. Such factors primarily would have included anticipated recurring operating losses resulting from the development of our business.

      The difference between the statutory tax rate of approximately 38% in 2001 (35% federal and 3% state, net of federal benefits) and 37% in 2000 (35% federal and 2% state, net of federal benefits) and the tax benefit of zero disclosed above by us is primarily due to our full valuation allowance against the net deferred tax assets. Our ability to utilize the NOL in any given year may be limited by certain events, including a significant change in ownership interest.

8.     Commitments and Contingencies

Operating Lease Commitments

      We lease various cell sites, equipment and office facilities under operating leases. Leases for cell sites are typically five years with renewal options. Office facilities and equipment are leased under agreements with terms ranging from one month to 20 years. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For years subsequent to December 31, 2001, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year are as follows (in thousands):

2002	$53,268
2003	54,868
2004	49,864
2005	36,270
2006	16,673
Thereafter	29,562

$240,505

      Total rental expense for the years ended December 31, 1999, 2000 and 2001 was approximately $9.7 million, $25.7 million and $48.1 million, respectively.

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

      The FCC granted approval to transfer ownership of the Initial Capitalization Transaction licenses on January 21, 2000 from Nextel WIP to us. Pursuant to this event the cash collateral account (restricted cash) we established to maintain a balance equal to the amounts outstanding under the Term B credit facility was made available.

      On March 20, 2000, the FCC granted approval of the transfer from Nextel WIP to us of ownership of the Expansion Territory licenses we acquired from Nextel WIP on September 9, 1999.

      In November 2000 the application to transfer ownership of the Option Territory licenses acquired on September 27, 2000 from Nextel WIP to us was completed. The FCC granted approval of our change control application on March 27, 2001, and on May 18, 2001 the Option Territory licenses were transferred from Nextel WIP to us.

      The FCC has routinely granted license renewals providing the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to secure the retention and renewal of our SMR licenses subsequent to the FCC approved transfer of the licenses from Nextel WIP.

Legal Proceedings

      On June 8, 2001 a purported class action lawsuit was filed against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our financial position or results of operations.

9.     Capital Stock and Stock Rights

      Prior to our initial public offering, pursuant to the Restated Certificate of Incorporation, we had the authority to issue 1,020 million shares of capital stock, divided into five classes as follows: (i) 600 million shares of common stock, par value, $.001 per share; (ii) 150 million shares of Series A convertible preferred stock, par value $.001 per share; (iii) 150 million shares of Series B redeemable or convertible preferred stock, par value $.001 per share; (iv) 90 million shares of Series C convertible preferred stock, stated value $.001 per share; and (v) 30 million shares of Series D convertible preferred stock, par value, $.001 per share. The number of authorized shares described above changed upon the filing of a Restated Certificate of Incorporation immediately prior to consummation of the initial public offering on February 25, 2000. Upon this filing we have the authority to issue 713,110,000 shares of capital stock, divided into four classes as follows: (i) 500 million shares of Class A common stock, par value $.001 per share; (ii) 100 million shares of Class B convertible common stock, par value $.001 per share; (iii) 13,110,000 shares of Series B preferred stock, par value $.001 per share; and (iv) 100 million shares of other preferred stock.

      The following is a summary description of our capital stock.

Common Stock

      The holders of common stock are entitled to one vote per share on all matters submitted for action by the shareholders. There is no provision for cumulative voting with respect to the election of directors. Holders of common stock are entitled to share equally, share for share, if dividends are declared on common stock, whether payable in cash, property or securities.

      Class A Common Stock — Under certain circumstances, shares of Class A common stock and securities convertible into Class A common stock (other than Class B common stock) are callable at the option of Nextel WIP or may be put to Nextel WIP at the option of the holders.

      Class B Common Stock — Shares of Class B common stock are convertible at any time at the option of the holder into an equal number of shares of Class A common stock upon a transfer by Nextel or Nextel WIP to a third party who is not a holder of Class B common stock.

      Ranking — With respect to rights on liquidation, dissolution or winding up the order of preference is as follows:

1. the Series B preferred stock;

2. the Class A and Class B common stock.

The holders of Series B preferred stock do not have any voting rights other than to approve mergers or consolidations adverse to the rights of holders of such securities.

      Series A Preferred Stock — Each share of Series A preferred stock was converted into one share of Class A common stock upon consummation of the IPO on February 25, 2000.

      Series B Preferred Stock — The Series B preferred stock is subject to mandatory redemption by us 375 days after February 1, 2009. The price for redemption will be the liquidation value, which accretes at an annual rate of 12% from the date of issuance. The Series B preferred stock is subject to voluntary redemption for cash at our option at any time at its then current liquidation value.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock

      Series C Preferred Stock and Series D Preferred Stock — Each share of Series C and Series D preferred stock was converted into one share of Class B common stock upon the consummation of the IPO on February 25, 2000.

Common Stock Reserved for Issuance

      As of December 31, 2000 and 2001, we had reserved common stock for future issuance as detailed below:

	As of	As of
	December 31,	December 31,
	2000	2001

Employee options outstanding	8,485,102	11,589,750
Employee options available for grant	7,975,252	4,548,229
Employee stock purchase plan available	2,957,232	2,731,967
Employee stock purchase plan outstanding	42,768	268,033

Total	19,460,354	19,137,979

10.     Stock and Employee Benefit Plans

Restricted Stock Purchase Plan

      Pursuant to our Restricted Stock Purchase Plan (the “Plan”), in 1998, we issued 8,774,994 shares of Class A common stock to our senior managers and 758,334 shares of Class A common stock to Eagle River at $.00167 per share. During 1999 an additional 60,000 shares were issued to our senior management at $.00167 per share. Pursuant to the original Plan, the shares issued to senior managers vested over a four-year period based on the passing of time and based on certain Company performance goals related to revenue, EBITDA as adjusted and the successful build-out of our network. At the time of the initial public offering (February 25, 2000), all vesting provisions related to performance goals were removed and these shares now vest solely based on the passage of time. Accordingly, compensation expense for 2000 and thereafter is fixed and recognized over the remaining vesting period of these restricted shares. As of December 31, 1999, 2000 and 2001, 4,689,906 shares, 7,686,387 shares and 9,048,558 shares, respectively, were considered fully vested, including the 758,334 shares issued to Eagle River which vested immediately upon issuance. Compensation expense recognized by us, which accounted for the Plan using variable accounting prior to the initial public offering, for the year ended December 31, 1999 was approximately $26.6 million. Compensation expense for 2000 and 2001 accounted for as being fixed was approximately $45.8 million and $20.9 million, respectively.

Stock Option Grant

      On January 29, 1999, pursuant to an employment agreement we entered into with one of our officers, we issued 210,000 options for our unrestricted Class A common stock with an exercise price of $1.67 per share which was more than the estimated fair value at that time ($1.25 per share). These options vested immediately. The agreement provides that we will be required to purchase the unexercised options on the fourth anniversary for an aggregate purchase price of $500,000 if directed to do so by the officer. Beginning with the period after January 29, 1999, the date of issuance of these shares, we recognized compensation expense on a straight-line basis over the four year life of the put contract (up to a maximum of $500,000) adjusted for actual exercises, if any, by the executive.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonqualified Stock Option Plan

      In January 1999, we adopted the Nonqualified Stock Option Plan (the “Plan”). Under the Plan, the Board of Directors may grant nonqualified stock options to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and those granted under the Plan during 1999 and 2000 vest over 3 years with  1/3 vesting at the end of each year. No more than 30% of the number of authorized options will be granted in any year and no options under this plan may be granted after January 1, 2003. For the options granted October 31, 2001, the vesting period was changed to four years with  1/4 vesting each year on October 31. Prior to the initial public offering, grants under this plan were considered compensatory and were accounted for on a basis similar to stock appreciation rights. At the initial public offering (February 25, 2000), the intrinsic value of the outstanding options was recorded and is being amortized over the remaining vesting periods. We recognized compensation expense for the years ended December 31, 1999, 2000 and 2001 of approximately $700,000, $24.3 million and $10.1 million, respectively.

      Subsequent to the initial public offering, there have been no stock option grants in which the exercise price of the options has been less than the fair market value at the time of the grants.

      The following table summarizes all stock options granted, exercised and canceled by us including options issued outside of the nonqualified stock option plan.

			Weighted
	Number of Options		Average
	Outstanding	Option Price Range	Exercise Price

Outstanding December 31, 1998	—	—	—
Granted	5,066,400	$1.67 - $1.85	$1.78
Exercised	—	—	—
Canceled	(16,800)	$1.67	$1.67

Outstanding December 31, 1999	5,049,600	$1.67 - $1.85	$1.78
Granted	3,974,402	$14.13 - $29.06	$17.02
Exercised	(85,000)	$1.67	$1.67
Canceled	(453,900)	$1.67 - $14.13	$1.84

Outstanding December 31, 2000	8,485,102	$1.67 - $29.06	$8.85
Granted	3,915,775	$4.95 - $19.56	$6.23
Exercised	(322,375)	$1.67 - $1.85	$1.77
Canceled	(488,752)	$1.85 - $29.06	$11.51

Outstanding December 31, 2001	11,589,750	$1.67 - $29.06	$8.05

Exercisable, December 31, 2001	3,937,026	$1.67 - $29.06	$6.54

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table is a summary of the stock options outstanding at December 31, 2001

	Options Outstanding			Options Exercisable

Range of	Number	Weighted Average	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 1.67 - $ 1.85	4,070,727	7.7 years	$1.78	2,708,393	$1.78
$ 4.95 - $10.43	3,520,775	9.8 years	$5.40	—	—
$11.31 - $15.30	315,500	9.3 years	$13.20	16,000	$14.24
$16.13 - $20.87	3,602,665	9.0 years	$16.89	1,185,722	$16.89
$22.00 - $29.06	80,083	8.7 years	$24.43	26,911	$24.47

	11,589,750	8.8 years	$8.05	3,937,026	$6.54

      For the year ended December 31, 1999, compensation expense under SFAS 123 and APB Opinion No. 25 was substantially identical. At December 31, 2000 and 2001, we accounted for our stock compensation plans following the guidelines of ABP Opinion No. 25 and related interpretations. Had compensation cost been determined based upon the fair value of the awards granted in 2000 and 2001 consistent with the method defined in SFAS 123, our net loss and basic loss per share would have increased to the pro forma amounts indicated below:

	For the Year Ended
	December 31,

	2000	2001

Net loss
As reported	$(265,140)	$(287,733)

Pro forma	$(270,362)	$(305,188)

Basic and diluted loss per share
As reported	$(1.33)	$(1.20)

Pro forma	$(1.36)	$(1.27)

Weighted average fair value of options granted	$11.72	$9.63

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS 123 using the following assumptions:

	2000	2001

Expected stock price volatility	69.4%	69.4%
Risk-free interest rate	4.57% - 6.66%	4.57% - 6.66%
Expected life in years	5 years	5 years
Expect dividend yield	0.00%	0.00%

      The Black-Scholes option-pricing model requires the input of highly subjective assumptions and does not necessarily provide a reliable measure of fair value.

Employee Stock Purchase Plan

      The Employee Stock Purchase Plan (the “ESPP”) was made effective in April 2000 and provides for the issuance of up to 3 million shares of Class A common stock to employees participating in the plan. Eligible employees may subscribe to purchase shares of Class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code.) During 2000 and 2001, employees purchased 42,768 shares and 225,265 shares, respectively, of Class A Common Stock for an aggregate value of approximately $791,000 and $1.6 million, respectively.

Employee Benefit Plan

      We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. For the years ending December 31, 1999 and 2000, we provided a matching contribution of $0.50 for every $1.00 contributed by the employee up to 2% of each employee’s salary. Mid-year 2001, we increased the matching contribution to 3% of each employee’s salary. Such contributions were approximately $175,000, $404,000 and $741,000 for the years ended December 31, 1999, 2000 and 2001, respectively. During the same years, we had no other pension or post employment benefit plans.

Officer Note Receivable

      On January 29, 1999, we advanced $2.2 million to one of our officers. The note does not bear interest and is collateralized by proceeds of the loan and the restricted stock of the officer and is due on January 29, 2003. The advance was made to the same officer to whom the stock option grant discussed in the paragraph entitled “Stock Option Grant” was made. The advance was a separate arrangement not related to the stock option grant discussed above.

11.     Related Party Transactions

      Prior to January 29, 1999, Nextel WIP and Eagle River funded our operations and accordingly all transactions were considered to be related party transactions. We made a return of capital payment to Nextel WIP of $130.9 million representing the reimbursement of net operating expenses of $15.1 million and capital expenditures of $115.8 million incurred by the Nextel Carve-Out operations prior to January 29, 1999. In order to fund our operations prior to the Capitalization Transactions, Nextel WIP and Eagle River advanced us $3.4 million (as of December 31, 1998) to cover our costs during the period. These advances did not bear interest and were repaid on January 29, 1999.

Motorola Purchase Agreements

      Pursuant to the equipment purchase agreements between us and Motorola, and prior to the Capitalization Transactions, pursuant to purchase agreements between Nextel WIP and Motorola, Motorola provided the iDEN infrastructure and subscriber handset equipment to us throughout our markets (such equipment purchase agreements, are referred to herein as the “Equipment Purchase Agreements”). We expect to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern our rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

      For the years ended December 31, 1999, 2000 and 2001, we purchased approximately $40.7 million, $154.7 million, and $178.0 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreements

      We, OPCO and Nextel WIP entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999. The Joint Venture Agreement defined the relationships, rights and obligations between the parties. The Roaming Agreement provides that each party pays the others monthly roaming fees

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider’s territory. For the years ended December 31, 1999, 2000 and 2001 we earned approximately $8.5 million, $24.7 million and $58.1 million, respectively, from Nextel customers roaming on our system and is included in service revenues.

      During 1999, 2000 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $4.9 million, $20.5 million and $58.4 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

      Under the Transition Services Agreement, certain accounting, payroll, customer care, purchasing, human resources and billing functions are made available to OPCO. During 1999, 2000 and 2001, we were charged approximately $2.4 million, $2.3 million and $3.0 million, respectively, for these services. During 2000 the transition services still required were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. We pay to Nextel a fee, based on Nextel’s cost, for these services. For the years ended December 31, 1999, 2000 and 2001, we were charged approximately $450,000, $1.1 million, and $1.5 million, respectively. Both the transition and back office information services are included in selling, general and administrative expenses.

      Under the Initial, Expansion and Option territory capitalization transactions, Nextel transferred SMR licenses to Nextel WIP License Corp., Nextel WIP Expansion Corp. and Nextel WIP Expansion Two Corp. (All Delaware corporations and wholly owned subsidiaries of Nextel WIP). Nextel WIP transferred the stock of Nextel WIP License Corp. and Nextel WIP Expansion Corp to us and upon approval of the FCC transferred the stock of Nextel WIP Expansion Two Corp. At December 31, 2001, approximately $2.7 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.

Business Relationship

      In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder, president, chief executive officer and chairman of the board of directors is one of our directors. During 1999, 2000 and 2001 we paid this Company $805,000, $6.2 million and $13.2 million for these services and tower leases, respectively.

DLJ Merchant Banking Relationship

      Donaldson, Lukfin & Jenrette Securities Corporation served as an initial purchaser of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, own a significant amount of our equity through their affiliate, Credit Suisse, and are represented on our Board of Directors. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to the Credit Suisse and the DLJ Entities in connection with the capitalization transactions from inception through December 31, 2001 is approximately $29.9 million.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Ownership

      The following chart reflects ownership by major related party shareholders as of December 31, 2001.

Major Shareholder	Class of Stock	Voting %	Equity %

Nextel WIP	Common-Class B	32.32%	30.86%
DLJ Merchant Banking Partners II, LP and affiliates (“DLJ Merchant Banking”)	Common-Class A	11.66%	11.14%
Eagle River Investments, LLC	Common-Class A	7.97%	7.61%
Motorola, Inc.	Common-Class A	5.35%	5.10%

12.     Quarterly Financial Data (Unaudited)

      Selected quarterly consolidated financial information for the years ended December 31, 2000 and 2001 is as follows (dollar in thousands, except per share amounts):

	First	Second	Third	Fourth
2000	Quarter	Quarter	Quarter	Quarter

Total revenues	$15,501	$26,512	$40,504	$53,353

Operating expenses	$57,564	$76,609	$89,645	$113,992

Loss before extraordinary item	$(51,865)	$(55,814)	$(58,709)	$(75,267)

Extraordinary item	$—	$(23,485)	$—	$—

Loss attributable to common stockholders	$(55,156)	$(80,062)	$(59,503)	$(76,086)

Basic and diluted loss per share:
Loss per share before extraordinary item attributable to common stockholders	$(.55)	$(.24)	$(.25)	$(.32)
Extraordinary item	—	(.10)	—	—

Loss per share	$(.55)	$(.34)	$(.25)	$(.32)

	First	Second	Third	Fourth
2001	Quarter	Quarter	Quarter	Quarter

Total revenues	$65,546	$85,933	$105,125	$120,760

Operating expenses	$110,448	$136,762	$152,461	$170,016

Loss before cumulative effect of change in accounting principle	$(63,587)	$(70,969)	$(73,212)	$(78,178)

Cumulative effect of change in accounting principle	$(1,787)	$—	$—	$—

Loss attributable to common stockholders	$(66,199)	$(71,829)	$(74,108)	$(79,101)

Basic and diluted loss per share:
Loss per share before cumulative effect of change in accounting principle	$(0.26)	$(0.29)	$(0.30)	$(0.33)
Cumulative effect of change in accounting	(0.01)	—	—	—

Loss per share	$(0.27)	$(0.29)	$(0.30)	$(0.33)

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Write-Offs	Period

	(In thousands)
Year Ended December 31, 1999
Allowance for doubtful accounts	$254	$1,833	$894	$1,193

Year Ended December 31, 2000
Allowance for doubtful accounts	$1,193	$4,521	$4,316	$1,398

Year Ended December 31, 2001
Allowance for doubtful accounts	$1,398	$14,929	$12,259	$4,068

14.     Subsequent Events (Unaudited)

      On February 5, 2002, we closed the transaction to amend our $150 million credit facility to provide for an additional $50 million term loan.

      In March 2002, we entered into agreements to purchase additional 800 MHz SMR frequencies covering portions of the Rio Grande area of Texas, subject to FCC approval and other standard closing conditions, for aggregate consideration of approximately $32 million.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      For information with respect to our directors, see our definitive Proxy Statement (“Proxy Statement”) for our 2002 Annual Meeting of Shareholders to be held May 14, 2002 (“Annual Meeting”), under the caption “Election of Directors,” which is incorporated herein by reference.

      The information required in this item regarding our executive officers is set forth in Part I of this Form 10-K Annual Report under the heading “Executive Officers of the Registrant,” which information is incorporated herein by reference.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from our Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation

      The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement for our Annual Meeting, under the captions “Election of Directors — Director Compensation” and “Additional Information Relating to Directors and Officers of the Company — Compensation of Executive Officers.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      For information with respect to the security ownership of directors and executive officers, see the Proxy Statement for our Annual Meeting, under the caption “Securities Ownership of Certain Beneficial Owners and Management,” which in incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      For information with respect to certain relationships and related transactions, see the Proxy Statement for our Annual Meeting under the caption “Certain Relationships and Related Transactions,” which is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements.

      The following Financial Statements are included in Part II Item 8:

      (b) Financial Statement Schedules.

      Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

      (c) Exhibits.

EXHIBIT INDEX

3.1(8)	Restated Certificate of Incorporation.
3.2*	Bylaws.
4.1	See Exhibits 3.1 and 3.2.
10.1*	Purchase Agreement, dated January 22, 1999, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.2**	Amended and Restated Shareholders’ Agreement by and among the Company and the stockholders named therein.
10.2(a)(16)	Amendment No. 1 to Amended and Restated Shareholders’ Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.2(b)(20)	Amendment No. 2 to Amended and Restated Shareholders’ agreement dated March 20, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(c)(21)	Amendment No. 3 to Amended and Restated Shareholders’ Agreement dated April 18, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(d)(22)	Amendment No. 4 to Amended and Restated Shareholders’ Agreement dated July 25, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.3*	Joint Venture Agreement, dated as of January 29, 1999, by and among the Company, Nextel Partners Operating Corp., and Nextel WIP Corp.
10.4*	Interim Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.5*	Analog Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.6*	Trademark License Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.7*	Roaming Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.

10.8*	Switch Sharing Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.9*†	Transition Services Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.10*†	iDEN (Registered Trademark) Infrastructure Equipment Purchase Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.11*†	Subscriber Purchase and Distribution Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.12*	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel, dated as of January 29, 1999, among the Company, Nextel Partners Operating Corp. and Nextel Communications, Inc.
10.13*	Asset and Stock Transfer and Reimbursement Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.14*	Employment Agreement, dated as of January 29, 1999, between the Company and John Chapple.
10.15*	Employment Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.16*	Stock Option Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.17*	Non-negotiable Promissory Note, dated January 29, 1999, by John Thompson to the Company.
10.18*	1999 Nonqualified Stock Option Plan of the Company.
10.19*	Form of Restricted Stock Purchase Agreement, dated as of November 20, 1998, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.20*	Form of Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of January 29, 1999, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.21*	Employment Agreement, dated as of January 29, 1999, between the Company and David Aas.
10.22*	Employment Agreement, dated as of January 29, 1999, between the Company and Perry Satterlee.
10.23*	Employment Agreement, dated as of January 29, 1999, between the Company and David Thaler.
10.24*	Subscription and Contribution Agreement, dated as of January 29, 1999, among the Company and the Buyers named therein.
10.25(1)	Indenture dated January 29, 1999 by and between Nextel Partners and The Bank of New York, as trustee, relating to the 14% Senior Discount Notes due 2009.
10.26(2)	Registration Rights Agreement dated as of January 29, 1999 by and among Nextel Partners, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.27(3)	Amended and Restated Credit Agreement dated as of September 9, 1999 by and among Nextel Partners Operating Corp., DLJ Capital Funding, Inc., The Bank of New York, Bank of Montreal and certain other financial institutions.
10.28(4)	Borrower Security and Pledge Agreement dated as of January 29, 1999 by and between Nextel Partners Operating Corp. and Bank of Montreal.
10.29(5)	Subsidiary Security and Pledge Agreement dated as of January 29, 1999 by and among the subsidiaries of Nextel Partners and Bank of Montreal.
10.30(6)	Parent Guaranty and Pledge Agreement dated as of January 29, 1999 by and between Nextel Partners and Bank of Montreal.
10.31(7)	Subsidiary Guaranty dated as of January 29, 1999 by and among the subsidiaries of Nextel Partners and Bank of Montreal.

10.32**	Restricted Stock Purchase Agreement dated September 9, 1999 by and between Nextel Partners and Donald J. Manning.
10.33**	Agreement in Support of Charter Obligations dated as of January 29, 1999 by and between Nextel Partners and Nextel WIP Corp.
10.34**	Assignment and Assumption of Lease dated as of August 1, 1999 by and between Nextel WIP Lease Corp. and Eagle River Investments, LLC.
10.35**	Lease Agreement dated May 11, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.36**	First Amendment to Lease dated as of September 10, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.37**	Lease Agreement dated as of March 25, 1999 by and between Nextel WIP Lease Corp. and Nesbitt Operating Associates, L.P.
10.38**	Employment Agreement dated as of January 29, 1999 by and between Nextel Partners Operating Corp. and Mark P. Fanning.
10.39**	Letter Agreement dated October 13, 1999 by and among Nextel WIP Corp., Nextel Partners Operating Corp. and Nextel Partners, Inc.
10.40**	Expansion Territory Management Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.41**	Expansion Territory Asset Transfer and Reimbursement Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.42**	Assignment and Security Agreement dated as of September 9, 1999 by Nextel Partners Operating Corp. in favor of Bank of Montreal.
10.43**	First Amendment to Analog Management Agreement dated as of September 9, 1999 by and between Nextel WIP Corp. and Nextel Partners Operating Corp.
10.44**	Form of Warrant for the Purchase of Shares of Class A Common Stock of Nextel Partners dated January 29, 1999.
10.45**	Employee Stock Purchase Plan.
10.46**	Form of Indemnity Agreement.
10.47**	Letter Agreement dated October 13, 1999 by and among Nextel Communications, Inc., Nextel of New York, Inc., Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of California, Inc., Tower Parent Corp., SpectraSite Holdings, Inc., Tower Asset Sub, Inc., Nextel Partners Operating Corp. and Nextel Partners.
10.48**	Supplement No. 1 to iDEN Infrastructure Equipment Purchase Agreement dated September 1999 by and between Nextel Partners Operating Corp. and Motorola, Inc.
10.49**	Expansion Subscription and Contribution Agreement dated as of September 9, 1999 by and among Nextel Partners and the Buyers named therein.
10.50(9)	Indenture, dated as of March 10, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.51(10)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated February 28, 2000 by and between Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10.52(11)	Registration Rights Agreement, dated as of March 10, 2000, by and among Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10.53(12)	Amendment No. 1 to Credit Agreement and Parent Guaranty and Pledge Agreement, dated as of March 10, 2000, by and among Nextel Partners, Inc., Nextel Partners Operating Corp., DLJ Capital Funding, Inc., The Bank of New York, Bank of Montreal and Donaldson, Lufkin & Jenrette Securities Corporation.
10.54(17)	Registration Rights Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.

10.55†(23)	iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective as of November 1, 2000 by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.56(23)	Amendment No. 2 to Credit Agreement and Parent Guaranty and Pledge Agreement dated as of January 25, 2001 by and among Nextel Partners, Inc., Nextel Partners Operating Corp, various consenting obligors, various financial institutions, Credit Suisse First Boston, The Bank of New York and The Bank of Montreal.
10.57(13)	Indenture, dated as of July 27, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.58(14)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated July 18, 2000 by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.59(15)	Registration Rights Agreement, dated as of July 27, 2000, by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.60(24)	Lease Agreement dated May 2001 between The St. Joe Company and Nextel WIP Corporation.
10.61(25)	First Amendment to IPO Approval and Lockup Agreement, dated April 18, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, IL, LP, Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, Dave Aas, Perry Satterlee, Mark Fanning, and Don Manning.
10.61(a)(26)	Second Amendment to IPO Approval and Lockup Agreement dated July 25, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, II L.P., Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee, Mark Fanning, and Donald Manning.
10.62(18)	Indenture, dated as of December 4, 2001, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 12 1/2% Senior Notes due 2009.
10.63(a)(19)	Registration Rights Agreement, dated as of December 4, 2001, between and among Nextel Partners, Inc., Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown, Inc. relating to the 12 1/2% senior notes due 2009.
10.64	Amendment No. 3 and Consent to Credit Agreement, dated as of January 21, 2001, by and among Nextel Partners Operating Corp., Credit Suisse First Boston., The Bank of New York, and Bank of Montreal.
21(27)	Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP.
24.1	Powers of Attorney (included on signature page hereof).
99.1	Letter regarding Arthur Andersen LLP assurances.

†	Confidential portions omitted and filed separately with the Commission pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

**	Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473).

(1)	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(2)	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(3)	Incorporated by reference to Exhibit 10.2 to the Report on Form 8-K dated September 9, 1999 (File Number 333-78459).

(4)	Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(5)	Incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(6)	Incorporated by reference to Exhibit 4.6 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(7)	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(8)	Incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473).

(9)	Incorporated by reference to Exhibit 10.52 to Form 10-Q filed on May 10, 2000.

(10)	Incorporated by reference to Exhibit 10.51 to Form 10-Q filed on May 10, 2000.

(11)	Incorporated by reference to Exhibit 10.50 to Form 10-Q filed on May 10, 2000.

(12)	Incorporated by reference to Exhibit 10.53 to Form 10-Q filed on May 10, 2000.

(13)	Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(14)	Incorporated by reference to Exhibit 10.51 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(15)	Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(16)	Incorporated by reference to Exhibit 10.2(a) to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(17)	Incorporated by reference to Exhibit 10.54 to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(18)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 6, 2001.

(19)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 6, 2001.

(20)	Incorporated by reference to Exhibit 10.2(b) to Form 10-Q filed May 11, 2001.

(21)	Incorporated by reference to Exhibit 10.2(c) to Form 10-Q filed May 11, 2001.

(22)	Incorporated by reference to Exhibit 10.2(d) to Form 10-Q filed November 13, 2001.

(23)	Incorporated by reference to the Exhibit of the same number to Form 10-K filed March 28, 2001.

(24)	Incorporated by reference to Exhibit 10.60 to Form 10-Q filed August 13, 2001.

(25)	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed May 11, 2001.

(26)	Incorporated by reference to Exhibit 10.6(a) to Form 10-Q filed August 13, 2001.

(27)	Incorporated by reference to Exhibit 21 to Form S-4 filed February 8, 2002.

      (d) Reports on Form 8-K.

      Form 8-K filed on December 6, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.

By:	/s/ JOHN D. THOMPSON

John D. Thompson
Chief Financial Officer and Treasurer

Date: March 22, 2002

POWER OF ATTORNEY

      Each person whose individual signature appears below hereby authorizes and appoints John Chapple and John Thompson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in fact and agent to act in his name, place below, and to file, any and all amendments to this Form 10-K Annual Report, including any an all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ JOHN CHAPPLE John Chapple	Chief Executive Officer, President (Principal Executive Officer) and Director	March 22, 2002
/s/ JOHN D. THOMPSON John D. Thompson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2002
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	March 22, 2002
/s/ ANDREW H. RUSH Andrew H. Rush	Director	March 22, 2002
/s/ ANDREW E. SINWELL Andrew E. Sinwell	Director	March 22, 2002
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 22, 2002
/s/ STEVEN B. DODGE Steven B. Dodge	Director	March 22, 2002