Form 10-Q
period 2002-03-31
NEXTEL PARTNERS INC
filed 2002-05-14
CIK 1085707

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission file number: 000-29633

NEXTEL PARTNERS, INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1930918 (I.R.S. Employer Identification No.)

4500 Carillon Point
Kirkland, Washington 98033
(425) 576-3600

(Address of principal executive offices, zip code and telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No.

     Indicate the number of shares outstanding of each of issuer’s classes of common stock as of the latest practicable date:

Outstanding Title of Class Class A Common Stock Class B Common Stock	Number of Shares on May 1, 2002 165,894,208 shares 79,056,228 shares

NEXTEL PARTNERS, INC.

INDEX

PART I	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets As of March 31, 2002 and December 31, 2001	3
Condensed Consolidated Statements of Operations Three months ended March 31, 2002 and 2001	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity Three months ended March 31, 2002	5
Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 6.	Exhibits and Reports on Form 8-K	35

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (dollars in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$255,112	$304,359
Short-term investments	222,740	252,926
Accounts receivable, net of allowance $5,058 and $4,068, respectively	97,582	85,129
Subscriber equipment inventory	6,017	7,115
Other current assets	12,439	9,540

Total current assets	593,890	659,069

PROPERTY, PLANT AND EQUIPMENT, at cost	1,026,365	968,268
Less - accumulated depreciation	(144,409)	(122,334)

Property, plant and equipment, net	881,956	845,934

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $8,744 and $8,744,
respectively	288,170	283,728
Debt issuance costs, net of accumulated amortization of $10,162 and $9,061,
respectively, and other assets	31,205	30,790
Receivable from officer	2,200	2,200

Total non-current assets	321,575	316,718

TOTAL ASSETS	$1,797,421	$1,821,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$67,057	$71,009
Accrued expenses	46,021	54,016
Due to Nextel	3,299	2,947

Total current liabilities	116,377	127,972

LONG-TERM OBLIGATIONS
Credit facility - term B, C and D	375,000	325,000
12.5% Senior notes due 2009	210,734	210,492
14% Senior discount notes due 2009	405,761	392,337
11% Senior notes due 2010	400,000	400,000
Deferred Income Taxes	12,279	—
Other long-term liabilities	14,430	15,395

Total long-term obligations	1,418,204	1,343,224

Total liabilities	1,534,581	1,471,196

COMMITMENTS AND CONTINGENCIES (See Notes)

REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value
$.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued
and outstanding	31,951	31,021

STOCKHOLDERS’ EQUITY
Common stock, Class A, par value $.001 per share, 165,652,081 and 165,562,642
shares, respectively, issued and outstanding, and paid-in capital	868,427	865,807
Common stock, Class B, par value $.001 per share convertible, 79,056,228
shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(788,673)	(697,010)
Deferred compensation	(12,177)	(12,605)

Total stockholders’ equity	230,889	319,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,797,421	$1,821,721

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (dollars in thousands, except for share and per share amounts)

	For the three months ended March 31,
	2002	2001
	(unaudited)
REVENUES:

Service revenues
(Received from Nextel WIP $15,353 and $9,562, respectively.)	$127,664	$63,083
Equipment revenues	5,486	2,463

Total revenues	133,150	65,546

OPERATING EXPENSES:

Cost of service revenues
(Paid to Nextel WIP $15,793 and $9,699, respectively.)	61,429	33,369
Cost of equipment revenues	19,533	11,631
Selling, general and administrative (exclusive of stock based	70,070	43,401
compensation expense shown below)
(Paid to Nextel WIP $1,326 and $851, respectively.)
Stock based compensation	2,891	7,686
Depreciation and amortization	22,115	14,361

Total operating expenses	176,038	110,448

LOSS FROM OPERATIONS	(42,888)	(44,902)
Interest expense, net	(38,000)	(32,181)
Interest income	2,434	13,496

LOSS BEFORE DEFERRED INCOME TAX PROVISION	(78,454)	(63,587)
Deferred income tax provision	(12,279)	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(90,733)	(63,587)

Cumulative effect of change in accounting principle, net of $0 income tax	—	(1,787)

NET LOSS	(90,733)	(65,374)
Manditorily redeemable preferred stock dividends	(930)	(825)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(91,663)	$(66,199)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle	$(0.38)	$(0.26)
Cumulative effect of change in accounting principle	—	(0.01)

	$(0.38)	$(0.27)

Weighted average number of shares outstanding	244,113,506	242,307,157

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Changes in Stockholders’ Equity (dollars in thousands) For the Three Months Ended March 31, 2002

	Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In Capital		Accumulated	Deferred
	Shares	Amount	Shares	Amount	Deficit	Compensation	Totals

BALANCE
December 31, 2001	165,562,642	$865,807	79,056,228	$163,312	$(697,010)	$(12,605)	$319,504
Series B redeemable preferred stock dividend	—	—	—	—	(930)	—	(930)
Net loss	—	—	—	—	(90,733)	—	(90,733)
Issuance of stock options	—	3,313	—	—	—	(3,313)	—
Equity Issuance Costs	—	(5)	—	—	—	—	(5)
Deferred compensation - options forfeited	—	(850)	—	—	—	850	—
Vesting of deferred compensation	—	—	—	—	—	2,891	2,891
Stock options exercised	89,439	162	—	—	—	—	162
BALANCE

March 31, 2002	165,652,081	$868,427	79,056,228	$163,312	$(788,673)	$(12,177)	$230,889

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

NEXTEL PARTNERS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (dollars in thousands)

	For the Three Months Ended March 31,
	2002	2001
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,733)	$(65,374)
Adjustments to reconcile net loss to net cash used in
operating activities
Cumulative effect of change in accounting principle	—	1,787
Deferred income tax provision	12,279	—
Depreciation and amortization	22,115	14,361
Amortization of debt issuance costs	1,101	898
Interest accretion for senior discount notes	13,161	10,556
Bond Discount Amortization	242	—
Fair Value Adjustments of SFAS 133 Derivatives	(1,391)	2,426
Stock based compensation	2,891	7,686
Gain on deferred sale-leaseback	(30)	(130)
Change in current assets and liabilities:
Accounts receivable	(12,453)	(7,087)
Subscriber equipment inventory	1,098	107
Other current assets	(2,981)	6,358
Accounts payable, accrued expenses and other liabilities	(4,374)	(13,242)
Operating advances due to/(from) Nextel WIP	352	(92)

Net cash used in operating activities	(58,723)	(41,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(59,239)	(92,271)
Change in capital expenditure related accruals	(6,827)	13,343
Proceeds from sale of assets	1,063	2,978
FCC licenses	(4,428)	(18,559)
Proceeds from sale of short-term investments	30,186	46,140

Net cash used in investing activities	(39,245)	(48,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50,000	—
Stock options exercised	162	354
Proceeds from stock issued for employee stock purchase plan	—	350
Proceeds from equity contributions	—	67
Equity costs	(5)	—
Debt issuance costs	(1,436)	(482)

Net cash provided by financing activities	48,721	289

NET INCREASE IN CASH AND CASH EQUIVALENTS	(49,247)	(89,826)

CASH AND CASH EQUIVALENTS, beginning of period	304,359	493,552

CASH AND CASH EQUIVALENTS, end of period	$255,112	$403,726

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for taxes	$—	$—

Capitalized interest on accretion of senior discount notes	$263	$1,169

Accretion of redeemable preferred stock dividends	$930	$825

CASH PAID FOR INTEREST, net of capitalized amount	$28,329	$29,083

The accompanying notes are an integral part of these condensed consolidated financial statements. 6

NEXTEL PARTNERS, INC.
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

     Our interim consolidated financial statements for the three-month period ended March 31, 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

2. OPERATIONS

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

     Our digital network (“Nextel digital mobile network”) has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”). Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP (see Note 8) provide for support services to be provided by Nextel WIP, as required.

3. SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risk

     We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentration of credit risk.

     We are a party to certain equipment purchase agreements with Motorola (see Note 8). For the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to construct and make operational our digital mobile network as well as for the provision of digital mobile telephone handsets and accessories.

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

Net Loss per Share

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. We have not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. For the three months ended March 31, 2002 and 2001, approximately 545,000 and 1.9 million shares of restricted stock, respectively, and 15.2 million and 8.2 million stock options for 2002 and 2001, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

Sale-Leaseback Transactions

     On October 13, 1999, we signed a Letter of Agreement by and among Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash. Subsequently, we leased space on the telecommunication towers from Spectrasite pursuant to a master lease agreement. During the period ended March 31, 2002 and 2001 we received cash proceeds of approximately $1.1 million and $3.0 million, respectively, for the assets sold to Spectrasite and other such companies. These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks. Any gain recognized on the sale of assets is deferred and amortized in cost of service revenues over the life of the lease. During the period ended March 31, 2002, and 2001 we amortized $30,000, and $130,000, respectively, related to the net gain on sales of these assets.

FCC Licenses

     On January 1, 2002, we implemented SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an asset impairment analysis on our FCC licenses in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” and determined no impairment related to our FCC licenses.

     In connection with the adoption of SFAS 142, we recorded a non-cash income tax provision of $12.3 million to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carryforward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carryforward period. Accordingly, we increased the valuation allowance.

     FCC operating licenses are recorded at historical cost. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services (“PCS”) and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements.

     In March 2002, we entered into agreements to purchase additional 800 MHz SMR frequencies covering portions of the Rio Grande area of Texas, subject to FCC approval and other standard closing conditions, for aggregate consideration of approximately $32.6 million.

Interest Rate Risk Management

     We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into an interest rate swap agreement for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our $325 million term B and C loans. This interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS 133, amounts paid or received under the interest rate swap agreement were accrued as interest rates change and recognized over the life of the swap agreement as an adjustment to interest expense. As of December 31, 2000, the fair value of the swap agreements were not recognized in the consolidated financial statements, since the swap agreements met the criteria for hedge accounting prior to adoption of SFAS 133.

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these interest rate swap agreements have been designated as ineffective cash flow hedges. The initial adoption in 2001 resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle. The hedges are included in other long-term liabilities on the balance sheet. For the three months ended March 31, 2002 we recorded a non-cash, non-operating gain of $1.4 million related to the market value of the interest rate swap agreements which has been reflected in interest expense, and for the three months ended March 31, 2001, we recorded a non-cash, non-operating charge of $2.4 million to interest expense.

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

     In conjunction with the implementation of Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that the service contract and the phone revenue are multiple element arrangements or earnings processes that should not be separated. In other words, the service contract is essential to the functionality of the phone. Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to loss from operations or net loss. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue. For the three months ended March 31, 2002 and 2001 we recognized $246,000 and $285,000, respectively, of equipment revenues that were initially deferred on January 1, 2000.

Reclassifications

     Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

4. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2002	December 31, 2001
	(in thousands)

Building and improvements	$4,332	$3,983
Equipment	827,717	807,730
Furniture and Fixtures	38,988	34,571
Construction in progress	155,328	121,984

Total property and equipment	$1,026,365	$968,268

5. LONG-TERM DEBT

	March 31, 2002	December 31, 2001
	(in thousands)

12.5% Senior Notes due November 15, 2009, net of $14.3 million and $14.5 million
discount at March 31, 2002 and December 31, 2001, respectively	$ 210,734	$ 210,492
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of
$114.2 million at March 31, 2002 and $127.7 million at December 31, 2001	405,761	392,337
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	400,000
Bank Credit Facility— Term B Loan, interest at Company’s option, calculated on
Administrative Agent’s alternate base rate or reserve adjusted London Interbank
Offered Rate ("LIBOR")	175,000	175,000
Bank Credit Facility— Term C Loan, interest at Company’s option, calculated on
Administrative Agent’s alternate base rate or reserve adjusted LIBOR	200,000	150,000

Total long-term debt	$1,391,495	$1,327,829

     Our Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of March 31, 2002, we were in compliance with all of our required covenants.

     Our Term Loans contain financial covenants requiring us to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of March 31, 2002, we were in compliance with all of our required covenants.

6. STOCK OPTION GRANT

     During the first quarter of 2002, we issued approximately 4.0 million options for our Class A common stock. These options vest over 4 years, with ¼ vesting at the end of each year.

7. COMMITMENTS AND CONTINGENCIES

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

8. RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

     Pursuant to the equipment purchase agreements between us and Motorola and, prior to the Capitalization Transactions, pursuant to purchase agreements between Nextel WIP and Motorola, Motorola provided the iDEN infrastructure and subscriber handset equipment to us throughout our markets (such equipment purchase agreements, are referred to herein as the “Equipment Purchase Agreements”). We expect to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern our rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

     For the three months ended March 31, 2002 and 2001, we purchased approximately $30.8 million, and $36.0 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreements

     We, OPCO and Nextel WIP entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999. The Joint Venture Agreement defined the relationships, rights and obligations between the parties. The Roaming Agreement provides that each party pays the other party’s monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each Home Service Provider operating as authorized roamers in the Remote Service Provider’s territory. For the three months ended March 31, 2002 and 2001 we earned approximately $15.4 million and $9.6 million, respectively, from Nextel customers roaming on our system, which is included in service revenues.

     During the period ended March 31, 2002 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $15.8 million and $9.7 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

      During 2002 the transition services still required were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During 2002 and 2001, we were charged approximately $1.0 million and $573,000 million, respectively, for these services. Under the Transition Services Agreement, certain accounting, payroll, customer care, purchasing, human resources and billing functions are made available to OPCO. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. We pay to Nextel a fee, based on Nextel’s cost, for these services. For the three months ended March 31, 2002 and 2001, we were charged approximately $323,000 million and $278,000 million, respectively. Both the transition and back office information services are included in selling, general and administrative expenses.

     Under the Initial, Expansion and Option territory capitalization transactions, Nextel transferred SMR licenses to Nextel WIP License Corp., Nextel WIP Expansion Corp. and Nextel WIP Expansion Two Corp, all of which are Delaware corporations and wholly owned subsidiaries of Nextel WIP. Nextel WIP transferred the stock of Nextel WIP License Corp. and Nextel WIP Expansion Corp to us and then, following receipt of approval from the FCC, transferred to us the stock of Nextel WIP Expansion Two Corp. At March 31, 2002, approximately $2.7 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.

Business Relationship

     In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder, president, chief executive officer and chairman of the board of directors is one of our directors. For the three months ended March 31, 2002 and 2001 we paid this Company $1.8 million and $2.7 million for these services and tower leases, respectively.

Related Party Ownership

     The following chart reflects ownership by major related party shareholders as of March 31, 2002.

Major Shareholder	Class of Stock	Voting %	Equity %

Nextel WIP	Common-Class B	32.31%	30.41%
DLJ Merchant Banking Partners II, LP
and affiliates ("DLJ Merchant Banking")	Common-Class A	11.66%	10.98%
Eagle River Investments, LLC	Common-Class A	7.97%	7.50%
Motorola, Inc.	Common-Class A	5.34%	5.03%

12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements, see “Forward-Looking Statements” and “Additional Factors that May Affect Future Results” below.

     Please read the following discussion together with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this report.

Overview

     We provide digital wireless communications services in mid-sized and tertiary markets throughout the United States. We hold licenses for wireless frequencies in 58 markets where over 51 million people, or Pops, live and work. We have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas. As of March 31, 2002, we had commercial operations in markets with total Pops of approximately 51 million and the ability to offer service to, or cover, approximately 35 million Pops. These operational markets are in Alabama, Arkansas, Illinois, Florida, Georgia, Hawaii, Idaho, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, Pennsylvania, Tennessee, Texas, Virginia and Wisconsin.

     As of March 31, 2002, we had approximately 601,100 digital subscribers. Our subscriber base grew 108% compared to March 31, 2001, when we had an ending subscriber count of approximately 289,000.

     Nextel Wireless Web service provides Internet-ready telephones with wireless Internet services, including web-based applications and content. As of March 31, 2002, we had approximately 201,000 data subscribers. Revenue from data represents less than $1.00 of our incremental ARPU and we do not anticipate that revenue from data will have a significant effect on ARPU in the foreseeable future.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Selected Consolidated Financial Data

     We have summarized below our historical consolidated financial data as of and for the three months ended March 31, 2002 and 2001. The historical operating data presented below for the same periods are derived from our records.

	Three Months Ended March 31,
	2002	2001
	(dollars in thousands)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues	$127,664	$63,083
Equipment revenues	5,486	2,463

Total revenues	133,150	65,546

Operating expenses:
Cost of service revenues	61,429	33,369
Cost of equipment revenues	19,533	11,631
Selling, general and administrative	70,070	43,401
Stock-based compensation	2,891	7,686
Depreciation and amortization	22,115	14,361

Total operating expenses	176,038	110,448

Operating income (loss)	(42,888)	(44,902)
Other income (expense):
Interest expense, net	(38,000)	(32,181)
Interest income	2,434	13,496

Total other income (expense)	(35,566)	(18,685)

Loss before deferred income tax provision	(78,454)	(63,587)
Deferred income tax provision	(12,279)	—

Loss before extraordinary item and cumulative effect of change in
accounting principle	(90,733)	(63,587)
Cumulative effect of change in accounting principle	—	(1,787)

Net loss	(90,733)	(65,374)
Mandatorily redeemable preferred stock dividends	(930)	(825)

Loss attributable to common stockholders	$(91,663)	$(66,199)

Loss per share attributable to common stockholders, basic and diluted:
Loss before extraordinary item and cumulative effect of change in
accounting principle	$(0.38)	$(0.26)
Cumulative effect of change in accounting principle	—	(0.01)

Net loss per share attributable to common stockholders	$(0.38)	$(0.27)

	March 31, 2002	December 31, 2001
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments (1)	$477,852	$557,285
Plant, property and equipment, net	881,956	845,934
FCC operating licenses, net	288,170	283,728
Total assets	1,797,421	1,821,721
Current liabilities	116,377	127,972
Long-term debt	1,391,495	1,327,829
Series B redeemable preferred stock	31,951	31,021
Total stockholders’ equity	230,889	319,504
Total liabilities and stockholders’ equity	$1,797,421	$1,821,721

	Three Months Ended March 31,
	2002	2001
	(dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	35	27
Subscribers (end of period)	601,100	289,000
Cash flows from operating activities	$(58,723)	$(41,746)
Cash flows from investing activities	$(39,245)	$(48,369)
Cash flows from financing activities	$48,721	$289
EBITDA (2)	$(17,882)	$(22,855)
Capital expenditures(3)	$57,700	$87,995

14

(1)	Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

(2)	EBITDA represents net loss before interest expense, interest income, depreciation, amortization, stock-based compensation expense and loss from disposal of assets. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, we have presented EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. EBITDA is not a measure determined under generally accepted accounting principles. Also, EBITDA as calculated above may not be comparable to similarly titled measures reported by other companies.

(3)	Capital expenditures are exclusive of capitalized interest but include accrued or financed capital. Capital expenditures are required to purchase network equipment, such as switching and radio transmission equipment. Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment, computers and telephone systems. These amounts exclude $476,000 and $1.3 million of capitalized interest for the three months ended March 31, 2002 and 2001, respectively, and are offset by net proceeds from the transfer of telecommunication towers and related assets of $1.1 million and $3.0 million, respectively (see Note 3 of the Notes to the Financial Statements).

Revenues

     Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 102% to $127.7 million for the three months ended March 31, 2002 as compared to $63.1 million recognized during the three months ended March 31, 2001. Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel digital mobile network. Roaming revenues for the period ended March 31, 2002 accounted for approximately 12% of our service revenues, as compared to 15% for the same period in 2001. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of service revenues to continue to decline due to anticipated revenue growth that we expect from our increasing customer base.

     In addition, although we anticipate continued growth in our service revenues during 2002, since we have launched all of our markets, other than Burlington, Vermont, we do not expect to experience the robust rates of growth of revenues over prior periods that we have experienced in prior years.

     The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three year period for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended
	March 31, 2002	March 31, 2001
	(in thousands)
Revenues:
Service revenues billed or accrued	$128,564	$63,434
Activation fees deferred	(1,406)	(521)
Previously deferred activation fees recognized	506	170

Total service revenues reported	$127,664	$63,083

Equipment revenues billed	$9,105	$4,530
Equipment revenues deferred	(7,537)	(4,173)
Previously deferred equipment revenues recognized	3,918	2,106

Total equipment revenues reported	$5,486	$2,463

Operating expenses:
Cost of equipment revenues	$24,051	$14,049
Cost of equipment revenues deferred	(8,942)	(4,694)
Previously deferred cost of equipment revenues recognized	4,424	2,276

Total cost of equipment revenues reported	$19,533	$11,631

15

     Equipment revenues reported for the three months ended March 31, 2002 were $5.5 million as compared to $2.5 million reported for the same period in 2001, representing an increase of $3.0 million, or 120% due to an increase in our subscriber base. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors.

     Total revenues increased 103% to $133.2 million for the three months ended March 31, 2002 as compared to $65.5 million generated in the same period in 2001. This growth in revenues was due to launching new markets during 2001 along with increased revenues from existing markets of approximately $48.8 million, an increase of 48% over the same period in 2001.

     Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Our ARPU decreased $2 during the period to $68 for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. We attribute the decrease in ARPU to the maturity of our markets and an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and an increased use by our customers of additional features such as voice mail, short message services and, to a lesser extent, Nextel Wireless Web services and Nextel Worldwide roaming products. While we expect to continue to achieve ARPU levels above the industry average, we anticipate our ARPU to remain flat at least for the second quarter 2002. The following table sets forth our revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Three Months Ended March 31, 2002	% of Consolidated Revenues	For the Three Months Ended March 31, 2001	% of Consolidated Revenues
Service and roaming revenues	$127,664	96%	$63,083	96%
Equipment revenues	5,486	4%	2,463	4%

Total revenues	$133,150	100%	$65,546	100%

ARPU(1)	$68		$70

(1)	ARPU was not adjusted for SAB 101 and does not include roaming revenues generated by Nextel customers that use our portion of the Nextel digital mobile network.

Cost of Service Revenues

     Cost of service revenues consists primarily of network operating costs which involve site rental fees for cell sites and switches, utilities, maintenance and interconnect and other wireline transport charges. Cost of service revenues also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel’s portion of the Nextel digital mobile network. These expenses depend mainly on the number of operating cell sites, total minutes of use and, because the use of Nextel Direct Connect is more efficient than interconnect and, accordingly, relatively less costly to provide, the mix of minutes of use between interconnect and Nextel Direct Connect services.

     For the three months ended March 31, 2002, our cost of service revenues was $61.4 million as compared to $33.4 million for the same period in 2001, representing an increase of 84%. The increase in costs was primarily the result of bringing on-air approximately 1,049 additional cell sites since March 31, 2001, as well as an increase in airtime usage. Increased airtime usage resulted from the growth in the number of customers from 2001 along with the increased minutes of use per customer. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows.

Cost of Equipment Revenues

     Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues reported for the three months ended March 31, 2002 was $19.5 million as compared to $11.6 million for the same period in 2001. The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $14.0 million for the three months ended March 31, 2002, as compared to a loss of $9.2 million for the same period in 2001. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the three months ended March 31, 2002, selling, general and administrative expenses were $70.1 million as compared to $43.4 million for 2001, representing an increase of 62%.

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

     General and administrative costs relate to corporate personnel overhead including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. Our general and administrative costs increased as a result of our:

•	hiring employees for our functional departments and offices to support the growth of the new and existing markets;

•	increasing staffing and operating our customer care and fulfillment service center in Las Vegas, Nevada and Panama City Beach, Florida to support the growing customer base; and

•	hiring employees to maintain and support systems.

     As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase in the foreseeable future. However, we expect our acquisition cost per customer to decrease as we continue to increase the amount of sales from our lower cost distribution channels, decrease equipment subsidies and work on increasing the productivity of our direct sales representatives.

Stock-Based Compensation Expense

     For the three months ended March 31, 2002 and 2001, we recorded stock-based compensation expense associated with our restricted stock purchase plan and employee stock options granted of $2.9 million and $7.7 million, respectively. This is a non-cash expense. We expect stock based compensation expense to decrease as the options continue to vest.

Depreciation and Amortization Expense

     For the three months ended March 31, 2002, our depreciation and amortization expense was $22.1 million as compared to $14.4 million for the same period in 2001, representing an increase of 53%. The $7.7 million increase related primarily to depreciating the wireless network assets for the 1,049 additional cell sites placed in service from March 31, 2001, along with the costs related to furniture and equipment purchased to set up new offices. We expect depreciation to continue to increase due to the additional cell sites we plan to place in service. Additionally, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have determined that our FCC licenses have an indefinite life, and, as such, have discontinued amortization on our FCC licenses, as of January 1, 2002.

Interest Expense and Interest Income

     Interest expense, net of capitalized interest, increased from $32.2 million for the three months ended March 31, 2001 to $38.0 million for the three months ended March 31, 2002, representing an increase of 18%. The increase was due to interest owing on the approximately $200 million in 12.5% senior notes that we issued in December 2001 as well as the additional $50 million term loan we closed in February 2002. Additionally, for the three months ended March 31, 2002, our interest expense was reduced by approximately $1.4 million related to the non-cash fair market value adjustments of our interest rate swaps.

     For the three months ended March 31, 2002, interest income was $2.4 million, as compared to $13.5 million for 2001, representing a decrease of 82%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance because of additional spending related to the network build-out.

Net Loss

     For the three months ended March 31, 2002, we had a loss attributable to common stockholders of approximately $91.7 million as compared to a loss of $66.2 million for 2001, representing an increase of 39%. The $91.7 million loss includes a non-cash, non-operating charge of $12.3 million included as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS 142. The $66.2 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133. Expenses increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the existing and newly launched markets. We anticipate reporting net losses for the foreseeable future as we grow and expand to meet the requirements of the business.

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

     For the three months ended March 31, 2002, we used $58.7 million in cash for operating activities, as compared to $41.7 million for the same period in 2001. The increased use of funds for operating activities in 2002 was primarily due to hiring employees, setting up functional departments and offices, network operating costs for additional sites placed in service, increased marketing and sales activities along with purchasing an inventory of telephones and accessories and an increase in receivables due to additional customers.

     Net cash used in investing activities during the three months ended March 31, 2002 was $39.2 million, a decrease of $9.1 million as compared to the same period in 2001. The reason for less cash used in investing activities for 2002 was due primarily to a decrease in capital expenditures related to the network build-out and FCC licenses. During the first three months of 2002, we invested $59.2 million in capital expenditures, excluding $249,000 of non-cash capitalized interest, spent primarily to build out Vermont and expand coverage on the Nextel digital mobile network in our existing markets. In addition, we completed the switch in Iowa and continued work on the switch in Florida, which is expected to come on-line during the second half of 2002. The additional switch in Florida is expected to eventually result in an expense savings by reducing our switch sharing costs. We also invested $4.4 million, excluding $14,000 of non-cash capitalized interest, in FCC licenses during the three months ended March 31, 2002.

     As of March 31, 2002, our cash and cash equivalents and short-term investments balance was approximately $477.9 million, which includes the net proceeds of approximately $205.4 million from the issuance of our 12.5% senior discount notes in December 2001. We also have access to an undrawn line of credit of $100 million and in February 2002, we amended our credit facility to obtain an additional $50 million of senior bank debt. While we believe we have sufficient funds to continue the build-out of our portion of the Nextel digital mobile network to cover 35 million Pops using the current 800 MHz iDEN system, to acquire additional frequencies, install additional switches and to provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003 (after which time we anticipate achieving positive free cash flow for the full fiscal year), we cannot assure you that additional funding will not be necessary. Additionally, to the extent we decide to expand our digital mobile network or implement a “3G” technology, we would intend to acquire additional financing to fund these projects. In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally and in the wireless communications industry specifically, market conditions and other factors that may be beyond our control.

The following table provides details regarding our contractual cash obligations subsequent to March 31, 2002: Payments due by Period ($000)

Contractual Obligations	Total	2002	2003	2004	2005	2006	Thereafter
Long-term Debt	$1,520,000	$—	$1,688	$3,750	$3,750	$3,750	$1,507,062
Redeemable Preferred Stock	$82,107	$—	$—	$—	$—	$—	$82,107
Operating Leases	$255,402	$43,823	$56,507	$52,837	$39,957	$20,667	$41,611

Total Contractual Obligations	$1,857,509	$43,823	$58,195	$56,587	$43,707	$24,417	$1,630,780

Sources of Funding To date, third-party financing activities have provided all of our funding. As of March 31, 2002 these financings totaled approximately $2.1 billion and included:

•	proceeds from cash equity contributions of $202.8 million;

•	the offering of 14% senior discount notes for $406.4 million, less $191.2 million for the partial redemption of these notes in April 2000;

•	term loans incurred by our operating subsidiary in the aggregate principal amount of $375.0 million;

•	the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock;

•	the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for Class A common stock, all of which had been used by December 31, 1999;

•	net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million;

•	the offering of 11% senior notes for $200 million in March 2000;

•	the offering of an additional $200 million in 11% senior notes in July 2000; and

•	the offering of 12.5% senior discount notes for $210.4 million in December 2001.

     Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000, January 25, 2001 and January 21, 2002. On February 5, 2002, we closed the transaction to amend our existing $150 million credit facility to provide for an additional $50 million term D loan. The credit facility, as amended, includes a $175 million term B loan, a $150 million term C loan, a $50 million term D loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $475 million. The $175 million term B loan matures on January 29, 2008, and the $200 million term C and D loans mature on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of March 31, 2002, $375 million of term loans were outstanding and no amounts were outstanding under the $100 million revolving credit facility.

     The term B, C and D loans all bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The applicable margin for the term B loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the term C and D loans is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of March 31, 2002, the interest rates on the $175 million term B loan, the $150 term C loan and the $50 million term D loan were 6.80%, 6.36% and 6.16%, respectively.

     As discussed in more detail in “Risk Factors,” if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

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

     These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. We now have four switches with the one in Iowa completed and placed in operation during first quarter 2002. We are currently working on another switch in Florida with an expected operational date during the second half of 2002.

     Additionally, during first quarter 2002 we opened our second customer support facility in Panama City Beach, Florida. We occupied this facility in January and started to answer customer calls during February.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 3 “Significant Accounting Policies” in Item 1 of Part I, “Financial Statements (Unaudited)” of this Form 10-Q, and Note 2 “Operations and Significant Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

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

     In conjunction with the implementation of SAB 101, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that the service contract and the phone revenue are multiple element arrangements or earnings processes that should not be separated. In other words, the service contract is essential to the functionality of the phone. Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to EBITDA or net loss. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

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

FCC Licenses

     On January 1, 2002, we implemented SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize these licenses. We performed an asset impairment analysis on our FCC licenses in accordance with SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and determined there was no impairment related to our FCC licenses.

     In connection with the adoption of SFAS 142, we recorded a non-cash income tax provision of $12.3 million to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carryforward period. Accordingly, we increased the valuation allowance.

     FCC operating licenses are recorded at historical cost. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal Communications Services (“PCS”) and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. In March 2002, we entered into agreements to purchase additional 800 MHz SMR frequencies covering portions of the Rio Grande area of Texas, subject to FCC approval and other standard closing conditions, for aggregate consideration of approximately $32.6 million.

Impairment of Long-Lived Assets

     Our long-lived assets consist principally of property, plant and equipment and FCC licenses. It is our policy to assess impairment of long-lived assets pursuant with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” This includes determining if certain factors have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue. Thus far, we believe none of these factors have occurred.

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

     For the three months ended March 31, 2002 and 2001, we purchased approximately $30.8 million and $36.0 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

     We, our operating subsidiary and Nextel WIP entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999. The Joint Venture Agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended March 31, 2002 and 2001 we earned approximately $15.4 million and $9.6 million, respectively, from Nextel customers roaming on our system, which is included in service revenues.

     During the first three months of 2002 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $15.8 million and $9.7 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

     During 2002 the transition services that were still required were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the first three months of 2002 and 2001, we were charged approximately $1.0 million and $645,000, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. We pay to Nextel a fee, based on Nextel’s cost, for these services. For the three months ended March 31, 2002 and 2001, we were charged approximately $323,000 and $278,000, respectively. Both the transition and back office information services are included in selling, general and administrative expenses.

     As part of our initial capitalization transactions, Nextel transferred certain FCC licenses to three wholly owned subsidiaries of Nextel WIP. Upon FCC approval of the transfers, Nextel WIP transferred the stock of these three subsidiaries — Nextel WIP License Corp., Nextel WIP Expansion Corp. and Nextel WIP Expansion Two Corp. — to us. At March 31, 2002, approximately $2.7 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.

Business Relationship

     In the ordinary course of business, we have engaged the services of and leased tower space from American Tower Corporation, of which Mr. Dodge, one of our directors, is a stockholder, president, chief executive officer and chairman of the board of directors. During the three months ended March 31, 2002 and 2001 we paid American Tower Corporation $1.8 million and $2.7 million for these services and tower leases, respectively.

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

Additional Factors That May Affect Future Results

     The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have a history of operating losses, expect to continue to incur substantial operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

     We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of March 31, 2002, we had an accumulated deficit of approximately $788.7 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

If Nextel experiences financial or operational difficulties, our business may be adversely affected.

     Our business plan depends, in part, on Nextel continuing to build and sustain customer support of their brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to their portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of their products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, their domestic digital mobile network business and the risks associated with that business can be found in Nextel’s 10-K Annual Report on Form 10-K for the year ended December 31, 2001, as well as Nextel’s other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 (SEC file number 0-19656).

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

     Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as third-generation or “3G.” We and Nextel are focusing activities on maximizing our ability to offer 3G capabilities while continuing to fully utilize our iDEN digital mobile network. Significant capital expenditures would be required in implementing this third-generation technology, and there can be no guarantee that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement third-generation technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of third-generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop third-generation technology that is more effective or economical that ours, our business may be adversely affected.

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

     Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

•	If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel digital mobile network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Nextel’s portion of the Nextel digital mobile network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

26

•	Because the Nextel digital mobile network does not provide roaming coverage on a nationwide basis that is as extensive as is available through most cellular and personal communication services providers, we may not be able to compete effectively against those providers. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

•	Neither we nor Nextel have the extensive direct and indirect channels of distribution for the Nextel digital mobile network products and services that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and therefore have access to more potential customers than we do.

•	Because of their greater resources, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. If we cannot, as a result, compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

•	The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and adversely affect market acceptance of our services.

•	In 2000, we began to offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Wireless Web. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of “third generation”or “3G”services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel digital mobile network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

•	If either personal communication services or cellular operators provide two-way radio dispatch or comparable capabilities in the future, our competitive advantage may be impaired. Further, some of our competitors have attempted to compete with the Nextel Direct Connect service by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated small groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

•	We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors’prices in these markets will decrease. We may encounter further market pressures to reduce our digital mobile network service offering prices; restructure our digital mobile network service offering packages to offer more value; or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their services in a particular market. A reduction in our pricing would likely have an adverse effect on our revenues and operating results.

•	Because of the numerous features we offer, our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our unique multi-service offering. This may reduce our growth opportunities or profitability.

27

•	Recent agreements between competitors in some of our markets to share network construction efforts will reportedly reduce their costs and increase their coverage area. These agreements, along with future agreements, may increase market pressure for us to reduce our prices and expand our coverage areas.

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

     The level of our outstanding debt greatly exceeds the level of our revenues and stockholders’ equity. As of March 31, 2002, we had approximately $1.4 billion of total long-term debt outstanding, including $375 million outstanding under our credit facility, $405.8 million of 14% senior discount notes outstanding at their accreted value, $400 million of 11% senior notes outstanding and $210.7 million of 12.5% senior discount notes outstanding at their accreted value. This indebtedness represented approximately 84% of our total book capitalization at that date. As of March 31, 2002, we also had $32.0 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

     Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

•	it limits our ability to obtain additional financing, if needed, to continue the build-out of or implement any enhancement of our portion of the Nextel digital mobile network including any enhanced iDEN services to expand wireless voice capacity, enhanced data services or potential “third generation”or “3G”mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

•	it will require us to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, reducing funds available for our build-out, operations or other purposes;

28

•	it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates; and

•	it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below those which we can or are willing to match.

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

     Pursuant to our amended shareholders’ agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

•	make a material change in our technology;

•	modify our business objectives in any way that is inconsistent with our objectives under our material agreements, including our operating agreements with Nextel WIP;

•	dispose of all or substantially all of our assets;

•	make a material change in or broaden the scope of our business beyond our current business objectives; or

•	enter into any agreement the terms of which would be materially altered in the event that Nextel WIP either exercises or declines to exercise their rights to acquire additional shares of our stock under the terms of the amended shareholders’agreement or our restated certificate of incorporation.

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

     As of March 31, 2002, our officers, directors and greater than 5% stockholders together controlled approximately 72.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

     Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of March 31, 2002, we had $32.0 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

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

32

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

     Some statements and information contained in this Quarterly Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	our plan for meeting our scheduled build-out for commercial launch of markets within our portion of the Nextel digital mobile network;

•	our business plan, its advantages and our strategy for implementing our plan;

•	general economic conditions in the geographic areas and occupational markets that we are targeting in our portion of the Nextel digital mobile network;

•	our expectation regarding the continued successful performance and market acceptance of the technology we use;

•	our ability to attract and retain sufficient customers;

•	our anticipated capital expenditures and funding requirements, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

•	other risks and uncertainties described from time to time in our reports filed with the SEC; and

•	our ability to implement new digital technology, sometimes referred to as “3G”or “third-generation”technology, which could facilitate high-speed, high-volume wireless voice and data transmission and other advanced digital services; and

•	Nextel’s planned enhancement of Direct Connect called “traveling Direct Connect,”which would allow two or more subscribers traveling outside of their Direct Connect calling area to a different market area to use Direct Connect in that market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risks arising from changes in interest rates. Our primary interest rate results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loans of our subsidiary under our credit facility. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million respectively, to partially hedge interest rate exposure with respect to our $375 million term loans. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.7 million.

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges. Initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three months ended March 31, 2002, we recorded a non-cash, non-operating gain of $1.4 million related to the market value of interest rate swap agreements which has been reflected in interest expense, and for the three months ended March 31, 2001 we recorded a non-cash, non-operating charge of $2.4 million to interest expense.

     The following discloses the fair value of the swap agreements recorded during 2002:

($000)
Fair value as of January 1, 2002	$6,968
Change in fair value - gain on interest rate change	$(1,391)

Fair value as of March 31, 2002	$5,577

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits.

Exhibit Number;	Exhibit Description

10.65*	The Asset Purchase Agreement by and between Commercial Digital Services Corporation, Inc. and Nextel Partners, Inc.
10.65(a)*	The Stock Purchase and Redemption Agreement by and between Nextel Partners, Inc., Mobile Relays, Inc. and the Stockholders of Mobile Relays, Inc.

(b)	Reports on Form 8-K:

None.

*	Certain portions of this document have been omitted pursuant to a confidential treatment request

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002	NEXTEL PARTNERS, INC. (Registrant) By: /s/ JOHN D. THOMPSON —————————————— John D. Thompson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

36