Form 10-Q
period 2002-06-30
NEXTEL PARTNERS INC
filed 2002-08-14
CIK 1085707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ].

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on August 1, 2002
Class A Common Stock Class B Common Stock	166,136,028 shares 79,056,228 shares

NEXTEL PARTNERS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,259	$304,359
Short-term investments	220,494	252,926
Accounts receivable, net of allowance $7,761 and $4,068, respectively	109,885	85,129
Subscriber equipment inventory	8,295	7,115
Receivable from officer	2,200	—
Other current assets	15,013	9,540

Total current assets	468,146	659,069

PROPERTY, PLANT AND EQUIPMENT, at cost	1,109,033	968,268
Less — accumulated depreciation	(167,846)	(122,334)

Property, plant and equipment, net	941,187	845,934

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $8,744 and $8,744, respectively	318,171	283,728
Debt issuance costs, net of accumulated amortization of $11,280 and $9,061, respectively, and other assets	30,144	30,790
Receivable from officer	—	2,200

Total non-current assets	348,315	316,718

TOTAL ASSETS	$1,757,648	$1,821,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$67,718	$71,009
Accrued expenses	56,574	54,016
Due to Nextel	4,131	2,947

Total current liabilities	128,423	127,972

LONG-TERM OBLIGATIONS
12.5% Senior notes due 2009	210,996	210,492
14% Senior discount notes due 2009	419,722	392,337
11% Senior notes due 2010	400,000	400,000
Credit facility — term B, C and D	375,000	325,000
Deferred Income Taxes	14,058	—
Other long-term liabilities	16,538	15,395

Total long-term obligations	1,436,314	1,343,224

Total liabilities	1,564,737	1,471,196

COMMITMENTS AND CONTINGENCIES (See Notes)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	32,920	31,021

STOCKHOLDERS’ EQUITY
Common stock, Class A, par value $.001 per share, 166,076,376 and 165,562,642 shares, respectively, issued and outstanding, and paid-in capital	868,873	865,807
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(863,638)	(697,010)
Deferred compensation	(8,556)	(12,605)

Total stockholders’ equity	159,991	319,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,757,648	$1,821,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except for per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES:
Service revenues (Received from Nextel WIP $19,997, $14,490, $35,349 and $24,052, respectively.)	$153,418	$82,912	$281,082	$145,995
Equipment revenues	7,668	3,021	13,155	5,484

Total revenues	161,086	85,933	294,237	151,479

OPERATING EXPENSES:
Cost of service revenues (Paid to Nextel WIP $21,160, $14,486, $36,953 and $24,185, respectively.)	66,350	46,668	127,779	80,037
Cost of equipment revenues	23,637	12,885	43,170	24,516
Selling, general and administrative (exclusive of stock based compensation expense shown below) (Paid to Nextel WIP $1,111, $1,324, $2,437 and $2,175, respectively.)	76,846	49,453	146,916	92,854
Stock based compensation	2,865	7,931	5,756	15,617
Depreciation and amortization	23,532	19,825	45,647	34,186

Total operating expenses	193,230	136,762	369,268	247,210

LOSS FROM OPERATIONS	(32,144)	(50,829)	(75,031)	(95,731)
Interest expense, net	(42,158)	(29,272)	(80,157)	(61,453)
Interest income	2,084	9,132	4,517	22,628

LOSS BEFORE DEFERRED INCOME TAX PROVISION	(72,218)	(70,969)	(150,671)	(134,556)
Deferred income tax provision	(1,779)	—	(14,058)	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(73,997)	(70,969)	(164,729)	(134,556)
Cumulative effect of change in accounting principle, net of $0 income tax	—	—	—	(1,787)

NET LOSS	(73,997)	(70,969)	(164,729)	(136,343)
Manditorily redeemable preferred stock dividends	(970)	(860)	(1,899)	(1,685)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(74,967)	$(71,829)	$(166,628)	$(138,028)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle	$(0.31)	$(0.30)	$(0.68)	$(0.56)
Cumulative effect of change in accounting principle	—	—	$—	$(0.01)

	$(0.31)	$(0.30)	$(0.68)	$(0.57)

Weighted average number of shares outstanding	244,374,968	242,437,611	244,244,960	242,372,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(dollars in thousands)
(unaudited)
For the Six Months Ended June 30, 2002

	Class A		Class B
	Common Stock and		Common Stock and
	Paid-In Capital		Paid-In Capital
					Accumulated	Deferred
	Shares	Amount	Shares	Amount	Deficit	Compensation	Totals

BALANCE
December 31, 2001	165,562,642	$865,807	79,056,228	$163,312	$(697,010)	$(12,605)	$319,504
Series B redeemable preferred stock dividend	—	—	—	—	(1,899)	—	(1,899)
Net loss	—	—	—	—	(164,729)	—	(164,729)
Issuance of stock options	—	3,313	—	—	—	(3,313)	—
Equity Issuance Costs	—	(5)	—	—	—	—	(5)
Deferred compensation — options forfeited	—	(1,606)	—	—	—	1,606	—
Vesting of deferred compensation	—	—	—	—	—	5,756	5,756
Stock options exercised	253,889	435	—	—	—	—	435
Stock issued for employee stock purchase plan	259,845	929	—	—	—	—	929

BALANCE
June 30, 2002	166,076,376	$868,873	79,056,228	$163,312	$(863,638)	$(8,556)	$159,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(164,729)	$(136,343)
Adjustments to reconcile net loss to net cash used in operating activities
Cumulative effect of change in accounting principle	—	1,787
Deferred income tax provision	14,058	—
Depreciation and amortization	45,647	34,186
Amortization of debt issuance costs	2,219	1,809
Interest accretion for senior discount notes	26,773	21,244
Bond discount amortization	504	—
Fair value adjustments of derivative instruments	595	2,083
Stock based compensation	5,756	15,617
Allowance for doubtful accounts	13,115	1,332
Gain on deferred sale-leaseback	(198)	(298)
Change in current assets and liabilities:
Accounts receivable	(37,871)	(22,290)
Subscriber equipment inventory	(1,180)	(1,747)
Other current assets	(5,570)	6,237
Accounts payable, accrued expenses and other liabilities	5,908	4,613
Operating advances due to/(from) Nextel WIP	1,184	1,342

Net cash used in operating activities	(93,789)	(70,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(142,650)	(230,432)
Change in capital expenditure-related accruals	(5,404)	19,345
Proceeds from sale of assets	1,848	5,473
FCC licenses	(34,416)	(22,898)
Proceeds from sale of short-term investments	32,432	141,709

Net cash used in investing activities	(148,190)	(86,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50,000	—
Stock options exercised	435	466
Proceeds from stock issued for employee stock purchase plan	929	702
Proceeds from equity contributions	—	67
Equity costs	(5)	—
Debt issuance costs	(1,480)	(564)

Net cash provided by financing activities	49,879	671

NET DECREASE IN CASH AND CASH EQUIVALENTS	(192,100)	(156,560)
CASH AND CASH EQUIVALENTS, beginning of period	304,359	493,552

CASH AND CASH EQUIVALENTS, end of period	$112,259	$336,992

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for taxes	$—	$—

Capitalized interest on accretion of senior discount notes	$612	$2,675

Accretion of redeemable preferred stock dividends	$1,899	$1,685

CASH PAID FOR INTEREST, net of capitalized amount	$48,105	$36,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

     Our interim consolidated financial statements for the three-month and six-month periods ended June 30, 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

2. OPERATIONS

Description of Business

     We provide a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission (“FCC”). Our operations are primarily conducted by Nextel Partners Operating Corporation (“OPCO”), our wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our wholly owned subsidiaries.

     Our digital network (“Nextel digital mobile network”) has been developed with advanced mobile communication systems employing digital technology with a multi-site configuration permitting frequency reuse utilizing digital technology developed by Motorola, Inc. (“Motorola”). We refer to such technology as the “integrated Digital Enhanced Network” or “iDEN.” Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”) (see Note 7), provide for support services to be provided by Nextel WIP, as required.

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

Net Loss per Share

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. We have not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. For the three and six months ended June 30, 2002 and 2001, approximately 545,000 and 1.9 million shares of restricted stock, respectively, and 14.7 million and 8.2 million stock options, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

Sale-Leaseback Transactions

     On October 13, 1999, we signed a Letter of Agreement by and among Nextel and some of its subsidiaries and Spectrasite Holdings, Inc. (“Spectrasite”) and some of its subsidiaries to transfer specified telecommunication towers and related assets to Spectrasite for cash. Subsequently, we leased space on the telecommunication towers from Spectrasite pursuant to a master lease agreement. For the three months ended June 30, 2002 and 2001 we received cash proceeds of approximately $785,000 and $2.5 million, respectively, and for the six months ended June 30, 2002 and 2001 we received cash proceeds of approximately $1.8 million and $5.5 million, respectively, for the assets sold to Spectrasite and other such companies. These sale-leaseback transactions are accounted for as real estate lease agreements and normal sales-leasebacks. Any gain recognized on the sale of assets is deferred and amortized in cost of service revenues over the life of the lease. For the three months ended both June 30, 2002 and 2001, we amortized approximately $168,000, and for the six months ended June 30, 2002 and 2001, we amortized approximately $198,000 and $298,000, respectively, related to the net gain on sales of these assets.

FCC Licenses and Adoption of SFAS 142

     On January 1, 2002 we implemented SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an asset impairment analysis on our FCC licenses in accordance with SFAS No. 142 and determined no impairment related to our FCC licenses.

     In connection with the adoption of SFAS 142, we recorded a non-cash income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carryforward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carryforward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS 142 and continue to increase the valuation allowance as the deferred tax liabilities increase. During the three months ended June 30, 2002, we recorded an additional $1.8 million income tax provision to increase the valuation allowance.

     The following table presents the pro forma financial results for the three and six months ended June 30, 2001 had SFAS 142 been effective January 1, 2001 and, accordingly, had our FCC licenses not been amortized:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Loss before cumulative effect of change in accounting principle (in thousands)
As reported	$(70,969)	$(134,556)
FCC license amortization	1,284	2,400

Pro forma	$(69,685)	$(132,156)

Loss per share attributable to common stockholders before cumulative effect of change in accounting principle
As reported	$(0.29)	$(0.56)

Pro forma	$(0.29)	$(0.55)

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

     In March 2002, we entered into agreements to purchase additional 800 MHz SMR frequencies covering portions of the Rio Grande area of Texas, subject to FCC approval and other standard closing conditions, for aggregate consideration of approximately $32.6 million. During the second quarter of 2002, we completed the transaction.

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

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, our interest rate swap agreements have been designated as ineffective cash flow hedges. The hedges are included in other long-term liabilities on the balance sheet. For the three months ended June 30, 2002 and 2001, we recorded a charge of $2.0 million and income of $343,000, respectively, related to the change in fair value of the interest rate swap agreements which has been reflected in interest expense, and for the six months ended June 30, 2002 and 2001, we recorded a charge of $595,000 and $2.1 million, respectively, to interest expense.

     We do not use financial instruments for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which we have other financial relationships. We do not anticipate nonperformance by these counterparties.

Revenue Recognition

     Revenue net of customer discounts and rebates is recognized for airtime and other services over the period earned. In conjunction with our implementation of Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that the service contract and the phone revenue are multiple element arrangements or earnings processes that should not be separated. In other words, the service contract is essential to the functionality of the phone. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue. Subsequent to the initial deferral, the amortization of deferred revenue is equal to the amortization of the deferred costs, resulting in no net change to loss from operations or net loss. For the three and six months ended June 30, 2002, we recognized $200,000 and $446,000, respectively, and $285,000 and $570,000 for the three and six months ended June 30, 2001, respectively, of equipment revenues that were initially deferred on January 1, 2000.

Reclassifications

     Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 146.

4. PROPERTY, PLANT AND EQUIPMENT

	June 30,	December 31,
	2002	2001

	(in thousands)
Building and improvements	$6,492	$3,983
Equipment	926,317	807,730
Furniture and Fixtures	43,978	34,571
Construction in progress	132,246	121,984

Total property and equipment	$1,109,033	$968,268

5. LONG-TERM DEBT

	June 30,	December 31,
	2002	2001

	(in thousands)
12.5% Senior Notes due November 15, 2009, net of $14.0 million and $14.5 million discount at June 30, 2002 and December 31, 2001, respectively	$210,996	$210,492

	June 30,	December 31,
	2002	2001

	(in thousands)
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $100.3 million at June 30, 2002 and $127.7 million at December 31, 2001	419,722	392,337
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	400,000
Bank Credit Facility — Term B Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	175,000	175,000
Bank Credit Facility — Term C and Term D Loans, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	200,000	150,000

Total long-term debt	$1,405,718	$1,327,829

     Our Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of June 30, 2002, we were in compliance with all of our required covenants.

     Our Term Loans contain financial covenants requiring us to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of June 30, 2002, we were in compliance with all of our required covenants.

6. COMMITMENTS AND CONTINGENCIES

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

     We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our financial position or results of operations.

7. RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

     Pursuant to the equipment purchase agreements between us and Motorola, who currently holds approximately 5.3% of our outstanding common stock, Motorola provided the iDEN infrastructure and subscriber handset equipment to us throughout our markets (such equipment purchase agreements, are referred to herein as the “Equipment Purchase Agreements”). We expect to continue to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The Equipment Purchase Agreements govern our rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

     For the three months ended June 30, 2002 and 2001, we purchased approximately $54.3 million and $58.4 million, respectively, and $85.1 million and $94.4 million for the six months ended June 30, 2002 and 2001, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreements

     We, OPCO and Nextel WIP, who currently holds approximately 32.3% of our outstanding common stock and with whom two of our directors are affiliated, entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999. The Joint Venture Agreement defines the relationships, rights and obligations between the parties. We are all also parties to a roaming agreement that provides that each party pays the other party’s monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each home service provider operating as authorized roamers in the remote service provider’s territory. For the three months ended June 30, 2002 and 2001 we earned approximately $20.0 million and $14.5 million, respectively, and for the six months ended June 30, 2002 and 2001 we earned approximately $35.3 million and $24.1 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

     During the three months ended June 30, 2002 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $21.2 million and $14.5 million, respectively, and for the six months ended June 30, 2002 and 2001, we paid Nextel WIP $37.0 million and $24.2 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

     During 2002 we continue to receive transition services from Nextel. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the three months ended June 30, 2002 and 2001, we were charged approximately $736,000 and $979,000, respectively, and during the six months ended June 30, 2002 and 2001, we were charged approximately $1.7 million and $1.6 million, respectively, for these services. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. We pay to Nextel a fee, based on Nextel’s cost, for these services. For the three months ended June 30, 2002 and 2001, we were charged approximately $375,000 and $345,000, respectively, and for the six months ended June 30, 2002 and 2001, we were charged approximately $698,000 and $623,000, respectively, for these services. Both the transition and back office information services are included in our selling, general and administrative expenses.

Business Relationship

     In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder, president, chief executive officer and chairman of the board of directors is one of our directors. For the three and six months ended June 30, 2002, we paid this company $2.3 million and $5.0 million, respectively, and $4.2 million and $6.0 million for the three and six months ended June 30, 2001, respectively, for these services and tower leases.

Related Party Ownership

     The following chart reflects ownership by major related-party stockholders as of June 30, 2002.

Major Stockholder	Class of Stock	Voting %	Equity %

Nextel WIP	Common-Class B	32.25%	30.42%
DLJ Merchant Banking Partners II, LP and affiliates (“DLJ Merchant Banking”)	Common-Class A	11.64%	10.98%
Madison Dearborn Capital Partners II, LP	Common-Class A	11.10%	10.47%
Eagle River Investments, LLC	Common-Class A	7.95%	7.50%
Motorola, Inc.	Common-Class A	5.33%	5.03%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements, see “Forward-Looking Statements” and “Risk Factors” below.

     Please read the following discussion together with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this report.

Overview

     We provide digital wireless communications services in mid-sized and tertiary markets throughout the United States. We hold licenses for wireless frequencies in 58 markets where over 51 million people, or Pops, live and work. We have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas. As of June 30, 2002, we had commercial operations in markets with total Pops of approximately 51 million and the ability to offer service to, or cover, approximately 36 million Pops. These operational markets are in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, North Dakota, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

     As of June 30, 2002, we had approximately 691,600 digital subscribers. Our subscriber base grew 93% compared to June 30, 2001, when we had an ending subscriber count of approximately 358,900.

     The Nextel Wireless Web data service we offer provides Internet-ready telephones with wireless Internet services, including web-based applications and content. As of June 30, 2002, we had approximately 189,000 data subscribers. Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Revenue from data subscribers represents less than $1.00 of our incremental ARPU and we do not anticipate that revenue from data subscribers will have a significant effect on ARPU in the foreseeable future.

Selected Consolidated Financial Data

     We have summarized below our historical consolidated financial data as of and for the three and six months ended June 30, 2002 and 2001. The historical operating data presented below for the same periods are derived from our records.

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

	(dollars in thousands)		(dollars in thousands)

Consolidated Statements of Operations Data:
Operating revenues:
Service revenues	$153,418	$82,912	$281,082	$145,995
Equipment revenues	7,668	3,021	13,155	5,484

Total revenues	161,086	85,933	294,237	151,479

Operating expenses:
Cost of service revenues	66,350	46,668	127,779	80,037
Cost of equipment revenues	23,637	12,885	43,170	24,516
Selling, general and administrative	76,846	49,453	146,916	92,854
Stock-based compensation	2,865	7,931	5,756	15,617
Depreciation and amortization	23,532	19,825	45,647	34,186

Total operating expenses	193,230	136,762	369,268	247,210

Operating loss	(32,144)	(50,829)	(75,031)	(95,731)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2002	2001	2002	2001

	(dollars in thousands)		(dollars in thousands)

Other income (expense):
Interest expense, net	(42,158)	(29,272)	(80,157)	(61,453)
Interest income	2,084	9,132	4,517	22,628

Total other income (expense)	(40,074)	(20,140)	(75,640)	(38,825)

Loss before deferred income tax provision and cumulative effect of change in accounting principle	(72,218)	(70,969)	(150,671)	(134,556)
Deferred income tax provision	(1,779)	—	(14,058)	—

Loss before cumulative effect of change in accounting principle	(73,997)	(70,969)	(164,729)	(134,556)
Cumulative effect of change in accounting principle	—	—	—	(1,787)

Net loss	(73,997)	(70,969)	(164,729)	(136,343)
Mandatorily redeemable preferred stock dividends	(970)	(860)	(1,899)	(1,685)

Loss attributable to common stockholders	$(74,967)	$(71,829)	$(166,628)	$(138,028)

Loss per share attributable to common stockholders, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.31)	$(0.29)	$(0.68)	$(0.56)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss per share attributable to common stockholders	$(0.31)	$(0.29)	$(0.68)	$(0.57)

Other Data:
EBITDA(2)	$(5,747)	$(23,073)	$(23,628)	$(45,928)
Capital expenditures(3)	$81,704	$137,525	$139,076	$228,410

	June 30,	December 31,
	2002	2001

	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments(1)	$332,753	$557,285
Property, plant and equipment, net	941,187	845,934
FCC operating licenses, net	318,171	283,728
Total assets	1,757,648	1,821,721
Current liabilities	128,423	127,972
Long-term debt	1,405,718	1,327,829
Series B redeemable preferred stock	32,920	31,021
Total stockholders’ equity	159,991	319,504
Total liabilities and stockholders’ equity	$1,757,648	$1,821,721

Other Data:
Covered Pops (end of period) (millions)	36	29
Subscribers (end of period)	691,600	358,900

	Six Months Ended
	June 30,

	2002	2001

	(dollars in thousands)
Other Data:
Cash flows from operating activities	$(93,789)	$(70,428)
Cash flows from investing activities	$(148,190)	$(86,803)
Cash flows from financing activities	$49,879	$671

Net decrease in cash and cash equivalents	$(192,100)	$(156,560)
Cash and cash equivalents, beginning of period	$304,359	$493,552

Cash and cash equivalents, end of period	$112,259	$336,992

(1)	Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

(2)	EBITDA represents net loss before interest expense, interest income, depreciation, amortization, stock-based compensation expense and loss from disposal of assets. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. While EBITDA should not be construed as a substitute for operating income or loss as a measure of performance or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles, we have presented EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. EBITDA is not a measure of financial performance determined under generally accepted accounting principles. Also, EBITDA as calculated above may not be comparable to similarly titled measures reported by other companies.

(3)	Capital expenditures are exclusive of capitalized interest but include accrued or financed capital. Capital expenditures are required to purchase network equipment, such as switching and radio transmission equipment. Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment, computers and telephone systems. These amounts exclude $628,000 and $1.7 million of capitalized interest for the three months ended June, 30, 2002 and 2001, respectively, and $1.1 million and $3.0 million of capitalized interest for the six months ended June 30, 2002 and 2001, respectively, and are offset by net proceeds from the transfer of telecommunication towers and related assets of $785,000 and $2.5 million for the three months ended June 30, 2002 and 2001, respectively, and $1.8 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively (see Note 3 of the Notes to the Financial Statements).

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues

     Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 85% to $153.4 million for the three months ended June 30, 2002 as compared to $82.9 million recognized during the three months ended June 30, 2001. Our service revenues consist of charges for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel digital mobile network. Roaming revenues for the three months ended June 30, 2002 accounted for approximately 13.0% of our service revenues, as compared to 17.4% for the same period in 2001. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to continue to decline due to the anticipated revenue growth that we expect from our increasing customer base.

     In addition, although we anticipate continued growth in our service revenues during 2002, we have launched all of our markets, other than Burlington, Vermont, and, we therefore do not expect to experience in future years revenue growth rates of the same magnitude as we have experienced in the past.

     The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three year period for the three months ended June 30, 2002 and 2001.

	For the Three Months Ended

	June 30, 2002	June 30, 2001

	(in thousands)
Revenues:
Service revenues billed or accrued	$154,436	$83,394
Activation fees deferred	(1,664)	(707)
Previously deferred activation fees recognized	646	225

Total service revenues reported	$153,418	$82,912

Equipment revenues billed	$10,262	$5,788
Equipment revenues deferred	(7,163)	(5,282)
Previously deferred equipment revenues recognized	4,569	2,515

Total equipment revenues reported	$7,668	$3,021

Operating expenses:
Cost of equipment revenues	$27,249	$16,134
Cost of equipment revenues deferred	(8,827)	(5,989)
Previously deferred cost of equipment revenues recognized	5,215	2,740

Total cost of equipment revenues reported	$23,637	$12,885

     Equipment revenues reported for the three months ended June 30, 2002 were $7.7 million as compared to $3.0 million reported for the same period in 2001, representing an increase of $4.7 million, or 157%, due to an increase in our subscriber base. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers. Certain of our digital equipment sales are made through independent distributors under agreements allowing rights of return on merchandise unsold by the distributors.

     Total revenues increased 88% to $161.1 million for the three months ended June 30, 2002 as compared to $85.9 million generated in the same period in 2001. This growth in revenues was due to launching new markets during 2001 along with increased revenues from existing markets of approximately $57.4 million, an increase of 83% over the same period in 2001.

     For the three months ended June 30, 2002, our ARPU was $69, which declined $2 as compared to the three months ended June 30, 2001. We attribute the decrease in ARPU to the maturity of our markets and an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and additional usage of features such as voice mail, short message services and, to a lesser extent, Nextel Wireless Web services and Nextel Worldwide roaming products. While we expect to continue to achieve ARPU levels above the industry average, we anticipate our ARPU to be approximately $68 for the third quarter of 2002. The following table sets forth our revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Three		For the Three
	Months Ended	% of	Months Ended	% of
	June 30,	Consolidated	June 30,	Consolidated
	2002	Revenues	2001	Revenues

Service and roaming revenues	$153,418	95%	$82,912	96%
Equipment revenues	7,668	5%	3,021	4%

Total revenues	$161,086	100%	$85,933	100%

ARPU(1)	$69		$71

(1)	ARPU was not adjusted for the deferral of activation fees and phone revenues and does not include roaming revenues generated by Nextel customers that use our portion of the Nextel digital mobile network.

Cost of Service Revenues

     Cost of service revenues consists primarily of network operating costs which involve site rental fees for cell sites and switches, utilities, maintenance and interconnect and other wireline transport charges. Cost of service revenues also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel’s portion of the Nextel digital mobile network. These expenses depend mainly on the number of operating cell sites, total minutes of use and the mix of minutes of use between interconnect and Nextel Direct Connect services. The use of Nextel Direct Connect is more efficient than interconnect and, accordingly, relatively less costly to provide.

     For the three months ended June 30, 2002, our cost of service revenues was $66.4 million as compared to $46.7 million for the same period in 2001, representing an increase of 42%. The increase in costs was primarily the result of bringing on-air approximately 1,008 additional cell sites since June 30, 2001, as well as an increase in airtime usage. Increased airtime usage resulted from the growth in the number of customers from 2001 along with the increased minutes of use per customer. As is typical, due to seasonality of the second quarter, we saw a significant increase in minutes of use per average subscriber, which was 609 minutes per average subscriber per month for the second quarter 2002. This is an increase of approximately 9.5% as compared to the second quarter 2001, with 556 minutes of use per average subscriber per month. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows.

Cost of Equipment Revenues

     Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues reported for the three months ended June 30, 2002 was $23.6 million as compared to $12.9 million for the same period in 2001. The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $16.0 million for the three months ended June 30, 2002, as compared to a loss of $9.9 million for the same period in 2001. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of sales and marketing expenses, customer care services and general and administrative costs. For the three months ended June 30, 2002, selling, general and administrative expenses were $76.8 million as compared to $49.5 million for the same period in 2001, representing an increase of 55%.

     Sales and marketing expenses increased as a result of:

•	increased sales and marketing activities to launch markets and grow our customer base;

•	our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and

•	higher expenses related to a greater proportion of sales received from indirect distribution channels.

     General and administrative costs relate to corporate personnel including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. Our general and administrative costs increased as a result of our:

•	hiring employees for our functional departments and offices to support the growth of the new and existing markets;

•	increasing staffing and operating our customer care and fulfillment service center in Las Vegas, Nevada and Panama City Beach, Florida to support the growing customer base;

•	hiring employees to maintain and support systems; and

•	conversion to a new billing system.

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

Stock-Based Compensation Expense

     For the three months ended June 30, 2002 and 2001, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options granted of $2.9 million and $7.9 million, respectively. This is a non-cash expense. We expect stock based compensation expense to decrease as the options continue to vest.

Depreciation and Amortization Expense

     For the three months ended June 30, 2002, our depreciation and amortization expense was $23.5 million as compared to $19.8 million for the same period in 2001, representing an increase of 19%. The $3.7 million increase related primarily to depreciating the wireless network assets for the 1,008 additional cell sites placed in service from June 30, 2001, along with the costs related to furniture and equipment purchased to set up new offices. We expect depreciation to continue to increase due to the additional cell sites we plan to place in service. Additionally, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have determined that our FCC licenses have an indefinite life, and, as such, have discontinued amortization on our FCC licenses as of January 1, 2002.

Interest Expense and Interest Income

     Interest expense, net of capitalized interest, increased from $29.3 million for the three months ended June 30, 2001 to $42.2 million for the three months ended June 30, 2002, representing an increase of 44%. The increase was due to interest on the 12.5% senior notes for $225 million that we issued in December 2001 as well as the additional $50 million term loan we closed in February 2002. Additionally, for the three months ended June 30, 2002, approximately $2.0 million related to the charge for the fair market value adjustments of our interest rate swaps.

     For the three months ended June 30, 2002, interest income was $2.1 million, as compared to $9.1 million for 2001, representing a decrease of 77%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance because of additional spending related to the network build-out.

Net Loss

     For the three months ended June 30, 2002, we had a loss attributable to common stockholders of approximately $75.0 million as compared to a loss of $71.8 million for the same period in 2001, representing an increase of 4%. The $75.0 million loss includes a non-cash, non-operating charge of $1.8 million included as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS 142. Expenses increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the existing and newly launched markets.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues

     Service revenues increased 93% to $281.1 million for the six months ended June 30, 2002 as compared to $146.0 million recognized during the six months ended June 30, 2001. Roaming revenues for the six months ended June 30, 2002 accounted for approximately 12.5% of our service revenues, as compared to 16.4% for the same period in 2001.

     The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the six months ended June, 2002 and 2001.

	For the Six Months Ended

	June 30, 2002	June 30, 2001

	(in thousands)
Revenues:
Service revenues billed or accrued	$283,000	$146,828
Activation fees deferred	(3,069)	(1,228)

	For the Six Months Ended

	June 30, 2002	June 30, 2001

	(in thousands)
Previously deferred activation fees recognized	1,151	395

Total service revenues reported	$281,082	$145,995

Equipment revenues billed	$19,367	$10,318
Equipment revenues deferred	(14,700)	(9,455)
Previously deferred equipment revenues recognized	8,488	4,621

Total equipment revenues reported	$13,155	$5,484

Operating expenses:
Cost of equipment revenues	$51,300	$30,183
Cost of equipment revenues deferred	(17,769)	(10,683)
Previously deferred cost of equipment revenues recognized	9,639	5,016

Total cost of equipment revenues reported	$43,170	$24,516

     Equipment revenues reported for the six months ended June 30, 2002 were $13.2 million as compared to $5.5 million reported for the same period in 2001, representing an increase of $7.7 million, or 140%, due to an increase in our subscriber base.

     Total revenues increased 94% to $294.2 million for the six months ended June 30, 2002 as compared to $151.5 million generated in the same period in 2001. This growth in revenues was due to launching new markets during 2001 along with increased revenues from existing markets of approximately $110.7 million, an increase of 90% over the same period in 2001.

     For the six months ended June 30, 2002 our ARPU was $68, which is a $3 decline compared to the six months ended June 30, 2001. We attribute the decrease in ARPU to the maturity of our markets and an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and additional usage of features such as voice mail, short message services and, to a lesser extent, Nextel Wireless Web services and Nextel Worldwide roaming products. The following table sets forth our revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Six		For the Six
	Months Ended	% of	Months Ended	% of
	June 30,	Consolidated	June 30,	Consolidated
	2002	Revenues	2001	Revenues

Service and roaming revenues	$281,082	96%	$145,995	96%
Equipment revenues	13,155	4%	5,484	4%

Total revenues	$294,237	100%	$151,479	100%

ARPU(1)	$68		$71

(1)	ARPU was not adjusted for the deferral of activation fees and phone revenues and does not include roaming revenues generated by Nextel customers that use our portion of the Nextel digital mobile network.

Cost of Service Revenues

     For the six months ended June 30, 2002, our cost of service revenues was $127.8 million as compared to $80.0 million for the same period in 2001, representing an increase of 60%. The increase in costs was primarily the result of bringing on-air approximately 1,008 additional cell sites since June 30, 2001, as well as an increase in airtime usage from 524 minutes of use per average subscriber per month for the six months ended June 30, 2001 to 574 minutes of use per average subscriber per month for the six months ended June 30, 2002. Increased airtime usage resulted from the 93% growth in the number of customers from 2001 along with the 9.5% increase in minutes of use per average subscriber per month.

Cost of Equipment Revenues

     Our cost of equipment revenues for the six months ended June 30, 2002 was $43.2 million as compared to $24.5 million for the same period in 2001. The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $30.0 million for the six months ended June 30, 2002, as compared to a loss of $19.0 million for the same period in 2001. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers.

Selling, General and Administrative Expenses

     For the six months ended June 30, 2002, selling, general and administrative expenses were $146.9 million as compared to $92.9 million for 2001, representing an increase of 58%.

Stock-Based Compensation Expense

     For the six months ended June 30, 2002 and 2001, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options granted of $5.8 million and $15.6 million, respectively.

Depreciation and Amortization Expense

     For the six months ended June 30, 2002, our depreciation and amortization expense was $45.6 million as compared to $34.2 million for the same period in 2001, representing an increase of 33%. The $11.4 million increase related primarily to depreciating the wireless network assets for the 1,008 additional cell sites placed in service from June 30, 2001, along with the costs related to furniture and equipment purchased to set up new offices. Additionally, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have determined that our FCC licenses have an indefinite life, and, as such, have discontinued amortization on our FCC licenses as of January 1, 2002.

Interest Expense and Interest Income

     Interest expense, net of capitalized interest, increased from $61.5 million for the six months ended June 30, 2001 to $80.2 million for the six months ended June 30, 2002, representing an increase of 30%. The increase was due to interest on the 12.5% senior notes for $225 million that we issued in December 2001 as well as the additional $50 million term loan we closed in February 2002. Additionally, for the six months ended June 30, 2002, approximately $595,000 of our interest expense related to the non-cash charge for the fair market value adjustments of our interest rate swaps.

     For the six months ended June 30, 2002, interest income was $4.5 million, as compared to $22.6 million for 2001, representing a decrease of 80%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance because of additional spending related to the network build-out.

Net Loss

     For the six months ended June 30, 2002, we had a loss attributable to common stockholders of approximately $166.6 million as compared to a loss of $138.0 million for 2001, representing an increase of 21%. The $166.6 million loss includes a non-cash charge of $14.1 million as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS 142. The $138.0 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133. Expenses increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the existing and newly launched markets.

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

     For the six months ended June 30, 2002, we used $93.8 million in cash for operating activities, as compared to $70.4 million for the same period in 2001. The increased use of funds for operating activities in 2002 was primarily due to hiring employees, setting up functional departments and offices, network operating costs for additional sites placed in service, increased marketing and sales activities along with purchasing an inventory of telephones and accessories and an increase in receivables due to additional customers.

     Net cash used in investing activities during the six months ended June 30, 2002 was $148.2 million, an increase of $61.4 million as compared to the same period in 2001. The increase in cash used in investing activities for 2002 was due primarily to a decrease in proceeds from the sale of short-term investments, as well as an increase in expenditures related to FCC licenses. During the first six months of 2002, we invested $142.7 million in capital expenditures, excluding $585,000 of non-cash capitalized interest, spent primarily to build out the Nextel digital mobile network in Vermont and expand coverage on the Nextel digital mobile network in our existing markets. In addition, we completed construction of our switch in Iowa and continued work on our switch in Florida, which is expected to come on-line during the second half of 2002. The additional switch in Florida is expected to eventually result in an expense savings by reducing our switch-sharing costs. We also invested $34.4 million, excluding $27,000 of non-cash capitalized interest, in FCC licenses during the six months ended June 30, 2002. We continue to anticipate our total capital spending will be approximately $315 million for 2002.

     As of June 30, 2002, our cash and cash equivalents and short-term investments balance was approximately $332.8 million, which includes the net proceeds of approximately $205.4 million from the issuance of our 12.5% senior discount notes in December 2001, compared to $557.3 million as of December 31, 2001. In February 2002, we also amended our credit facility to obtain an additional $50 million of senior bank debt. In addition, we have access to an undrawn line of credit of $100 million. While we believe we have sufficient funds to continue the build-out of our portion of the Nextel digital mobile network to cover approximately 36 million Pops using the current 800 MHz iDEN system; acquire additional frequencies; install additional switches; and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003 (after which time we anticipate achieving positive free cash flow for the full fiscal year), we cannot assure you that additional funding will not be necessary. Additionally, to the extent we decide to expand our digital mobile network or implement a “3G” technology, we would require additional financing to fund these projects. In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally and in the wireless communications industry specifically, market conditions and other factors that may be beyond our control.

     The following table provides details regarding our contractual cash obligations subsequent to June 30, 2002:

Payments due by Period
(in thousands)

Contractual Obligations	Total	2002	2003	2004	2005	2006	Thereafter

Long-term Debt	$1,520,000	$—	$1,688	$3,750	$3,750	$3,750	$1,507,062
Redeemable Preferred Stock	$82,107	$—	$—	$—	$—	$—	$82,107
Operating Leases	$260,380	$30,819	$59,928	$56,399	$43,614	$23,766	$45,854

Total Contractual Obligations	$1,862,487	$30,819	$61,616	$60,149	$47,364	$27,516	$1,635,023

Sources of Funding

     To date, third-party financing activities have provided all of our funding. As of June 30, 2002 these financings totaled approximately $2.1 billion and included:

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

     Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000, January 25, 2001 and January 21, 2002. On February 5, 2002, we closed the transaction to amend our existing $150 million credit facility to provide for an additional $50 million term D loan. Currently, the credit facility, as amended, includes a $175 million term B loan, a $150 million term C loan, a $50 million term D loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $475 million. The $175 million term B loan matures on January 29, 2008, and the $150 million term C and $50 million term D loans mature on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of June 30, 2002, $375 million of term loans were outstanding and no amounts were outstanding under the $100 million revolving credit facility.

     The term B, C and D loans all bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The applicable margin for the term B loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the term C and D loans is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of June 30, 2002, the interest rates on the $175 million term B loan, the $150 term C loan and the $50 million term D loan were 6.61%, 6.14% and 6.17%, respectively.

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

     These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. We now have four switches in operation with the most recent switch in Iowa placed in operation during the first quarter of 2002. We are currently working on another switch in Florida with an expected operational date during the second half of 2002.

     Additionally, during first quarter of 2002 we opened our second customer support facility in Panama City Beach, Florida. We occupied this facility in January and started to answer customer calls during February.

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

FCC Licenses

     On January 1, 2002, we implemented SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses. We performed an asset impairment analysis on our FCC licenses in accordance with SFAS No. 142 and determined there was no impairment related to our FCC licenses.

     In connection with the adoption of SFAS 142, we recorded a non-cash income tax provision of $12.3 million to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance.

     FCC operating licenses are recorded at historical cost. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including PCS and cellular licenses in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements. In March 2002, we entered into agreements to purchase additional 800 MHz SMR frequencies covering portions of the Rio Grande area of Texas, subject to FCC approval and other standard closing conditions, for aggregate consideration of approximately $32.6 million. During the second quarter of 2002, we completed the transaction.

Impairment of Long-Lived Assets

     Our long-lived assets consist principally of property, plant and equipment and FCC licenses. It is our policy to assess impairment of long-lived assets pursuant with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This includes determining if certain factors have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue. Thus far, we believe none of these factors have occurred.

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 146.

Related Party Transactions

Motorola Purchase Agreements

     Pursuant to the equipment purchase agreements between us and Motorola, who currently holds approximately 5.3% of our outstanding common stock, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of the equipment necessary to construct our portion of the Nextel digital mobile network and handset equipment for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of system infrastructure equipment manufactured by Motorola and others.

     For the three months ended June 30, 2002 and 2001, we purchased approximately $66.0 million, $58.4 million, respectively, and $85.1 million and $94.4 million for the six months ended June 30, 2002 and 2001, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

     We, our operating subsidiary and Nextel WIP, who currently holds approximately 32.3% of our outstanding common stock and with whom two of our directors are affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel digital mobile network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended June 30, 2002 and 2001 we earned approximately $20.0 million and $14.5 million, respectively, and for the six months ended June 30, 2002 and 2001 we earned approximately $35.3 million and $24.1 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

     During the three months ended June 30, 2002 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $21.2 million and $14.5 million, respectively, and for the six months ended June 30, 2002 and 2001, we paid Nextel WIP $37.0 million and $24.2 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

     During 2002 the transition services that were still required from Nextel were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the three months ended June 30, 2002 and 2001, we were charged approximately $736,000 and $979,000, respectively, and during the six months ended June 30, 2002 and 2001, we were charged approximately $1.7 million and $1.6 million, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. We pay to Nextel a fee, based on Nextel’s cost, for these services. For the three months ended June 30, 2002 and 2001, we were charged approximately $375,000 and $345,000, respectively, and for the six months ended June 30, 2002 and 2001, we were charged approximately $698,000 and $623,000, respectively. Both the transition and back office information services are included in selling, general and administrative expenses.

     In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock.

Business Relationship

     In the ordinary course of business, we have engaged the services of and leased tower space from American Tower Corporation, of which Mr. Dodge, one of our directors, is a stockholder, president, chief executive officer and chairman of the board of directors. During the three and six months ended June 30, 2002 we paid American Tower Corporation $2.3 million, and $5.0 million, respectively, and for the three and six months ended June 30, 2001, we paid $4.2 million and $6.0 million, respectively, for these services and tower leases.

DLJ Merchant Banking Relationship

     Donaldson, Lukfin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 11.6% of our outstanding common stock through their affiliate, Credit Suisse First Boston, and are represented on our Board of Directors. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to the Credit Suisse and the DLJ Entities in connection with the capitalization transactions from inception through June 30, 2002 is approximately $29.9 million.

Recent Developments

     On July 24, 2002, we announced the addition of two new members to our board of directors. As a part of their board participation, these new members will also serve on our audit committee.

     On July 31, 2002, we entered into a participation agreement with GE Capital Corporation for a sale-leaseback of certain switch equipment that will result in aggregate net proceeds to us of approximately $28 million. The first closing of this transaction was held on July 31, 2002 and resulted in a payment to us of $13.8 million. We anticipate the second and final closing to be held in October 2002.

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

     We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of June 30, 2002, we had an accumulated deficit of approximately $863.6 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

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

     Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund redemption by us of, all of the outstanding shares of our Class A common stock. In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or cause and fund a redemption by us of, all of the outstanding shares of our Class A common stock. The circumstances that could trigger these rights and obligations include, without limitation, termination of our operating agreements with Nextel WIP, a change of control of Nextel or a failure by us to make certain required changes to our business.

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

     We cannot be sure that any future spectrum auctions will occur or, if so, occur on their currently announced schedules. For example, the Federal Communications Commission already has postponed on several occasions the first auction of the reallocated 700 MHz spectrum now being used by broadcast television stations, and that auction is currently scheduled for August 27, 2002. We also cannot be sure:

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

     The level of our outstanding debt greatly exceeds the level of our revenues and stockholders’ equity. As of June 30, 2002, we had approximately $1.4 billion of total long-term debt outstanding, including $375 million outstanding under our credit facility, $419.7 million of 14% senior discount notes outstanding at their accreted value, $400 million of 11% senior notes outstanding and $211.0 million of 12.5% senior discount notes outstanding at their accreted value. This indebtedness represented approximately 88% of our total book capitalization at that date. As of June 30, 2002, we also had $32.9 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

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

     As of June 30, 2002, our officers, directors and greater than 5% stockholders together controlled approximately 72.0% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

     In addition, under our amended shareholders’ agreement, Nextel WIP, Madison Dearborn Partners and Eagle River each have the right to designate a member to our eight-member board of directors. We cannot be certain that any conflicts that arise between the interests of our company and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

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

     Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of June 30, 2002, we had $32.9 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

Our stock price has been and is likely to continue to be volatile.

     The market price of our Class A common stock has been volatile in the past and is likely to continue to be volatile and could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our or Nextel’s operating results;

•	variations in our or Nextel’s operating results from the expectations of securities analysts and investors;

•	changes in expectations as to our or Nextel’s future financial performance, including financial estimates by securities analysts and investors;

•	changes in laws and regulations affecting the telecommunications industry;

•	announcements of significant claims or proceedings against us;

•	changes in market valuations of Nextel or other telecommunications companies;

•	announcements of technological innovations or new services by us, Nextel or our competitors;

•	announcements by us, Nextel or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	negative publicity regarding the telecommunications industry as a result of recent announcements regarding certain accounting issues, corporate governance matters and financial difficulties at other telecommunications companies;

•	additions or departures of key personnel;

•	future sales of our Class A common stock; and

•	volume fluctuations.

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

     Some statements and information contained in this Quarterly Report are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “estimates” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.” Such forward-looking statements include, but are not limited to, statements with respect to the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are subject to market risks arising from changes in interest rates. Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loans of our subsidiary under our credit facility. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our $375 million term loans. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.7 million.

     On January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three and six months ended June 30, 2002 we recorded a non-cash, non-operating charge of $2.0 million and $595,000, respectively, related to the market value of the interest rate swap agreements which has been reflected in interest expense, and for the three and six months ended June 30, 2001, we recorded a non-cash, non-operating income of $343,000 and a charge of $2.1 million, respectively, to interest expense.

     The following discloses the fair value of the swap agreements recorded during 2002:

(in thousands)
Fair value as of January 1, 2002	$6,968
Change in fair value — loss on interest rate change	$595

Fair value of liabilities as of June 30, 2002	$7,563

     In January 1999, we issued our 14% senior discount notes, and in March 2000 and July 2000, we issued our 11% senior notes. In addition, on December 4, 2001 we issued 12.5% senior notes in a private placement. While fluctuations in interest rates may affect the fair value of these notes, interest expense will not be affected due to the fixed interest rate of these notes.

     We do not use and do not intend to use financial instruments for trading or other speculative purposes, nor do we intend to be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which we have other financial relationships. We do not anticipate nonperformance by these counterparties.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See our Quarterly Report on Form 10-Q for the period ended March 31, 2002 for a description of pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 14, 2002, we held our 2002 annual meeting of stockholders in Bellevue, Washington. Only holders of record of our class A common stock and class B common stock on the record date of March 29, 2002 were entitled to vote at the annual meeting. Each holder of record class A common stock and class B common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting. There was no opposition to the nominees of the Board of Directors and all such nominees were elected to serve as our directors. Set forth below is information regarding the shares voted in the election of our directors.

	Votes

Name	For	Withheld

John Chapple	212,361,733	14,078,489
Steven Dodge	213,216,400	13,223,822
Timothy Donahue	212,366,318	14,073,904
Andrew Rush	213,071,128	13,369,094
Andrew Sinwell	213,071,128	13,369,094
Dennis Weibling	213,638,433	12,801,789

     Additionally, an amendment of our 1999 non qualified stock option plan to increase by 12,000,000 the number of shares of Class A common stock reserved for issuance under the plan and to extend the period during which options could be granted under the plan to January 1, 2008 was approved, and received the following votes:

Votes

For	199,533,641
Against	20,080,625
Abstain	50,639
Broker Non-Votes	6,775,317

Item 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits.

Exhibit Number	Exhibit Description

10.18(b)	Third Amended and Restated 1999 Nonqualified Stock Option Plan.
10.19(b)	Form of Restricted Stock Purchase Agreement to be executed between the Company and each of its outside directors who are issued restricted stock.

     (b)  Reports on Form 8-K:

1.	Current report on Form 8-K dated and filed May 21, 2002 with the Securities and Exchange Commission reporting changes in registrant’s certifying accountant.
2.	Current report on Form 8-K dated and filed May 28, 2002 with the Securities and

Exchange Commission reporting changes in registrant’s certifying accountant — Amendment 1.
3.	Current report on Form 8-K/A dated May 28, 2002 and filed May 29, 2002 with the Securities and Exchange Commission reporting changes in registrant’s certifying accountant — Amendment 2.
4.	Current report on Form 8-K/A dated and filed June 6, 2002 with the Securities and Exchange Commission reporting changes in registrant’s certifying accountant — Amendment 3.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC. (Registrant)

Date: August 14, 2002	By: /s/ JOHN D. THOMPSON
John D. Thompson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, John Chapple, President, Chief Executive Officer and Chairman of the Board, certify that:

1. I have read this quarterly report on Form 10-Q of Nextel Partners, Inc.;

2. To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3. To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of June 30, 2002.

Date:
August 14, 2002

/s/ John Chapple John Chapple President, Chief Executive Officer and Chairman of the Board

CERTIFICATION

Pursuant to 18 U.S.C. § 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, I, John D. Thompson, Vice President, Chief Financial Officer and Treasurer, certify that:

1. I have read this quarterly report on Form 10-Q of Nextel Partners, Inc.;

2. To my knowledge, this report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

3. To my knowledge, the information in this report fairly presents, in all material respects, the financial condition and results of operations as of June 30, 2002.

Date:
August 14, 2002

/s/ John D. Thompson John D. Thompson Vice President, Chief Financial Officer and Treasurer