Form 10-Q
period 2002-09-30
NEXTEL PARTNERS INC
filed 2002-11-14
CIK 1085707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding Title of Class Class A Common Stock Class B Common Stock	Number of Shares on November 11, 2002 167,720,258 shares 79,056,228 shares

NEXTEL PARTNERS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,413	$304,359
Short-term investments	144,288	252,926
Accounts receivable, net of allowance $10,253 and $4,068, respectively	125,320	85,129
Subscriber equipment inventory	17,561	7,115
Receivable from officer	2,200	—
Other current assets	14,147	9,540

Total current assets	394,929	659,069

PROPERTY, PLANT AND EQUIPMENT, at cost	1,174,251	968,268
Less — accumulated depreciation and amortization	(193,055)	(122,334)

Property, plant and equipment, net	981,196	845,934

OTHER NON-CURRENT ASSETS:
FCC operating licenses, net of accumulated amortization of $8,744	335,653	283,728
Debt issuance costs, net of accumulated amortization of $12,408 and $9,061, respectively, and other assets	31,414	30,790
Receivable from officer	—	2,200

Total non-current assets	367,067	316,718

TOTAL ASSETS	$1,743,192	$1,821,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$72,015	$71,009
Accrued expenses and other current liabilities	64,312	54,016
Due to Nextel	7,168	2,947

Total current liabilities	143,495	127,972

LONG-TERM OBLIGATIONS:
12.5% Senior notes due 2009	211,279	210,492
14% Senior discount notes due 2009	434,328	392,337
11% Senior notes due 2010	400,000	400,000
Credit facility — term B, C and D	375,000	325,000
Other long-term debt	11,258	—
Deferred income taxes	15,788	—
Other long-term liabilities	19,991	15,395

Total long-term obligations	1,467,644	1,343,224

Total liabilities	1,611,139	1,471,196

COMMITMENTS AND CONTINGENCIES (See Notes)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	33,930	31,021

STOCKHOLDERS’ EQUITY:
Common stock, Class A, par value $.001 per share 166,594,839, and 165,562,642 shares, respectively, issued and outstanding, and paid-in capital	868,634	865,807
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(929,521)	(697,010)
Deferred compensation	(4,302)	(12,605)

Total stockholders’ equity	98,123	319,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,743,192	$1,821,721

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Service revenues (Received from Nextel WIP $22,076, $16,425, $57,425 and $40,478, respectively.)	$174,534	$101,593	$455,616	$247,588
Equipment revenues	6,156	3,532	19,311	9,016

Total revenues	180,690	105,125	474,927	256,604

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $25,860, $18,194, $71,491 and $49,976, respectively) (Paid to Nextel WIP $21,793, $17,000, $58,746 and $41,185, respectively.)	68,714	53,250	196,493	133,287
Cost of equipment revenues	22,669	15,784	65,839	40,300
Selling, general and administrative (exclusive of stock based compensation expense shown below) (Paid to Nextel WIP $1,476, $1,126, $3,914 and $3,301, respectively.)	81,442	56,195	228,358	149,049
Stock based compensation	3,354	7,776	9,110	23,393
Depreciation and amortization	26,154	19,456	71,801	53,642

Total operating expenses	202,333	152,461	571,601	399,671

LOSS FROM OPERATIONS	(21,643)	(47,336)	(96,674)	(143,067)
Interest expense, net	(43,054)	(32,053)	(123,211)	(93,506)
Interest income	1,554	6,177	6,071	28,805

LOSS BEFORE DEFERRED INCOME TAX PROVISION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(63,143)	(73,212)	(213,814)	(207,768)
Deferred income tax provision	(1,730)	—	(15,788)	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(64,873)	(73,212)	(229,602)	(207,768)
Cumulative effect of change in accounting principle, net of $0 income tax	—	—	—	(1,787)

NET LOSS	(64,873)	(73,212)	(229,602)	(209,555)
Mandatorily redeemable preferred stock dividends	(1,009)	(896)	(2,909)	(2,581)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(65,882)	$(74,108)	$(232,511)	$(212,136)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle	$(0.27)	$(0.31)	$(0.95)	$(0.87)
Cumulative effect of change in accounting principle	—	$—	$—	$(0.01)

	$(0.27)	$(0.31)	$(0.95)	$(0.88)

Weighted average number of shares outstanding	244,672,055	242,489,359	244,425,967	242,422,005

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(dollars in thousands)
(unaudited)
For the Nine Months Ended September 30, 2002

	Class A		Class B
	Common Stock and		Common Stock and
	Paid-In Capital		Paid-In Capital
					Accumulated	Deferred
	Shares	Amount	Shares	Amount	Deficit	Compensation	Totals

BALANCE
December 31, 2001	165,562,642	$865,807	79,056,228	$163,312	$(697,010)	$(12,605)	$319,504
Series B redeemable preferred stock dividend	—	—	—	—	(2,909)	—	(2,909)
Net loss	—	—	—	—	(229,602)	—	(229,602)
Issuance of stock options and restricted stock	180,000	3,856	—	—	—	(3,856)	—
Equity issuance costs	—	(5)	—	—	—	—	(5)
Deferred compensation — options forfeited	—	(3,049)	—	—	—	3,049	—
Vesting of deferred compensation	—	—	—	—	—	9,110	9,110
Stock options exercised	356,489	621	—	—	—	—	621
Stock issued for employee stock purchase plan	495,708	1,404	—	—	—	—	1,404

BALANCE
September 30, 2002	166,594,839	$868,634	79,056,228	$163,312	$(929,521)	$(4,302)	$98,123

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,602)	$(209,555)
Adjustments to reconcile net loss to net cash used in operating activities
Cumulative effect of change in accounting principle	—	1,787
Deferred income tax provision	15,788	—
Depreciation and amortization	71,801	53,642
Amortization of debt issuance costs	3,347	2,721
Interest accretion for senior discount notes	41,042	32,363
Bond discount amortization	787	—
Fair value adjustments of derivative instruments	2,757	5,956
Stock based compensation	9,110	23,393
Amortization of gain on deferred sale-leaseback	(353)	(492)
Changes in current assets and liabilities:
Accounts receivable, net	(40,191)	(39,606)
Subscriber equipment inventory	(10,446)	(792)
Other current and long-term assets	(6,744)	5,762
Accounts payable, accrued expenses and other liabilities	22,624	(3,498)
Operating advances due to/(from) Nextel WIP	4,221	458

Net cash used in operating activities	(115,859)	(127,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(208,760)	(324,806)
Change in capital expenditure-related accruals	(11,279)	8,206
FCC licenses	(51,884)	(36,722)
Proceeds from sale and maturity of short-term investments	108,638	202,064

Net cash used in investing activities	(163,285)	(151,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50,000	—
Stock options exercised	621	531
Proceeds from stock issued for employee stock purchase plan	1,404	1,209
Proceeds from equity contributions	—	7,411
Proceeds from sale lease-back transaction	16,017	7,689
Equity costs	(5)	—
Debt issuance costs	(1,839)	(600)

Net cash provided by financing activities	66,198	16,240

NET DECREASE IN CASH AND CASH EQUIVALENTS	(212,946)	(262,879)
CASH AND CASH EQUIVALENTS, beginning of period	304,359	493,552

CASH AND CASH EQUIVALENTS, end of period	$91,413	$230,673

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for taxes	$—	$—

Capitalized interest on accretion of senior discount notes	$949	$4,314

Accretion of redeemable preferred stock dividends	$2,909	$2,581

Capital lease acquisition	$12,976	$—

CASH PAID FOR INTEREST, net of capitalized amount	$77,288	$63,555

The accompanying notes are an integral part of these consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

1. BASIS OF PRESENTATION

     Our interim consolidated financial statements for the three-month and nine-month periods ended September 30, 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

     The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

     Our digital network developed by Motorola, Inc. (“Motorola”) employs an advanced digital technology through a multi-site configuration which allows for frequency reuse. We refer to such technology as the “integrated Digital Enhanced Network,” or “iDEN.” Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), a wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”) (see Note 8), provide for support services to be furnished to us by Nextel WIP, as required.

3. SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risk

     We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentration of credit risk.

     We are a party to certain equipment purchase agreements with Motorola (see Note 8). For the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to operate and expand our digital mobile network as well as for the provision of digital mobile telephone handsets and accessories.

     As previously discussed, we are reliant on Nextel WIP for the provision of certain services. For the foreseeable future, we will need to rely on Nextel WIP for the provision of these services, as we will not have the infrastructure necessary to support those services.

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

Net Loss per Share

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding during the period excludes unvested restricted stock. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. We have not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. At September 30, 2002 and 2001, approximately 710,000 and 1.9 million shares of unvested restricted stock, respectively, and 16.7 million and 8.2 million of unexercised stock options, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

     The following schedule is our earnings per share calculation:

	Three months ended		Nine months ended
	September 30,		September 30,

	(dollars in thousands)
	2002	2001	2002	2001

Loss attributable to common stockholders (numerator for basic and diluted)	$(65,882)	$(74,108)	$(232,511)	$(212,136)

Gross weighted average common shares outstanding (denominator for basic and diluted)	245,362,096	244,396,300	245,019,693	244,328,946
Less: Weighted average common shares subject to repurchase	690,041	1,906,941	593,726	1,906,941

Shares used in computation	244,672,055	242,489,359	244,425,967	242,422,005

Basic and diluted net loss per share	$(0.27)	$(0.31)	$(0.95)	$(0.88)

Sale-Leaseback Transactions

     We periodically enter into transactions whereby we transfer specified telecommunication towers and related assets to third parties, and subsequently lease space from these parties. For the three months ended September 30, 2002 and 2001 we received cash proceeds of approximately $400,000 and $2.3 million, respectively, and for the nine months ended September 30, 2002 and 2001 we received cash proceeds of approximately $2.2 million and $7.7 million, respectively, for the assets sold to such companies. These sale-leaseback transactions are accounted for as normal sale-leasebacks in accordance with SFAS No. 13 “Accounting for Leases” and SFAS No. 28 “Accounting for Sales with Leasebacks (an Amendment of SFAS No. 13).” Any gain recognized on the sale of assets is deferred and amortized in cost of service revenues over the life of the lease. For the three months ended September 30, 2002 and 2001, we amortized approximately $155,000 and $194,000, respectively, and for the nine months ended September 30, 2002 and 2001, we amortized approximately $353,000 and $492,000, respectively, related to the net gain on sales of these assets.

FCC Licenses and Adoption of SFAS 142

     On January 1, 2002 we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an asset impairment analysis on our FCC licenses in accordance with SFAS No. 142 and determined no impairment related to our FCC licenses.

     In connection with the adoption of SFAS No. 142, we recorded a non-cash income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carryforward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carryforward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 and continue to increase the valuation allowance as the deferred tax liabilities increase. During the three months ended September 30, 2002, we recorded an additional $1.7 million income tax provision to increase the valuation allowance.

     The following table presents the adjusted financial results for the three and nine months ended September 30, 2001 had SFAS No. 142 been effective January 1, 2001 and, accordingly, had our FCC licenses not been amortized:

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Loss before cumulative effect of change in accounting principle (in thousands)
as reported	$(74,108)	$(210,349)
FCC license amortization	1,261	3,660

adjusted	$(72,847)	$(206,689)

Loss per share attributable to common stockholders before cumulative effect of change in accounting principle
as reported	$(0.31)	$(0.87)

adjusted	$(0.30)	$(0.85)

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

Interest Rate Risk Management

     We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially mitigate interest rate exposure with respect to our $325 million term B and C loans. This interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed obligations. Prior to the adoption of SFAS 133, amounts paid or received under the interest rate swap agreements were accrued as interest rates changed and were recognized over the life of the swap agreements as an adjustment to interest expense. As of December 31, 2000, the fair value of the swap agreements were not recognized in the consolidated financial statements since the swap agreements met the criteria for hedge accounting prior to adoption of SFAS 133.

     On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, our interest rate swap agreements have been designated as ineffective cash flow hedges, and as such, are included in other long-term liabilities on the balance sheet. For the three months ended September 30, 2002 and 2001, we recorded a charge of $2.2 million and $3.9 million, respectively, related to the change in fair value of the interest rate swap agreements which has been reflected in interest expense, and for the nine months ended September 30, 2002 and 2001, we recorded a charge of $2.8 million and $7.7 million, respectively, to interest expense.

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

Revenue Recognition

     Revenue, net of customer discounts and adjustments, is recognized for airtime and other services over the period earned. In conjunction with our implementation of Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique “push to talk” feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed. Subsequent to the initial deferral, the amortization of deferred revenue is equal to the amortization of the deferred costs, resulting in no change to loss from operations or net loss. For the three and nine months ended September 30, 2002, we recognized $134,000 and $579,000, respectively, and $285,000 and $855,000 for the three and nine months ended September 30, 2001, respectively, of equipment revenues and phone costs that were initially deferred on January 1, 2000.

Reclassifications

     Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

     In September 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No.146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No.146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 146.

4. CAPITAL LEASE

     On July 31, 2002, we entered into a participation agreement with GE Capital Corporation for a sale-leaseback of certain switch equipment. The closing of this transaction resulted in proceeds to us of $13.8 million. The gain recognized on this transaction has been deferred and will be recognized over the life of the lease in accordance with SFAS No. 13, “Accounting for Leases,” and related interpretations. Our lease for the equipment qualifies as a capital lease. The following was recorded as a capital lease at September 30, 2002:

(in thousands)
Equipment	$12,976
Accumulated amortization	(295)

Equipment	$12,681

The following is a schedule of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of September 30, 2002:

Twelve Months Ending September 30,:

(in thousands)
2003	$2,471
2004	2,471
2005	2,471
2006	2,471
2007	2,471
Thereafter	5,557

Total minimum lease payments	$17,912
Interest(1)	(5,310)

Present value of minimum lease payments	$12,602

(1)	Interest calculated based on the implicit rate in the lease agreement.

5. PROPERTY, PLANT AND EQUIPMENT

	September 30,	December 31,
	2002	2001

	(in thousands)
Building and improvements	$6,815	$3,983
Equipment	992,261	807,730
Furniture and fixtures	45,448	34,571
Construction in progress	129,727	121,984

Total property and equipment	$1,174,251	$968,268

6. LONG-TERM DEBT

	September 30,	December 31,
	2002	2001

	(in thousands)
12.5% Senior Notes due 2009, net of $13.7 million and $14.5 million discount at September 30, 2002 and December 31, 2001, respectively interest payable semiannually in cash and in arrears	$211,279	$210,492
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $85.7 million at September 30, 2002 and $127.7 million at December 31, 2001	434,328	392,337
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	400,000	400,000
Bank Credit Facility — Term B Loan, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”), maturing January 29, 2008	175,000	175,000
Bank Credit Facility — Term C and Term D Loans, interest at Company’s option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR, maturing July 29, 2008	200,000	150,000
Capital Lease Obligation	11,258	—

Total long-term debt	$1,431,865	$1,327,829

     Our Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of September 30, 2002, we were in compliance with all of our required covenants.

     Our Term Loans contain financial covenants requiring us to maintain over specified periods (i) certain defined ratios of senior debt and total debt to annualized EBITDA, and EBITDA as defined in the Bank Credit Agreement,

(ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum subscriber units and covered population equivalents. As of September 30, 2002, we were in compliance with all of our required covenants.

7. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

     On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and names as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer, Goldman Sachs & Co., Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a registration statement and prospectus that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks recissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers, and we intend to defend the action vigorously and will pursue all appropriate remedies available to us and our officers. During the third quarter 2002, our Chief Executive Officer and Chief Financial Officer were dismissed as defendants.

     We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these pending claims or legal actions will have a material effect on our financial position or results of operations.

8. RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

     Pursuant to the equipment purchase agreements between us and Motorola, who currently holds approximately 5.3% of our outstanding common stock, Motorola provided the iDEN infrastructure and subscriber handset equipment to us throughout our markets (such equipment purchase agreements are referred to herein as the “Equipment Purchase Agreements”). We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to operate and expand our portion of the Nextel digital mobile network for the foreseeable future. The Equipment Purchase Agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

     For the three months ended September 30, 2002 and 2001, we purchased approximately $53.3 million and $50.9 million, respectively, and $138.4 million and $145.3 million for the nine months ended September 30, 2002 and 2001, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreements

     We, OPCO and Nextel WIP, who currently holds approximately 32.2% of our outstanding common stock and with whom two of our directors are affiliated, entered into a joint venture agreement (the “Joint Venture Agreement”) dated January 29, 1999. The Joint Venture Agreement defines the relationships, rights and obligations between the parties. We are all also parties to a roaming agreement that provides that each party pays the other party monthly roaming fees in an amount based on the actual system minutes generated by the respective subscribers of each home service provider operating as authorized roamers in the remote service provider’s territory. For the three months ended September 30, 2002 and 2001, we earned approximately $22.1 million and $16.4 million, respectively, and for the nine months ended September 30, 2002 and 2001, we earned approximately $57.4 million and $40.5 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

     During the three months ended September 30, 2002 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $21.8 million and $17.0 million, respectively, and for the nine months ended September 30, 2002 and 2001, we paid Nextel WIP $58.7 million and $41.2 million, respectively, for services rendered to us by Nextel WIP, including specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

     During 2002 Nextel has continued to provide certain services to us for which we pay a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the three months ended September 30, 2002 and 2001, we were charged approximately $1.1 million and $706,000, respectively, and during the nine months ended September 30, 2002 and 2001, we were charged approximately $2.8 million and $2.3 million, respectively, for these services. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended September 30, 2002 and 2001, we were charged approximately $420,000 in both periods, and for the nine months ended September 30, 2002 and 2001, we were charged approximately $1.1 million and $1.0 million, respectively, for these services. The costs for all of these services are included in our selling, general and administrative expenses.

Business Relationship

     In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder, president, chief executive officer and chairman of the board of directors is one of our directors. For the three and nine months ended September 30, 2002, we paid this company $2.6 million and $7.6 million, respectively, and $4.2 million and $10.2 million for the three and nine months ended September 30, 2001, respectively, for these services and tower leases.

Related Party Ownership

     The following chart reflects ownership by major related-party stockholders as of September 30, 2002.

Major Stockholder	Class of Stock	Voting %	Equity %

Nextel WIP	Common-Class B	32.18%	30.13%
DLJ Merchant Banking Partners II, LP and affiliates (“DLJ Merchant Banking”)	Common-Class A	11.62%	10.87%
Madison Dearborn Capital Partners II, LP	Common-Class A	11.08%	10.37%
Eagle River Investments, LLC	Common-Class A	7.94%	7.43%
Motorola, Inc.	Common-Class A	5.32%	4.98%

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

Overview

     We provide digital wireless communications services in mid-sized and tertiary markets throughout the United States. We hold licenses for wireless frequencies in 58 markets where over 51 million people, or Pops, live and work. We have the right to operate in 15 of the top 100 metropolitan statistical areas in the United States ranked by population and 55 of the top 200 metropolitan statistical areas. As of September 30, 2002, we had commercial operations in markets with total Pops of approximately 51 million and the ability to offer service to, or cover, approximately 36 million Pops. These operational markets are in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, North Dakota, Pennsylvania, South Dakota, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

     As of September 30, 2002, we had approximately 784,700 digital subscribers. Our subscriber base grew 81% compared to September 30, 2001, when we had an ending subscriber count of approximately 434,200.

     The Nextel Wireless Web data service we offer provides wireless Internet services, including web-based applications and content to customers with Internet-ready phones. As of September 30, 2002, we had approximately 189,000 data subscribers. Average revenue per unit, or ARPU, is an industry term that measures total service revenues per month from our subscribers divided by the average number of digital subscriber units in commercial service for that month. Revenue from data subscribers represents less than $1.00 of our total ARPU and we do not anticipate that revenue from data subscribers will have a significant effect on ARPU in the foreseeable future.

Selected Consolidated Financial Data

     We have summarized below our historical consolidated financial data as of and for the three and nine months ended September 30, 2002 and 2001. The historical operating data presented below for the same periods are derived from our records.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues	$174,534	$101,593	$455,616	$247,588
Equipment revenues	6,156	3,532	19,311	9,016

Total revenues	180,690	105,125	474,927	256,604

Operating expenses:
Cost of service revenues	68,714	53,250	196,493	133,287
Cost of equipment revenues	22,669	15,784	65,839	40,300
Selling, general and administrative	81,442	56,195	228,358	149,049
Stock-based compensation	3,354	7,776	9,110	23,393
Depreciation and amortization	26,154	19,456	71,801	53,642

Total operating expenses	202,333	152,461	571,601	399,671

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(dollars in thousands, except per share amounts)
Operating loss	(21,643)	(47,336)	(96,674)	(143,067)
Other income (expense):
Interest expense, net	(43,054)	(32,053)	(123,211)	(93,506)
Interest income	1,554	6,177	6,071	28,805

Total other income (expense)	(41,500)	(25,876)	(117,140)	(64,701)

Loss before deferred income tax provision and cumulative effect of change in accounting principle	(63,143)	(73,212)	(213,814)	(207,768)
Deferred income tax provision	(1,730)	—	(15,788)	—

Loss before cumulative effect of change in accounting principle	(64,873)	(73,212)	(229,602)	(207,768)
Cumulative effect of change in accounting principle	—	—	—	(1,787)

Net loss	(64,873)	(73,212)	(229,602)	(209,555)
Mandatorily redeemable preferred stock dividends	(1,009)	(896)	(2,909)	(2,581)

Loss attributable to common stockholders	$(65,882)	$(74,108)	$(232,511)	$(212,136)

Loss per share attributable to common stockholders, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.27)	$(0.31)	$(0.95)	$(0.87)
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net loss per share attributable to common stockholders	$(0.27)	$(0.31)	$(0.95)	$(0.88)

	September 30,	December 31,
	2002	2001

	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments(1)	$235,701	$557,285
Property, plant and equipment, net	981,196	845,934
FCC operating licenses, net	335,653	283,728
Total assets	1,743,192	1,821,721
Current liabilities	143,495	127,972
Long-term debt	1,431,865	1,327,829
Series B redeemable preferred stock	33,930	31,021
Total stockholders’ equity	98,123	319,504
Total liabilities and stockholders’ equity	$1,743,192	$1,821,721
Other Data:
Covered Pops (end of period) (millions)	36	29
Subscribers (end of period)	784,700	515,900

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Other Data:
Capital expenditures(3)	$203,393	$313,988
Adjusted EBITDA(2)	$(15,763)	$(66,032)
Cash flows from operating activities	$(115,859)	$(127,861)
Cash flows from investing activities	$(163,285)	$(151,258)

	Nine Months Ended
	September 30,

	2002	2001

	(in thousands)
Cash flows from financing activities	$66,198	$16,240

(1)	Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

(2)	Adjusted EBITDA represents net loss before interest expense, interest income, depreciation, amortization, and stock-based compensation expense. Adjusted EBITDA is not a measurement under accounting principles generally accepted in the United States and may not be similar to EBITDA measures reported by other companies.

(3)	Capital expenditures exclude capitalized interest but include accrued or financed capital. Capital expenditures includes purchases of network equipment, such as switching and radio transmission equipment. Capital expenditures also include purchases of other equipment used for administrative purposes, such as office equipment, computers and telephone systems. These amounts exclude $2.6 million and $7.7 million of capitalized interest for the nine months ended September 30, 2002 and 2001, respectively, and are offset by net proceeds from the transfer of telecommunication towers and related assets of $2.2 million and $7.7 million for the nine months ended September 30, 2002 and 2001, respectively (see Note 3 of the Notes to the Financial Statements).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

     Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 72% to $174.5 million for the three months ended September 30, 2002 as compared to $101.6 million recognized during the three months ended September 30, 2001. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel digital mobile network. Roaming revenues for the three months ended September 30, 2002 accounted for approximately 12.6% of our service revenues, as compared to 16.2% for the same period in 2001. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to continue to decline due to the anticipated revenue growth that we expect from our increasing customer base.

     In addition, although we anticipate continued growth in our service revenues during 2002, we have launched all of our markets, other than Burlington, Vermont, and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past.

     The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the three months ended September 30, 2002 and 2001. For a discussion of this accounting policy, please see “Critical Accounting Policies — Revenue Recognition.”

	For the Three Months Ended

	September 30, 2002	September 30, 2001

	(in thousands)
Revenues:
Service revenues billed or accrued	$175,006	$102,280
Activation fees deferred	(1,235)	(983)
Previously deferred activation fees recognized	763	296

Total service revenues reported	$174,534	$101,593

Equipment revenues billed	$7,989	$5,560

	For the Three Months Ended

	September 30, 2002	September 30, 2001

	(in thousands)
Equipment revenues deferred	(6,915)	(4,951)
Previously deferred equipment revenues recognized	5,082	2,923

Total equipment revenues reported	$6,156	$3,532

Operating expenses:
Cost of equipment revenues	$24,974	$18,499
Cost of equipment revenues deferred	(8,150)	(5,934)
Previously deferred cost of equipment revenues recognized	5,845	3,219

Total cost of equipment revenues reported	$22,669	$15,784

     Equipment revenues reported for the three months ended September 30, 2002 were $6.2 million as compared to $3.5 million reported for the same period in 2001, representing an increase of $2.7 million, or 77%, due to an increase in our subscriber base. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

     Total revenues increased 72% to $180.7 million for the three months ended September 30, 2002 as compared to $105.1 million generated in the same period in 2001. This growth in revenues was due to launching new markets during 2001 along with increased revenues from existing markets of approximately $21.9 million for the three months ended September 30, 2002, an increase of 106% over the same period in 2001.

     For the three months ended September 30, 2002, our ARPU was $69, which declined $3 compared to the three months ended September 30, 2001. We attribute the decrease in ARPU to the maturity of our markets and an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and additional usage of features such as voice mail, short message services and, to a lesser extent, Nextel Wireless Web services and Nextel Worldwide roaming products. While we expect to continue to achieve ARPU levels above the industry average, we anticipate our ARPU to be approximately $68 for the fourth quarter of 2002. The following table sets forth our revenues and ARPU:

Revenues
(dollars in thousands, except for ARPU)

	For the Three		For the Three
	Months Ended	% of	Months Ended	% of
	September 30,	Consolidated	September 30,	Consolidated
	2002	Revenues	2001	Revenues

Service and roaming revenues	$174,534	97%	$101,593	97%
Equipment revenues	6,156	3%	3,532	3%

Total revenues	$180,690	100%	$105,125	100%

ARPU(1)	$69		$72

(1)	ARPU was not adjusted for the deferral of activation fees and phone revenues and does not include roaming revenues generated by Nextel customers that use our portion of the Nextel digital mobile network.

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

     For the three months ended September 30, 2002, our cost of service revenues was $68.7 million as compared to $53.3 million for the same period in 2001, representing an increase of 29%. The increase in costs was primarily the result of bringing on-air approximately 651 additional cell sites since September 30, 2001, as well as an increase in airtime usage. Increased airtime usage resulted from the growth in the number of customers from 2001 along with the increased minutes of use per customer. We saw a significant increase in minutes of use per average subscriber, which was 614 average monthly minutes per subscriber for the third quarter 2002. This is an increase of approximately 9% as compared to 564 average monthly minutes of use per subscriber in the third quarter 2001. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows.

Cost of Equipment Revenues

     Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues for the three months ended September 30, 2002 was $22.7 million as compared to $15.8 million for the same period in 2001. The increase in costs was related mostly to the growth in number of subscribers. Due to the unique “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $16.5 million for the three months ended September 30, 2002, as compared to a loss of $12.3 million for the same period in 2001. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended September 30, 2002, selling, general and administrative expenses were $81.4 million as compared to $56.2 million for the same period in 2001, representing an increase of 45%.

     Sales and marketing expenses increased as a result of:

•	increased sales and marketing activities to grow our customer base;

•	our hiring of additional sales and marketing employees to accommodate the growth in new and existing markets; and

•	higher expenses related to a greater proportion of sales received from indirect distribution channels.

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

     As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase in the foreseeable future. However, we expect our acquisition costs per new customer to decrease as we continue to increase the amount of sales from our lower cost distribution channels, decrease equipment subsidies and work on increasing the productivity of our direct sales representatives.

Stock-Based Compensation Expense

     For the three months ended September 30, 2002 and 2001, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of $3.4 million and $7.8 million, respectively. This is a non-cash expense. We expect stock-based compensation expense to decrease as the options continue to vest.

Depreciation and Amortization Expense

     For the three months ended September 30, 2002, our depreciation and amortization expense was $26.2 million as compared to $19.5 million for the same period in 2001, representing an increase of 34%. The $6.7 million increase related primarily to depreciating the wireless network assets for the 651 additional cell sites placed in service since September 30, 2001, along with furniture and equipment purchased to set up new offices. We expect depreciation to continue to increase due to the additional cell sites we plan to place in service. Additionally, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have determined that our FCC licenses have an indefinite life, and, as such, have discontinued amortization on our FCC licenses as of January 1, 2002.

Interest Expense and Interest Income

     Interest expense, net of capitalized interest, increased from $32.1 million for the three months ended September 30, 2001 to $43.1 million for the three months ended September 30, 2002, representing an increase of 34%. The increase was due to interest on the 12.5% senior notes for $225 million that we issued in December 2001 as well as the additional $50 million term loan we closed in February 2002. Additionally, for the three months ended September 30, 2002, approximately $2.2 million of interest expense related to a charge to adjust the fair market value of our interest rate swaps.

     For the three months ended September 30, 2002, interest income was $1.6 million, as compared to $6.2 million for the same period in 2001, representing a decrease of 74%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance as a result of expenditures related to the network build-out.

Net Loss

     For the three months ended September 30, 2002, we had a loss attributable to common stockholders of approximately $65.9 million as compared to a loss of $74.1 million for the same period in 2001, representing a decrease of 11%. The $65.9 million loss includes a non-cash, non-operating charge of $1.8 million included as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS 142. Expenses increased in all categories as we launched new markets, added more subscribers to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the existing and newly launched markets.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

     Service revenues increased 84% to $455.6 million for the nine months ended September 30, 2002 as compared to $247.6 million recognized during the nine months ended September 30, 2001. Roaming revenues for the nine months ended September 30, 2002 accounted for approximately 12.5% of our service revenues, as compared to 16.2% for the same period in 2001.

     The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the nine months ended September, 2002 and 2001.

	For the Nine Months Ended

	September 30, 2002	September 30, 2001

	(in thousands)
Revenues:
Service revenues billed or accrued	$458,006	$249,108
Activation fees deferred	(4,304)	(2,211)
Previously deferred activation fees recognized	1,914	691

Total service revenues reported	$455,616	$247,588

Equipment revenues billed	$27,356	$15,878
Equipment revenues deferred	(21,615)	(14,406)
Previously deferred equipment revenues recognized	13,570	7,544

Total equipment revenues reported	$19,311	$9,016

Operating expenses:

	For the Nine Months Ended

	September 30, 2002	September 30, 2001

	(in thousands)
Cost of equipment revenues	$76,274	$48,682
Cost of equipment revenues deferred	(25,919)	(16,617)
Previously deferred cost of equipment revenues recognized	15,484	8,235

Total cost of equipment revenues reported	$65,839	$40,300

     Equipment revenues reported for the nine months ended September 30, 2002 were $19.3 million as compared to $9.0 million reported for the same period in 2001, representing an increase of $10.3 million, or 114%, due to an increase in our subscriber base.

     Total revenues increased 85% to $474.9 million for the nine months ended September 30, 2002 as compared to $256.6 million generated in the same period in 2001. This growth in revenues was due to launching new markets during 2001 along with increased revenues from existing markets of approximately $150.2 million for the nine months ended September 30, 2002, an increase of 81% over the same period in 2001.

     For the nine months ended September 30, 2002 our ARPU was $69, which is a $3 decline compared to the nine months ended September 30, 2001. We attribute the decrease in ARPU to the maturity of our markets and an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and additional usage of features such as voice mail, short message services and, to a lesser extent, Nextel Wireless Web services and Nextel Worldwide roaming products. The following table sets forth our revenues and ARPU:

Revenues
(dollars in thousands, except for ARPU)

	For the Nine		For the Nine
	Months Ended	% of	Months Ended	% of
	September 30,	Consolidated	September 30,	Consolidated
	2002	Revenues	2001	Revenues

Service and roaming revenues	$455,616	96%	$247,588	96%
Equipment revenues	19,311	4%	9,016	4%

Total revenues	$474,927	100%	$256,604	100%

ARPU(1)	$69		$72

(1)	ARPU was not adjusted for the deferral of activation fees and phone revenues and does not include roaming revenues generated by Nextel customers that use our portion of the Nextel digital mobile network.

Cost of Service Revenues

     For the nine months ended September 30, 2002, our cost of service revenues was $196.5 million as compared to $133.3 million for the same period in 2001, representing an increase of 47%. The increase in costs was primarily the result of bringing on-air approximately 651 additional cell sites since September 30, 2001, as well as an increase in airtime usage from 540 average monthly minutes of use per subscriber for the nine months ended September 30, 2001 to 590 average monthly minutes of use per subscriber for the nine months ended September 30, 2002. Increased airtime usage resulted from the 81% growth in the number of customers from 2001 along with the 9% increase in minutes of use per average subscriber per month.

Cost of Equipment Revenues

     Our cost of equipment revenues for the nine months ended September 30, 2002 was $65.8 million as compared to $40.3 million for the same period in 2001. The increase in costs was related mostly to the growth in number of subscribers. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with lower priced competitor handsets. As a result, the difference between equipment revenues and cost of equipment revenues was a loss of $46.5 million for the nine months ended September 30, 2002, as compared to a loss of $31.3 million for the same period in 2001. We expect to continue to employ these discounts and promotions in an effort to grow our number of subscribers.

Selling, General and Administrative Expenses

     For the nine months ended September 30, 2002, selling, general and administrative expenses were $228.4 million as compared to $149.0 million for 2001, representing an increase of 53%. The increase was due to an increase in sales and marketing activities to grow our customer base, hiring of additional sales and marketing and functional department employees to accommodate the growth in new and existing markets and to maintain our support systems, increasing staffing and operating our customer care facilities, and conversion to a new billing system.

Stock-Based Compensation Expense

     For the nine months ended September 30, 2002 and 2001, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of $9.1 million and $23.4 million, respectively.

Depreciation and Amortization Expense

     For the nine months ended September 30, 2002, our depreciation and amortization expense was $71.8 million as compared to $53.6 million for the same period in 2001, representing an increase of 34%. The $18.2 million increase related primarily to depreciating the wireless network assets for the 651 additional cell sites placed in service since September 30, 2001, along with furniture and equipment purchased to set up new offices. Additionally, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we have determined that our FCC licenses have an indefinite life, and, as such, have discontinued amortization on our FCC licenses as of January 1, 2002.

Interest Expense and Interest Income

     Interest expense, net of capitalized interest, increased from $93.5 million for the nine months ended September 30, 2001 to $123.2 million for the nine months ended September 30, 2002, representing an increase of 32%. The increase was due to interest on the 12.5% senior notes for $225 million that we issued in December 2001 as well as the additional $50 million term loan we closed in February 2002. Additionally, for the nine months ended September 30, 2002, approximately $2.8 million of our interest expense related to the non-cash charge for the fair market value adjustments of our interest rate swaps.

     For the nine months ended September 30, 2002, interest income was $6.0 million, as compared to $28.8 million for the same period in 2001, representing a decrease of 79%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance as a result of expenditures related to the network build-out.

Net Loss

     For the nine months ended September 30, 2002, we had a loss attributable to common stockholders of approximately $232.5 million as compared to a loss of $212.1 million for 2001, representing an increase of 10%. The $232.5 million loss includes a non-cash charge of $15.8 million as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS 142. The $212.1 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133. Expenses increased in all categories as we launched new markets during the remainder of 2001, added more subscribers to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the existing and newly launched markets.

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

     For the nine months ended September 30, 2002, we used $115.9 million in cash for operating activities, as compared to $127.9 million for the same period in 2001. The decrease in use of funds was due to an increase in service revenues from customers, offset by an increased use of funds for operating activities relating to hiring employees; setting up functional departments and offices; network operating costs for additional sites placed in service; increased marketing and sales activities; the purchase of an inventory of telephones and accessories; and an increase in receivables due to the growth of our customer base.

     Net cash used in investing activities during the nine months ended September 30, 2002 was $163.3 million, an increase of $12.0 million as compared to the same period in 2001. The increase in cash used in investing activities for 2002 was due primarily to a decrease in proceeds from the sale and maturity of short-term investments, as well as an increase in expenditures related to FCC licenses. During the first nine months of 2002, we invested $208.8 million in capital expenditures, excluding $908,000 of non-cash capitalized interest, spent primarily to build out the Nextel digital mobile network in Vermont and expand coverage on the Nextel digital mobile network in our existing markets. In addition, we completed construction of our switch in Iowa and continued work on our switch in Florida, which became operational at the end of October 2002. The additional switch in Florida is expected to result in an expense savings by reducing our switch-sharing costs. We also invested $51.9 million, excluding $42,000 of non-cash capitalized interest, in FCC licenses during the nine months ended September 30, 2002. We anticipate our total capital spending in 2002 will be approximately $275 million.

     As of September 30, 2002, our cash and cash equivalents and short-term investments balance was approximately $235.7 million compared to $557.3 million as of December 31, 2001. In addition, we have access to an undrawn line of credit of $100 million. While we believe we have sufficient funds to continue the build-out of our portion of the Nextel digital mobile network to cover approximately 36 million Pops using the current 800 MHz iDEN system, acquire additional frequencies, install additional switches, and provide us with the working capital necessary to cover our debt service requirements and operating losses through 2003 (after which time we anticipate achieving positive free cash flow for the full fiscal year), we cannot assure you that additional funding will not be necessary. Additionally, to the extent we decide to expand our digital mobile network or implement a “3G” technology, we would require additional financing to fund these projects. In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy, generally, and in the wireless communications industry, specifically, as well as market conditions and other factors that may be beyond our control.

     The following table provides details regarding our contractual cash obligations subsequent to September 30, 2002:

Payments due by Period
Twelve months ended September 30,
(in thousands)

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

Long-term Debt	$1,532,976	$2,199	$5,075	$5,338	$5,489	$39,779	$1,475,096
Redeemable Preferred Stock	$82,107	$—	$—	$—	$—	$—	$82,107
Operating Leases	$269,082	$64,168	$61,492	$51,592	$32,901	$16,381	$42,548

Total Contractual Obligations	$1,884,165	$66,367	$66,567	$56,930	$38,390	$56,160	$1,599,751

Sources of Funding

     To date, third-party financing activities have provided all of our funding. As of September 30, 2002 these financings totaled approximately $2.1 billion and included:

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

     Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000, January 25, 2001 and January 21, 2002. On February 5, 2002, we closed the transaction to amend our existing $150 million credit facility to provide for an additional $50 million term D loan. Currently, the credit facility, as amended, includes a $175 million term B loan, a $150 million term C loan, a $50 million term D loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $475 million. The $175 million term B loan matures on January 29, 2008, and the $150 million term C and $50 million term D loans mature on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of September 30, 2002, $375 million of term loans were outstanding and no amounts were outstanding under the $100 million revolving credit facility.

     The term B, C and D loans all bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The applicable margin for the term B loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the term C and D loans is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as defined by the Bank Credit Agreement, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of September 30, 2002, the interest rates on the $175 million term B loan, the $150 term C loan and the $50 million term D loan were 6.51%, 6.03% and 6.05%, respectively.

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

     These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increase. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. We now have five switches in operation with the switch in Iowa placed in operation during the first quarter of 2002 and another switch in Florida becoming operational at the end of October 2002.

     Additionally, during first quarter of 2002 we opened our second customer support facility in Panama City Beach, Florida. We occupied this facility in January and began answering customer calls from the facility in February.

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

Revenue Recognition

     We recognize revenue for airtime and other services over the service period, net of credits and adjustments for service discounts. These discounts typically relate to promotional service campaigns in which the customer will receive a monthly discount on their service plan for a limited period depending on the features of the rate plan. Additionally, for situations where customers may have a billing dispute, coverage dispute or service issue we may grant a one-time credit or adjustment to the customer’s bill. We also recognize revenues for sale of accessory equipment when title passes, which is upon shipping the accessory to the customer.

     In conjunction with the implementation of SAB 101, our activation fees and phone revenues are deferred and recognized over three years, the expected life of the customer relationship. The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenue is a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique “push to talk” feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred to the extent of deferred revenues, resulting in no change to loss from operations or net loss. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed immediately as the amounts exceed our minimum contractual revenue.

Capitalization and Depreciation of Fixed Assets

     We are inherently capital intensive due to the build out of the digital network. Thus, we record our system (digital network) and non-system fixed assets, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on estimated useful lives of up to 31 years for cell site shelters, three to ten years for digital mobile network equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

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

FCC Licenses

     On January 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, at least annually, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses. We performed an asset impairment analysis on our FCC licenses in accordance with SFAS No. 142 and determined there was no impairment related to our FCC licenses.

     In connection with the adoption of SFAS No. 142, we recorded a non-cash income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carryforward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carryforward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 and continue to increase the valuation allowance as the deferred tax liabilities increase. As of September 30, 2002, the balance of the valuation allowance was $15.8 million.

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

Impairment of Long-Lived Assets

     Our long-lived assets consist principally of property, plant and equipment and FCC licenses. It is our policy to assess impairment of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This includes determining if certain factors have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue. Thus far, we believe none of these factors has occurred.

Recently Issued Accounting Pronouncements

     In September 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No.94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 146.

Related Party Transactions

Motorola Purchase Agreements

     Pursuant to the equipment purchase agreements between us and Motorola, who currently holds approximately 5.3% of our outstanding common stock, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel digital mobile network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

     For the three months ended September 30, 2002 and 2001, we purchased approximately $53.3 million and$50.9 million, respectively, and $138.4 million and $145.3 million for the nine months ended September 30, 2002 and 2001, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

     We, our operating subsidiary and Nextel WIP, who currently holds approximately 32.2% of our outstanding common stock and with whom two of our directors are affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel digital mobile network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended September 30, 2002 and 2001 we earned approximately $22.1 million and $16.4 million, respectively, and for the nine months ended September 30, 2002 and 2001 we earned approximately $57.4 million and $40.5 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

     During the three months ended September 30, 2002 and 2001, recorded as part of cost of service revenues, we paid Nextel WIP $21.8 million and $17.0 million, respectively, and for the nine months ended September 30, 2002 and 2001, we paid Nextel WIP $58.7 million and $41.2 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

     During 2002 Nextel has continued to provide certain services to us for which we pay a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the three months ended September 30, 2002 and 2001, we were charged approximately $1.1 million and $706,000, respectively, and during the nine months ended September 30, 2002 and 2001, we were charged approximately $2.8 million and $2.3 million, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For each of the three-month periods ended September 30, 2002 and 2001, we were charged approximately $420,000, and for the nine months ended September 30, 2002 and 2001, we were charged approximately $1.1 million and $1.0 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

     In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock.

Business Relationship

     In the ordinary course of business, we have engaged the services of and leased tower space from American Tower Corporation, of which Mr. Dodge, one of our directors, is a stockholder, president, chief executive officer and chairman of the board of directors. During the three and nine months ended September 30, 2002 we paid American Tower Corporation $2.6 million and $7.6 million, respectively, and for the three and nine months ended September 30, 2001, we paid $4.2 million and $10.2 million, respectively, for these services and tower leases.

DLJ Merchant Banking Relationship

     Donaldson, Lukfin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 11.6% of our outstanding common stock through their affiliate, Credit Suisse First Boston, and are represented on our board of directors. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to the Credit Suisse and the DLJ Entities in connection with the capitalization transactions from inception through September 30, 2002 is approximately $29.9 million.

Recent Developments

     On September 5, 2002, we entered into an Asset Exchange Agreement with NWIP and Nextel Operations, Inc., a subsidiary of Nextel Communications, Inc. (collectively, the “Nextel Entities”). Pursuant to this agreement, we will acquire for cash from the Nextel Entities FCC licenses, leases for cell site locations, and other cell site related assets located in Carbon and Monroe Counties, Pennsylvania; Henry, Pennsylvania, Martinsville City and Danville City, Virginia; Macon and Augusta, Georgia; and Aiken, South Carolina. We will also transfer to the Nextel Entities for cash several fully-constructed cell sites in and around Dallas/Ft. Worth, Texas. We will pay the Nextel Entities a net amount of approximately $15.1 million to acquire the assets described above. These properties that we will acquire are adjacent to Nextel’s markets and our markets and we believe the build out of these properties will help complete connectivity of our respective territories. The license costs related to this transaction are not incremental to our capital needs as we had initially anticipated and thus we have included these license costs in our spectrum budget. In addition, the capital expenditures for these corridor properties were included in our 2002 budget. We intend to use a portion of the proceeds from our recent financing transaction with GE Capital, described below, to fund the build out costs associated with the acquisition of these corridor properties.

     On October 31, 2002, we executed the final closing of our sale-leaseback of certain switch equipment with GE Capital Corporation. The final closing of this transaction resulted in a payment to us of $14.2 million. The aggregate proceeds to us from the July and October closings were approximately $28 million.

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

     We did not commence commercial operations until January 29, 1999, and the portion of the Nextel digital mobile network we acquired on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of September 30, 2002, we had an accumulated deficit of approximately $929.5 million. We expect to continue to incur substantial operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

If Nextel experiences financial or operational difficulties, our business may be adversely affected.

     Our business plan depends, in part, on Nextel continuing to build and sustain customer support of their brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to their portion of the Nextel digital mobile network or experiences a significant decline in customer acceptance of their products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, their domestic digital mobile network business and the risks associated with that business can be found in Nextel’s Annual Report on Form 10-K for the year ended December 31, 2001, as well as Nextel’s other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 (SEC file number 0-19656).

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

     The level of our outstanding debt greatly exceeds the level of our revenues and stockholders’ equity. As of September 30, 2002, we had approximately $1.4 billion of total long-term debt outstanding, including $375 million outstanding under our credit facility, $434.3 million of 14% senior discount notes outstanding at their accreted value, $400 million of 11% senior notes outstanding, $211.2 million of 12.5% senior discount notes outstanding at their accreted value and $11.3 million for a capital lease obligation. This indebtedness represented approximately 92% of our total book capitalization at that date. As of September 30, 2002, we also had $33.9 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

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

     In addition, our credit facility imposes financial covenants, which require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, minimum service revenues, minimum subscriber units and covered Pops, minimum Adjusted EBITDA requirements and minimum fixed charge coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future, and if we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our ability to carry out our business plan and would have a negative impact on our financial condition.

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

     As of September 30, 2002, our officers, directors and greater than 5% stockholders together controlled approximately 79.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

     Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of September 30, 2002, we had $33.9 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

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

     On January 1, 2001, we adopted SFAS No. 133, as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS No. 133, these swap agreements have been designated as ineffective cash flow hedges. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three and nine months ended September 30, 2002 we recorded a non-cash, non-operating charge of $2.2 million and $2.8 million, respectively, related to the market value of the interest rate swap agreements which has been reflected in interest expense, and for the three and nine months ended September 30, 2001, we recorded a non-cash, non-operating charge of $3.9 million and $7.7 million, respectively, to interest expense.

     The following discloses the fair value of the swap agreements recorded during 2002:

(in thousands)
Fair value as of January 1, 2002	$6,968
Change in fair value — loss on interest rate change	$2,756

Fair value of liabilities as of September 30, 2002	$9,724

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

Item 4. Controls and Procedures

     Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in the our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See our Quarterly Report on Form 10-Q for the period ended March 31, 2002 for a description of pending legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

     (a)  List of Exhibits.

Exhibit Number	Exhibit Description

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

1.	Current report on Form 8-K dated and filed July 26, 2002 with the Securities and Exchange Commission reporting additions to registrant’s Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC. (Registrant)

Date: November 14, 2002	By: /s/ JOHN D. THOMPSON
John D. Thompson Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

     I, John Chapple, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Nextel Partners, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John Chapple John Chapple President, Chief Executive Officer and Chairman of the Board

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

     I, John D. Thompson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Nextel Partners, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John D. Thompson John D. Thompson Vice President, Chief Financial Officer and Treasurer