Form 10-K
period 2002-12-31
NEXTEL PARTNERS INC
filed 2003-03-27
CIK 1085707

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☒    No ☐

        Based on the closing sales price on June 28, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $299,342,756.

        Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

Outstanding Title of Class	Number of Shares on March 10, 2003
Class A Common Stock	171,944,083 shares
Class B Common Stock	79,056,228 shares

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on May 8, 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEXTEL PARTNERS, INC.

FORM 10-K

Table Of Contents

PART I

Item 1. Business

Overview

        We provide digital mobile communications services using the Nextel brand name in mid-sized and tertiary markets throughout the United States. We offer digital cellular services; Direct Connect® (the long-range digital walkie-talkie service); wireless data services, including email; text messaging; and Nextel Online®, which provides wireless access to the Internet and an organization's internal databases and other applications. We hold licenses for wireless frequencies in markets where over 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel Communications, Inc. ("Nextel") in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 57 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined "Nextel Digital Mobile Network" constitutes one of the largest fully integrated digital wireless communications systems in the United States, covering 197 of the top 200 metropolitan statistical areas in the United States at the end of 2002. As of December 31, 2002 we had approximately 877,800 digital handsets in service in our markets.

        Our relationship with Nextel was created to accelerate the build-out and expand the reach of the Nextel Digital Mobile Network. In January 1999, we entered into a joint venture agreement with Nextel WIP Corp. ("Nextel WIP"), an indirect wholly owned subsidiary of Nextel. Nextel, through Nextel WIP, contributed to us cash, licenses for wireless frequencies and granted us the exclusive right to use the Nextel brand name in exchange for ownership in us and our commitment to build out our compatible digital mobile network in selected markets and corridors, in most cases adjacent to operating Nextel markets. As of December 31, 2002, Nextel WIP owned 31.6% of our common stock and is our largest stockholder. By the end of 2002, we had successfully built all of the markets we were initially required to build under our 1999 agreement with Nextel. Since 1999 we have exercised options to expand our network into additional markets. By December 31, 2002, we had completed the construction of all but two of these additional markets, both of which we expect to complete and launch in the first half of 2003. Through our affiliation with Nextel our customers have seamless nationwide coverage on the entire Nextel Digital Mobile Network.

        We offer a package of wireless voice and data services under the Nextel brand name targeted primarily to business users. We currently offer the following four services, fully integrated and accessible through a single wireless handset:

  •
  digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voice-mail, call forwarding and additional line service;

  •
  Direct Connect, sometimes referred to as the long-range walkie-talkie feature, which allows customers in the same geographic region to contact each other instantly, on private one-to-one calls or on group calls involving up to 100 customers simultaneously;

  •
  two-way messaging, which allows customers to receive and send short numeric and text messages from their handset; and

  •
  Internet services, marketed as Nextel Online, which provide customers with Internet-ready handsets access to the World Wide Web and web-based applications such as email, address books, calendars and advanced Java™ enabled business applications.

        Our senior management team has substantial operating experience, with members averaging over 16 years in the telecommunications industry. Each member of senior management has significant experience working at AT&T Wireless, McCaw Cellular and/or Nextel. Key stockholders, in addition to Nextel WIP, include Credit Suisse First Boston (through DLJ Merchant Banking and its affiliates),

Madison Dearborn Partners, Cascade Investments (an investment company controlled by William H. Gates III), Motorola and Eagle River Investments (an investment company controlled by Craig O. McCaw).

        We were incorporated in the State of Delaware in July 1998. Our principal executive offices are located at 4500 Carillon Point, Kirkland, Washington, 98033. Our telephone number is 425-576-3600.

Strategic Alliance with Nextel

        Our affiliation with Nextel is an integral part of our business strategy. Under our agreements with Nextel WIP, which are described in more detail below, we enjoy numerous important benefits, including:

  •
  Nextel Brand and Differentiated Marketing Programs.  We have the exclusive right to build, operate and provide digital wireless communication services using the Motorola-developed integrated Digital Enhanced Network, or iDEN, platform and the Nextel brand name in all of our markets. We benefit from Nextel's national advertising and promotion of its brand.

  •
  Integrated Nationwide Network.  Our network is operationally seamless with Nextel's network, enabling our respective customers to utilize the same voice and data services when operating on either company's network.

  •
  Exclusive Roaming Arrangement.  We have the exclusive right to provide wireless communication services using the iDEN/800 MHz frequencies to Nextel's customers who roam into our markets. Pursuant to our operating agreements with Nextel WIP, Nextel's subscribers generate revenue for us when they roam into our markets, and we pay Nextel when our subscribers roam into their markets. During 2002, we received $79.5 million in roaming revenue from Nextel customers who utilized our portion of the Nextel Digital Mobile Network.

  •
  Coordinated Infrastructure Development.  In exchange for a fee, based on Nextel's cost to provide the service, we have the right to utilize portions of Nextel's network infrastructure, including certain switching facilities and network monitoring systems, until our customer volume makes it advantageous for us to build our own. The operating agreements with Nextel WIP also provide us access to technology improvements resulting from Nextel's research and development.

  •
  Supplier Relationships.  Nextel assists us in obtaining substantially the same terms it receives from suppliers of equipment and services. We also have the ability to develop our own relationships with suppliers of our choice.

  •
  National Accounts.  Numerous offices and branches of Nextel's national accounts have become our customers when we have launched service in their area.

  •
  International Roaming.  We have the ability to either operate under Nextel's international roaming agreements or, under certain circumstances, to require Nextel WIP to provide us with comparable international roaming capabilities under its agreements with international carriers. Accordingly, our customers are able to travel worldwide and still receive the benefits of their Nextel service. For example, in coordination with Nextel, our customers have the ability to roam in Canadian market areas where TELUS offers iDEN-based services. Furthermore, by using the i2000plus® handset, a dual mode handset that operates on both the iDEN technology and the GSM 900 MHz standard, our customers receive digital roaming services on iDEN 800 MHz and GSM 900 MHz networks in over 80 countries.

Business Strategy

        Our mission is to provide high quality, integrated wireless service that maximizes customer and investor value. To achieve this mission, we strive to build a corporate culture around five guiding principles:

  •
  Strive for 100% employee satisfaction
  •
  Strive for 100% customer satisfaction
  •
  Achieve targeted revenue growth with a low cost structure
  •
  Achieve win-win results through the power of teamwork
  •
  Work smart while remaining humble

        Our mission statement and guiding principles serve as the bedrock for all of our business strategies. In addition to our relationship with Nextel, we believe the following elements of our business strategy will distinguish our wireless service offerings from those of our competitors and will enable us to compete successfully:

        Provide Differentiated Package of Wireless Services.    Along with Nextel, we are the only wireless service provider that offers digital mobile telephone service, Direct Connect, two-way text and numeric messaging and Internet services fully integrated in a single wireless device with no roaming charges nationwide. We believe this "four-in-one" offering is particularly attractive to business users. We further believe that for customers who desire multiple wireless services, the convenience of combining multiple wireless communications options in a single handset for a single package price with a single billing statement is an important feature that helps distinguish us from many of our competitors.

        A sizeable portion of business users' communications involves contacting others within the same organization or those within a community of interest (i.e., contractors, sub-contractors and suppliers). We believe that our unique Direct Connect service is especially well suited to address the wireless communications needs of these customers. Direct Connect gives customers the ability to instantly set up a conference on either a private (one-to-one) or group (one-to-many) basis. In 2002, Direct Connect minutes used by our customers comprised approximately 33% of the total minutes used by our customers on our network.

        Currently, Direct Connect allows all of our customers and Nextel's customers to instantly communicate with each other within a prescribed geographic area (the "Direct Connect calling area"). Under the existing system, a Direct Connect calling area typically includes several counties and in most cases includes an entire state. In some cases, the Direct Connect calling area includes multiple states. Two years ago, we, along with Nextel, introduced Cross Fleet, which expanded the Direct Connect feature from pre-programmed fleets or accounts within the same geographic area to all customers in the same geographic area unlimited by which account they were on. With Cross Fleet, customers can assemble their own "talk groups" with other customers within their Direct Connect calling area, thereby eliminating the need for an operator to administer these talk groups.

        We anticipate significant improvements to Direct Connect to be implemented in 2003. Beginning in the first quarter of 2003 we expect to roll out in our markets the first of a two-phase enhancement to Direct Connect. The first phase enhancement will allow our customers and Nextel customers traveling to a market outside of their local calling area to use Direct Connect in the visited market and to communicate instantly using Direct Connect with our customers and Nextel customers that reside in or who have traveled to that market. For example, if a group of customers traveled from their home market in Albany, New York to Honolulu, Hawaii, they would be able to instantly connect with each other while in the Honolulu market as well as with any other customer or Nextel customer either living in or visiting the Honolulu market. Also, in 2003, we expect Direct Connect will be expanded nationally. With this enhancement, all of our customers and all of Nextel's customers will be able to instantly communicate with each other using Direct Connect across the nation. For example, we expect a customer in Honolulu, Hawaii will be able to instantly communicate with a customer in Syracuse, New York.

        To further improve our differentiated suite of products and services in 2003, we are offering a new Nextel/BlackBerry™ handheld device with both voice and data capabilities. Nextel, Motorola and Research In Motion Limited have jointly developed this product. This personal data assistant (PDA) style handset will operate on the Nextel Digital Mobile Network and is expected to support Java 2 Micro Edition (J2ME™) applications.

        Deliver Unparalleled Customer Service.    In addition to our unique four-in-one service offering, our goal is to differentiate ourselves by providing the highest quality customer service in the industry. Each month throughout 2002 we used an outside vendor to survey a statistically relevant sample of our customers and to solicit a wide range of information about our network, service offerings and customer support. The results of these surveys were communicated to the entire organization. In 2002, a significant part of our employees' bonus was tied to achieving a targeted level of customer satisfaction as measured in these surveys. We believe that this monetary bonus helped focus our entire company on achieving our customer service business objective, and we expect to provide a similar incentive to our employees in 2003.

        Moreover, in the first quarter of 2002, we opened our second customer care center in Panama City Beach, Florida. This center works in tandem with our original customer care center located in Las Vegas, Nevada. We anticipate that this additional call center will help us maintain and improve our customer service level objectives.

        In addition, in late 2002, we successfully completed the migration of our billing and customer care system to a new platform known as Ensemble. Ensemble is a world-class activations, customer care and billing system designed to provide increased reliability and functionality for our customer care representatives. The Ensemble platform provides system scalability to allow services to be provided to an estimated 25 million customers, one common database and integration of all platform software modules included in the system.

        Target Business Customers.    We focus on business customers, particularly those customers who employ a mobile workforce. We have initially concentrated our sales efforts on a number of distinct groups of mobile workers, including personnel in the transportation, delivery, real property and facilities management, construction and building trades, landscaping, government, public safety and other service sectors. We expect to gradually expand our target customer groups to include additional industry groups. We believe this focus on business customers has resulted in higher monthly average revenue per unit, or ARPU, and lower average monthly service cancellations. In 2002, our ARPU was $68 compared to an industry average as of June 2002 of approximately $47. In addition, the average monthly rate at which our customers canceled service with us, or "churn," was approximately 1.6% for each quarter of 2002 compared to an industry average of over 2%. Our 2002 ARPU and churn rate equate to lifetime revenue per customer of approximately $4,250, which we believe is the highest in the industry.

        Maintain a Robust, Reliable Network.    Our objective is to maintain a robust and reliable network in our markets that covers all key population areas in that market and operates seamlessly with Nextel's network. We have constructed our portion of the Nextel Digital Mobile Network using the same Motorola—developed iDEN technology used by Nextel. As required, we built and now operate our portion of the Nextel Digital Mobile Network in accordance with Nextel's standards, which enables both companies to achieve a consistent level of service throughout the United States. Our customers have access to digital quality and advanced features whether they are using our or Nextel's portion of the Nextel Digital Mobile Network. This contrasts with the hybrid analog/digital networks of cellular competitors, which do not support all features in the analog-only portions of their networks.

        In January 1999 when we executed our agreements with Nextel WIP and obtained our initial financing, we acquired two operational markets in upstate New York and Hawaii. The remainder of our markets had not been fully constructed. By December 31, 2002, we had completed construction and had successfully launched service in all of our markets except Burlington, Vermont and Augusta, Georgia. We expect to complete the build out of these two remaining markets in the first half of 2003. At the end of 2002 we had 3,317 cell sites fully constructed and operational throughout our markets. To reduce the risk of zoning and other local regulatory delays, construction delays and site acquisition costs, we have located our cell sites on existing transmission towers owned by third parties wherever possible, or if necessary, on towers constructed or purchased by other contracted third parties. In addition, at the end of 2002 we had five mobile switching offices and had successfully switched approximately 80% of all of our customers' wireless interconnect traffic through these switches. We have seen our monthly average minutes of use grow from 545 minutes per subscriber as of December 31, 2001 to 598 minutes per subscriber as of December 31, 2002. Our customer base has grown from approximately 515,900 customers as of December 31, 2001 to approximately 877,800 customers as of December 31, 2002. As of December 31, 2002 our network provided coverage to approximately 36 million Pops compared to 33 million Pops at the end of 2001.

        We believe our existing packet data service on the Nextel Digital Mobile Network is robust and far-reaching. We expect technology upgrades to be made to our iDEN digital mobile network in 2003 based on developments being made by Motorola and Nextel, and anticipate that these upgrades will effectively double our voice capacity for interconnect calls and leverage our investment in our existing infrastructure.

        Maintain Effective Pricing Strategy with Focus on Mid-Sized and Tertiary Markets.    We operate in mid-sized and tertiary markets, which we believe have demographics similar to markets served by Nextel. We believe our targeted customer base in these markets has historically been underserved and thus finds our differentiated service offering very attractive. We believe our focus on high quality, underserved customers, coupled with our differentiated service offerings, will help us to rapidly increase penetration within our targeted customer base while maintaining an effective pricing strategy.

        Although we set our price levels in each of our markets independently of Nextel, we are required to adopt Nextel's overall pricing strategies. We offer pricing options that we believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Direct Connect minutes with a mix of cellular and long-distance minutes. Furthermore, no roaming charges are assessed for mobile telephone services provided to our customers traveling anywhere on our portion or Nextel's portion of the Nextel Digital Mobile Network in the United States. We also offer special pricing plans that allow some customers to aggregate the total number of account minutes for all their handsets and reallocate the aggregate minutes among those handsets. While we direct our own marketing campaigns in our markets, we benefit from Nextel's national marketing efforts and related advertising campaigns, which are designed to increase awareness of the Nextel brand name and stimulate interest in and demand for Nextel service by stressing its versatility, value, simplicity and quality.

Markets

        As of December 31, 2002, we have launched digital wireless service in all of the following markets, except for Burlington, Vermont and Augusta, Georgia, which we plan to launch in the first half of 2003:

Region	Markets(1)	Licensed Pops
Northeast	Wilkes-Barre/Scranton/Harrisburg/York/Lancaster, PA	2,874,039
	Syracuse/Utica-Rome/Binghamton/Elmira, NY	2,058,780
	Buffalo/Jamestown, NY	1,497,610
	Western Pennsylvania (Altoona/Johnstown/State College/Williamsport)	1,462,511
	Rochester, NY	1,211,105
	Albany/Glen Falls, NY	1,171,669
	Erie, PA	371,209

	Total	10,646,923

Midwest	Nebraska (Omaha/Lincoln) and Sioux City/Sioux Falls IA/SD	2,507,196
	Eastern Iowa (Waterloo/Dubuque/Davenport/Cedar Rapids/Iowa City)	1,960,174
	Illinois (Peoria/Springfield/Champaign/Bloomington/Decatur)	1,787,188
	Green Bay, WI	1,691,401
	E. Minnesota/W. Wisconsin (Duluth/Rochester/Eau Claire/La Crosse)	1,462,625
	Central Iowa (Des Moines)	1,127,107
	North Dakota/Western Minnesota (Fargo/Grand Forks)	1,106,972
	Idaho (Idaho Falls/Pocatello/Boise/Twin Falls)	1,004,169

	Total	12,646,832

South	Arkansas (Fayetteville/Fort Smith/Pine Bluff/Little Rock)	2,379,938
	East Texas/Northern Louisiana (Tyler/Longview/Shreveport/Monroe)	2,077,653
	Indiana (Terre Haute/Evansville/Owensboro)	1,968,092
	South Texas (McAllen/Harlingen/Brownsville/Corpus Christi/Victoria)	1,955,278
	West Virginia (Charleston)	1,949,462
	Virginia (Roanoke/Lynchburg/Charlottesville)	1,896,510
	Louisville, KY	1,836,289
	West Texas (Amarillo/Abilene/Lubbock/Odessa-Midland/San Angelo)	1,783,950
	Southern Louisiana (Lafayette/Lake Charles)	1,580,602
	Lexington, KY	1,480,559
	Mississippi (Hattiesburg/Jackson)	1,430,863
	Georgia (Macon-Warner Robins/Albany)	1,290,316
	Pensacola, FL	1,145,346
	Mobile, AL	1,065,524
	Central Texas (Temple-Killeen/Waco/Bryan-College Station)	894,252
	Tallahassee, FL	718,520
	Montgomery, AL	711,575
	Tennessee (Bristol/Johnson City/Kingsport, VA/TN)	590,874
	Columbus, GA	430,951

	Total	27,186,554

Noncontinental US	Hawaii (all islands)	1,211,537

	Total—prior to 2003 market launches	51,691,846
	Burlington, VT (launch planned for 1st half of 2003)	697,496
	Augusta, GA (launch planned for 1st half of 2003)	596,224

	Total—after 2003 market launches	52,985,566

(1)
We may, from time to time, reconfigure our markets to take advantage of build-out and management synergies and marketing opportunities. While the actual territories and population estimates will not change, the way we group our markets may increase or decrease the total number of markets.

        We have calculated total Pops for a given market by utilizing Census 2000 data published by the U.S. Census Bureau, which lists population estimates by county. Future launch schedules for our markets are subject to the various factors discussed under the heading "Risk Factors" in this Annual Report on Form 10-K.

        In addition to medium-sized and tertiary markets, our markets include selected corridors along interstate and state highways. While these corridors do not have large business or residential populations, we believe that significant revenues will be earned from travelers on the highways located in these markets. Accordingly, the population of a given area may not fully indicate the amount of the revenues that may be generated in such area.

Business Developments

        Customer Products and Solutions.    In 2002 we introduced the following new products and services:

        Products.    In July 2002 we introduced the i95cl® handset, designed and manufactured by Motorola. The i95cl is one of the smallest flip-style handsets with speakerphone and color display in the United States. The i95cl features an external screen that allows customers to view caller ID and status information, a smart key for closed-flip operation, and an internal display screen with a distinctive blue backlight that supports three font sizes so users can zoom in or enlarge information on the screen. In addition, we introduced the i58sr and i88s handsets, which are equipped with assisted global position system ("A-GPS") capability. These phones provide longitude and latitude information via line-of-site communication with global position system ("GPS") satellites. We anticipate that this location information will be used for a suite of future location-enabled applications and services. Examples include an application to provide direction, speed and distance traveled as well as a web-based fleet management tool to provide the location information of a user's phone with mapping software in order to enhance delivery routing and/or dispatch efficiency. All of these new handsets contain embedded Java software, built-in voice-activated dialing for hands-free operation and recording capability for calls and memos. The handsets also include an advanced phonebook that manages up to 250 contacts and date book tools to manage calendars and alert users of business and personal meetings. Other recently introduced handsets include the i30sx, i35s and i60c, which replaced prior handset models and feature phones of a smaller size and less weight, longer talk time, enhanced screen graphics and additional features.

        In 2002 we also introduced the iM1100 Wireless Modem, a Type II PC card that provides wireless data connectivity for Windows-based laptops, anywhere on the Nextel Digital Mobile Network.

        Services.    During 2002 we also introduced several new data applications, including two-way messaging interoperability, which provides our customers with the ability to exchange text messages with customers of other wireless carriers, and instant messaging, which gives Nextel subscribers the ability to send and receive messages to any America Online Instant Messenger user, regardless of whether the message is sent to their desktop PC, wireless phone or other mobile device.

        In addition, in November 2002, we launched Nextel Roadside Assistance, an additional fee service that provides roadside emergency services for subscribers. We believe that this is an ideal value-added service for our customers, many of whom are based in the field and may not be covered for vehicle breakdowns and mishaps. A "heavy duty" option is available which provides roadside assistance services for commercial vehicles.

        Distribution Channels.    Our traditional methods of distribution have been through our direct and indirect sales force. While we will continue to support these approaches, in 2002 we opened three new retail stores in Hawaii and one in Louisville, KY as part of a pilot program to expand our distribution channels to include retail locations. We expect to continue to expand this distribution channel in 2003 and anticipate opening approximately 40 retail stores in 35 of our markets by the end of 2003. Our initial analysis of these stores leads us to believe that they attract high quality customers with a lower acquisition cost than our traditional distribution channels. In addition, we implemented a telesales distribution channel in 2002 as well as web-based distribution, both of which we believe will allow us to acquire new customers at a relatively low cost of acquisition.

        $50 Million Term D Loan Facility.    In February 2002, we amended our existing credit facility to provide an additional $50 million term D loan which matures July 2008.

        Achieving Positive Adjusted EBITDA for 2002.    In June 2002, we reported our first month of positive Adjusted EBITDA. We were able to sustain positive Adjusted EBITDA through the remainder of the year, with a year-end aggregate Adjusted EBITDA for 2002 of approximately $2.6 million. Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States, but is commonly used to analyze companies on the basis of leverage and liquidity. Please see "Item 6. Selected Consolidated Financial Data" for more information regarding our use of Adjusted EBITDA, including a reconciliation to the most directly comparable GAAP measure.

        Capital Lease Arrangement.    In July and October 2002, we entered into a participation agreement with GE Capital Corporation for a sale-leaseback of certain switch equipment whereby we sold this equipment to GE Capital who in turn leased it back to us. The closing of these transactions resulted in proceeds of approximately $28 million that were used to fund capital expenditures and working capital requirements.

        Debt Reduction Activity.    During the fourth quarter of 2002 we opportunistically engaged in a series of transactions in which we issued and exchanged our class A common stock for certain of our high yield notes. We retired a total of $37 million in principal amount of our outstanding notes in exchange for approximately 4.1 million newly issued shares of class A common stock. Through the end of February 2003 we retired an aggregate of approximately $45 million in principal amount of our outstanding notes in exchange for the issuance of approximately 5.1 million shares of class A common stock. We believe these exchanges will enable us to avoid payments of approximately $78 million in principal and interest that we would have otherwise been owing over the life the debt. In the future, we may opportunistically engage in additional debt-for-equity exchanges if the financial terms are sufficiently attractive.

The Nextel WIP Operating Agreements

        Our operating agreements with Nextel WIP define the relationship, rights and obligations between Nextel WIP and us. The agreements began January 29, 1999 and have an initial term of ten years, which may be extended for up to two and a half years. At the end of the initial term we have the right at our option to extend the agreements for up to four ten-year renewals.

        Under these agreements, Nextel WIP is obligated to share with us Nextel's experience in operating iDEN networks by, among other things, granting us access to meetings and coordinating with us on network build out and enhancements. In addition, Nextel WIP is obligated to provide specified services to us upon request. The most significant services Nextel WIP provides us are:

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

  •
  access to technology enhancements and improvements; and

  •
  assisting us in contracting with Nextel's suppliers on substantially the same terms as Nextel wherever possible.

        To further support us in our efforts, Nextel WIP has also agreed that:

  •
  our marketing service fee, which did not start accruing until after we achieved two consecutive quarters of positive Adjusted EBITDA, which occurred in January 2003, will be 0.5% of gross monthly service revenues beginning January 1, 2003 until December 31, 2004 and 1.0% of gross monthly service revenues thereafter; and

  •
  when a Nextel subscriber roams on our system we receive a certain percentage of the service revenues generated by the roaming subscriber. That percentage was 90% of the service revenues in 2000, 85% in 2001 and 80% in 2002 and thereafter, subject to upward or downward adjustment based on the relative customer satisfaction levels of Nextel and us as measured by a customer satisfaction survey administered on a regular basis by a third-party vendor engaged by Nextel and us.

        In addition, the operating agreements require that we adhere to certain key operating requirements, including the following:

  •
  we generally are required to offer the full complement of products and services offered by Nextel in comparable service areas;

  •
  we must abide by Nextel's standard pricing structure—principally home-rate roaming, but we need not charge the same prices as Nextel;

  •
  we must meet minimum network performance and customer care thresholds; and

  •
  we must adhere to standards in other operating areas, such as frequency design, site acquisition, construction, cell site maintenance and marketing and advertising.

        Currently, our agreements with Nextel WIP also allow us access to Nextel's switches and switching facilities. Nextel WIP has agreed to cooperate with us to establish a switch facility for our network and to deploy switches in our territory in a manner which best meets the following criteria:

  •
  integration of our cell sites into Nextel's national switching infrastructure;

  •
  shared coverage of Direct Connect to communities of interest;

  •
  minimized costs to us and to Nextel; and

  •
  maximized quality of service to our customers and to Nextel customers.

        These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel's territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP's approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to install a mobile switching office for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. As of December 31, 2002, we have five switches in operation, including one in Iowa and one Florida, which were completed and placed into service during 2002.

Overview of the U.S. Wireless Communications Industry

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

        The demand for wireless telecommunications has grown rapidly, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices. According to the Cellular Telecommunications & Internet Association, the number of wireless subscribers in the United States, including cellular, PCS and ESMR, has grown from approximately 200,000 as of June 30, 1985 to 134.6 million by June 30, 2002, which reflected a penetration rate of approximately 47% at that time.

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

        The FCC has also assigned non-contiguous portions of the 800 MHz band to SMR, which stands for specialized mobile radio and was initially dedicated to analog two-way radio dispatch services. This service only became viable in the mobile wireless telephone market with the introduction in 1993 of ESMR, which applies digital technology to make use of the 800 MHz spectrum band and its superior propagation characteristics to deliver the advantages of a digital wireless mobile telephone system while retaining and significantly enhancing the value of SMR's traditional dispatch feature.

        Unlike analog cellular, which has been implemented in a uniform manner across the United States, several mutually incompatible digital technologies are currently in use in the United States. Roaming into different areas often requires multi-mode (analog/digital) and/or multi-band (PCS/cellular) telephones that function at both cellular and PCS frequencies and/or are equipped for more than one type of modulation technology. Time-division technologies, which include global system for mobile communications (or GSM), time division multiple access (or TDMA) and iDEN, break up each transmission channel into time slots that increase effective capacity. Code division multiple access (or CDMA) technology is a spread-spectrum technology that transmits portions of many messages over a broad portion of the available spectrum rather than a single channel. iDEN phones presently operate only in the iDEN mode within SMR frequencies, and therefore cannot roam onto other digital or analog wireless networks.

The Nextel Digital Mobile Network

        Nextel deployed a second generation of Motorola's iDEN technology beginning in the third quarter of 1996. The Nextel Digital Mobile Network combines the iDEN technology developed and designed by Motorola with a low-power, multi-site deployment of base radios similar to that used by cellular service that permits us to reuse the same frequency in different cells, increasing our system's effective capacity. We and Nextel currently use iDEN technology throughout our respective portions of the Nextel Digital Mobile Network. iDEN technology is a proprietary format for delivering signals over scattered, non-contiguous SMR frequencies.

        The iDEN technology shares the same basic platform as the wireless standards underlying GSM and TDMA. iDEN shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and is a variant of the GSM technology that is being deployed by certain cellular and PCS operators in the United States. iDEN differs in a number of significant respects from the TDMA technology versions being assessed or deployed by many cellular and PCS providers in the United States. The iDEN technology, when utilized for the two-way radio dispatch function, can be significantly more efficient than TDMA technology formats.

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

        In the case of mobile telephone calls, the switching center controls the automatic transfer of calls from site to site as a customer travels, coordinates calls to and from a customer's telephone and connects calls to the public switched telecommunications network. In the case of two-way dispatch calls, the switching center connects the customer initiating the call directly to the other customer in the case of a private call, and directly to a number of other customers in the case of a group call. The Direct Connect dispatch capability allows any member of a mobile team to immediately communicate with one or up to 100 other customers with the push of a button within a Direct Connect calling area. This "push-to-talk" feature works like a two-way radio, but in contrast to analog dispatch SMR radios, iDEN technology allows only the person or persons being called to hear the conversation

        Direct Connect, together with other enhancements, including call alert, speakerphone capability and two-way messaging, differentiates our digital service from those of cellular and PCS providers, and we believe it has been responsible for our strong appeal to business users in mobile occupations, including transportation, delivery, real property and facilities management, construction and building, landscaping, and other service sectors. In addition to its advantages to customers, Direct Connect uses only half the bandwidth that an interconnected call over an iDEN network would use, and this efficient use of spectrum gives the iDEN service provider the opportunity to offer attractive pricing for Direct Connect.

        Like Nextel, we have adapted iDEN-based packet data network to enable wireless Internet connectivity and new digital two-way mobile data services, marketed as Nextel Online. We completed the roll out of these services in all of our operating markets by the end of 2001. Our customers may elect to access a broad array of content directly from their Internet-ready handsets, such as email, news, weather, travel, sports and leisure information and shopping. In 2003 we expect to make available in our markets certain Nextel Industry Solutions that are currently available in Nextel's markets and include industry-specific applications such as fleet management applications, timesheet programs and customer service assistance applications, all designed to keep customers' businesses functioning smoothly through their mobile workforce.

        Combined with Nextel, we have helped build the largest guaranteed all-digital wireless network in the country covering thousands of communities across the United States. As of December 31, 2002, we, together with Nextel, served 197 of the top 200 U.S. markets and the major transportation corridors between these markets. Through recent market launches, we and Nextel make service available today in areas of the United States where about 240 million people live or work.

Competition

        In each of the markets where our portion of the Nextel Digital Mobile Network operates, we compete with at least two established cellular licensees and as many as six PCS licensees, including AT&T Wireless, Sprint PCS, Verizon Wireless, T-Mobile and Cingular Wireless. Our ability to compete effectively with other wireless communications service providers depends on a number of factors, including:

  •
  the continued satisfactory performance of iDEN technology;

  •
  the establishment and maintenance of roaming service among our market areas and those of Nextel; and

  •
  the development of cost-effective direct and indirect channels of distribution for our portion of the Nextel Digital Mobile Network and our products and services.

        A substantial number of the entities that have been awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources, customer bases and name recognition greater than ours. PCS operators compete with us in providing some or all of the services available through our network. Additionally, we expect that existing cellular service providers, some of which have been operational for a number of years and have significantly greater financial and technical resources, customer bases and name recognition than us, will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network. Moreover, cellular and wireline companies are authorized to participate in dispatch and SMR services. We also expect our business to face competition from other technologies and services developed and introduced in the future.

        We believe that the mobile telephone service currently being provided on the Nextel Digital Mobile Network utilizing the iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in our market areas. There are, however, and will in certain cases continue to be, differences between the services provided by us and by cellular and/or PCS system operators and the performance of our respective systems. The all-digital networks that we and Nextel operate provide customers with digital quality and advanced features wherever they roam on the Nextel Digital Mobile Network, in contrast to hybrid analog/digital networks of cellular competitors, which do not support these features in the analog-only portion of their networks. Nevertheless, our ability to provide roaming services will be more limited than that of carriers whose subscribers use wireless telephones that can operate on both analog and digital cellular networks and who have roaming agreements covering larger parts of the country. As the Nextel Digital Mobile Network has continued to expand to cover a greater geographic area, this disadvantage has been reduced, but we anticipate that the Nextel Digital Mobile Network may never cover the same geographic areas as other mobile telephone services. In addition, if either PCS or cellular operators provide two-way radio dispatch services in the future, our competitive advantage in being uniquely able to combine that service with our mobile telephone service would be impaired. However, Direct Connect has been available for ten years and is a proven technology. While we anticipate competitors will attempt to introduce a direct connect like product, we intend to leverage our customer loyalty, proven technology and first to market advantage.

        Wireless telephones used on the Nextel Digital Mobile Network are not compatible with those employed on cellular or PCS systems, and vice versa. This lack of interoperability may impede our ability to attract cellular or PCS customers or those new mobile telephone customers that desire the ability to access different service providers in the same market.

        In addition, digital telephones are likely to remain significantly more expensive than analog telephones, and are likely to remain somewhat more expensive than digital cellular or PCS telephones that do not incorporate a comparable multi-function capability. We therefore expect to continue to charge higher prices for our telephones than the prices charged by operators for analog cellular telephones and possibly than the prices charged by operators for digital cellular telephones. However, we believe that our multi-function telephones currently are competitively priced compared to multi-function—mobile telephone service and short text messaging—digital, cellular and PCS telephones.

        During the transition to digital technology, certain participants in the U.S. cellular industry offer telephones with dual mode—analog and digital—compatibility. Additionally, certain analog cellular system operators either that directly or through their affiliates also are constructing and operating digital PCS systems have made available to their customers dual mode/dual band—800 MHz cellular/1900 MHz PCS—telephones, to combine the enhanced feature set available on digital PCS systems within their digital service coverage areas with the broader wireless coverage area available on the analog cellular network. We do not have comparable hybrid telephones available to our customers. We can give no assurances that potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi- function wireless communications package we plan to provide on our portion of the Nextel Digital Mobile Network.

        Over the past several years, as the number of wireless communications providers in our market areas have increased, the prices of such providers' wireless service offerings to customers in those markets have generally been decreasing. We may encounter market pressures to reduce our service offering prices or to restructure our service offering packages to respond to particular short-term, market-specific situations, such as special introductory pricing or packages that may be offered by new providers launching their service in a market, or to remain competitive in the event that wireless service providers generally continue to reduce the prices charged to their customers, particularly if PCS operators enter the smaller markets that we intend to serve.

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

        Cellular operators and PCS operators and entities that have been awarded PCS licenses generally control more spectrum than is allocated for SMR service in each of the relevant market areas. Specifically, each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for between 10 MHz and 30 MHz of spectrum in the markets in which they are licensed, while only approximately 20 MHz is available to all competing SMR systems, including Nextel's and our systems, in those markets. The control of more spectrum gives cellular operators and many PCS licensees the potential for more system capacity and, therefore, the ability to serve more subscribers than SMR operators, including Nextel and us. We believe that we generally have adequate spectrum to provide the capacity needed on our portion of the Nextel Digital Mobile Network currently and for the reasonably foreseeable future although we may need to acquire additional spectrum in some markets to insure that the quality of our network keeps pace with anticipated growth in our customer base.

        Since it has received auction authority, the FCC has held more than 40 spectrum auctions. Generally, the auctions do not involve spectrum used to compete with our services. However, the FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services, which may compete with traditional mobile wireless services. Additionally, the FCC has reallocated frequencies in the 700 MHz band of the former analog television channels 52-69 to commercial services. The FCC auctioned some of this spectrum during 2002, with an additional auction to begin May 28, 2003. It is possible that this spectrum, once auctioned, will be used to offer services that are competitive with our service. In addition, the FCC will continue to auction spectrum in the future, and we cannot predict how these frequencies will be used, the technologies that will develop or what impact, if any, they will have on our ability to compete for wireless communications services customers.

        In January 2001, the FCC completed the re-auction of over 150 PCS licenses. The vast majority of these licenses were purchased by carriers who offer services in competition to us. A decision on January 27, 2003 by the United States Supreme Court involving the bankruptcy proceeding of NextWave Personal Communications, Inc. recently invalidated the FCC's re-auction of these licenses, determining that in canceling NextWave's licenses for failure to pay installment payments due, the FCC violated a provision of the Bankruptcy Code that prohibits governmental entities from revoking debtors' licenses solely for failure to pay debts dischargeable in bankruptcy. The result of the Supreme Court's decision is that the formerly canceled and re-auctioned PCS licenses purchased by NextWave at auction are to be returned to NextWave. NextWave may either pay the balance due on the license and construct its own system, surrender the licenses, or lease or sell them to other carriers. It is widely anticipated that NextWave will sell or lease the licenses to other carriers rather than build its own system or surrender the licenses to the government. The FCC or Congress may also allocate additional spectrum at any time and create rules that would make services provided on that spectrum competitive with our ESMR service.

        On November 22, 2002, the FCC released a Notice of Proposed Rulemaking regarding service rules for Advanced Wireless Services ("third-generation," or "3G" services) to be offered in the near future by wireless carriers. This proposal seeks to foster flexibility in spectrum usage to promote efficiency in spectrum markets intended to bring about high value usage of limited spectrum resources. In addition, the FCC has initiated an inquiry into secondary spectrum markets. It is impossible to predict the outcome or timeframe for FCC action on these matters. However, the outcome of these proceedings will likely affect the ability of all carriers, including us, to obtain additional spectrum to be used in offering both traditional and advanced wireless services.

        Proposed Public Safety Spectrum Realignment.    Our unique iDEN technology allows us to use scattered, non-contiguous spectrum frequencies in the 800 MHz band. Under the licensing scheme for specialized spectrum developed by the FCC during the 1970s, we occupy spectrum that is intermixed and adjacent to that used by other SMR licenses for commercial, business and industrial/land transportation, and for public safety users in the 800 MHz band. Different types of SMR licensees successfully coexisted for many years, but changes over the past few years to the network architecture necessary to support commercial digital technology have created isolated, intermittent situations where commercial and non-commercial licensees experience system interference. In particular, older analog networks used by public safety entities are experiencing system problems that have been traced to the digital operations of nearby commercial SMR and cellular licensees, even though all licensees are operating within the authorized parameters of their licenses and in compliance with FCC rules. Because the public safety interference issue is directly linked to the current SMR license allocations for public safety and commercial users, the FCC has instituted a rulemaking proceeding, in response to a proposal filed by Nextel on November 21, 2001, that considers elimination of interference and more efficient use of spectrum by all parties through the realignment of spectrum licenses and spectrum allocations in the 800 MHz bands. In this proceeding the FCC is considering proposals to separate the channel blocks used by cellular and commercial SMR licensees from the channel blocks used by public safety licensees so that the realigned licenses, in conjunction with proposed technical requirements, would no longer interfere with each other.

        We cannot be certain what, if any, long-term solutions to the public safety interference problem will be adopted by the FCC. Absent FCC action we may be unable to solve future public safety interference problems without reducing the efficiency of our network or restricting service to our customers. In addition, while the public safety community is aware of the potential network problems their personnel may experience, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of commercial interference with a public safety communications network.

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

        SMR licenses granted in 1997 and later were granted to cover a large area (known as an economic area, or EA) rather than a particular antenna at a particular site. EA licenses therefore are more like cellular or PCS licenses in this regard, and eliminate one of the former regulatory disadvantages of SMR licenses. The FCC has held three SMR auctions for EA licenses, which include the frequencies on which we and Nextel operate in the 800 MHz band. In these auctions, Nextel, or a bidding consortium made up of Nextel and us, was the largest successful bidder, and as a result, we or a Nextel subsidiary hold EA licenses for most, but not all, of the territories that we intend to serve.

        The first EA licenses granted the licensee exclusive use of the frequencies in the EA territory. To the extent that another SMR site-by-site licensee may be operating in the same frequencies in the EA pursuant to another license, the EA licensee has priority, but must provide the incumbent site-by-site licensee with alternative spectrum and must compensate the incumbent for the cost of changing to the other frequency. To date, nearly all of the existing incumbents in 800 MHz spectrum have been moved through voluntary agreements. We, or a Nextel subsidiary, hold all of the EA licenses from the first auction that includes our frequencies. Most of our EA licenses are free of incumbent carriers other than Nextel. Nextel WIP has transferred to us those site-by-site licenses located in our EA territories operating at the same frequencies.

        In the second and third EA auction, we acquired almost all of the EA licenses that include frequencies that we operate on a site-by-site basis. As a result, we will be able to provide service throughout the EA territory on those frequencies. Unlike the previous EA auction, however, the EA licensee does not have exclusive use of the frequencies in the EA territory. Therefore, in those limited areas where another entity may have acquired the EA license at auction but where we are an incumbent licensee operating on a site-by-site basis on the same frequency, we have the right to continue to operate under the existing site-by-site authorization.

        EA licenses to operate on these frequencies are issued for ten years, after which we need to apply for renewal from the FCC. We expect to obtain renewal of our EA licenses if we are otherwise in good standing before the FCC. In addition, all of our SMR licenses are subject to FCC build-out requirements. The FCC has modified the build-out deadlines for our pre-1997 site-by-site SMR licenses permitting us to utilize the same build-out schedules as our EA licenses. Our EA licenses must provide coverage to at least one-third of the population of the license area within three years of the initial grant and two-thirds of the population within five years. Failure to comply with the build-out requirements for both site-by-site licenses and EA licenses may result in a cancellation of these licenses by the FCC. We hold and utilize both site-by-site licenses and EA licenses. We have met all of the applicable time and population based build-out requirements and associated filings of licenses to date.

        Federal Regulation of Wireless Operators.    SMR regulations have undergone significant changes during the last five years and continue to evolve as new FCC rules and regulations are adopted pursuant to the Omnibus Budget Reconciliation Act of 1993 and the Communications Act. Since 1996, SMR operators like us and Nextel have been subject to common carrier obligations similar to those of cellular and PCS operators. This regulatory change recognized the emergence of SMR service as competitive with the wireless service provided by cellular and PCS providers. As a result, SMR providers like us now have many of the same rights (such as the right to interconnect with other carriers) and are subject to many of the same obligations applicable to cellular and PCS operators.

        The FCC and the Communications Act impose a number of mandates with which we must comply, and that may impose certain costs and technical challenges on our operations. For example, we must provide consumers the ability to "manually" roam on our network. The FCC also has adopted requirements for commercial mobile radio service (or CMRS) providers, including covered SMR providers, to implement various enhanced 911 capabilities, including the ability to locate emergency callers and deliver that information to emergency responders. We, along with Nextel, are in the process of implementing such capabilities pursuant to a waiver order adopted by the FCC in October 2001. We are obligated to meet benchmark dates for deployment of A-GPS handsets capable of providing such location information. We met the initial benchmark dates for October and December of 2002, and must periodically meet additional benchmarks through December 2005, when we are required to ensure that 95% of all subscriber handsets in service nationwide on our system can deliver location information. Meeting these requirements will impose certain costs on us, and is partially dependent on progress of our equipment vendor in making such handsets available. In some states, we may not be able to recover our costs of implementing such enhanced 911 capabilities.

        The FCC also requires CMRS providers to deploy "number portability" technology that would allow customers to keep their telephone numbers when switching to another carrier. Covered SMR providers, including us, along with all other CMRS services providers, are required to offer this number portability service in the 100 largest metropolitan areas, including the ability to support nationwide roaming, by November 2003. This requirement also includes enabling calls from our network to be delivered to telephone numbers that have been switched from one wireline carrier to another. The FCC is currently considering a petition seeking clarification that wireline providers are required to provide portability of their customers' numbers to CMRS providers. In addition, there is currently pending a case in the United States Court of Appeals for the District of Columbia Circuit challenging the FCC's decision to impose number portability on CMRS providers. We cannot predict the outcome of those proceedings.

        Effective January 1, 2003, the FCC has completely eliminated its wireless spectrum cap regulations which previously limited any entity from holding attributable interests in more than 55 MHz of licensed broadband PCS, cellular or covered SMR spectrum with significant overlap in any geographic area. The FCC has stated that rather than having a set spectrum cap, spectrum aggregation effecting competition will be handled on a case-by-case basis and through auction rules. These rules may affect our ability, as well as our competitors' ability, to obtain additional spectrum.

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

        The FCC is responsible for other rules and policies, which govern the operations over the SMR spectrum necessary for the offering of our services. This includes the terms under which CMRS providers interconnect their networks and the networks of wireline and other wireless providers of interstate communications services. The FCC also has the authority to adjudicate, among other matters, complaints filed under the Communications Act with respect to service providers subject to its jurisdiction. Under its broad oversight authority with respect to market entry and the promotion of a competitive marketplace for wireless providers, the FCC regularly conducts rulemaking and other types of proceedings to determine rules and policies that could affect SMR operations, and the CMRS industry generally. These rules and policies are applicable to our operations and we could face fines or other sanctions if we do not comply.

        The FCC imposes a number of obligations for local exchange carriers to interconnect their network to other carriers' networks that affect wireless service providers. Established local exchange carriers must provide for co-location of equipment necessary for interconnection, as well as any technically feasible method of interconnection requested by a CMRS provider. In addition, all local exchange carriers are obligated to enter into reciprocal, cost-based compensation arrangements with CMRS providers for the transmission of local calls. On May 13, 2002 the United States Supreme Court upheld the FCC's order that required compensation based on the most efficient network configuration, and overturned a decision of the United States Court of Appeals for the Eighth Circuit that had invalidated the FCC's order. In addition, the FCC has initiated a further inquiry into the compensation rates that carriers must pay each other for both the transmission of local and long distance calls. While this proceeding is expected to take several years to complete, the outcome may significantly affect the charges we pay to other carriers and the compensation we receive for these services. Furthermore, if we cannot successfully negotiate an interconnection agreement with an established local exchange carrier, it may require the relevant state public utilities commissions to serve as arbitrators.

        Certain interstate incumbent local exchange carriers, or ILECs, in rural areas have started to impose on wireless carriers, including us, charges to terminate traffic that we send to them by filing state tariffs. These new rural ILEC tariffs feature high termination rates that are not based on the rural ILECs' cost of terminating the traffic we send. The rural ILECs justify termination tariffs as a legitimate means of recovering their costs for transport and termination of wireless traffic. On September 6, 2002, Nextel, along with other wireless carriers, filed a petition with the FCC to have these tariffs declared unlawful. We support Nextel's position in this proceeding and this proceeding remains pending.

        In addition, the Communications Assistance for Law Enforcement Act of 1994 (or CALEA) requires all telecommunications carriers, including wireless carriers, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers. On August 15, 2000, the United States Court of Appeals for the D.C. Circuit reversed and remanded a FCC requirement that certain call identifying information be provided to law enforcement. Moreover, implementation of certain capabilities affecting the transmission of packet-mode data, as required by the FCC, was required to be completed by November 19, 2001. We have timely requested a two-year extension for the packet-mode requirements and are thus in compliance pending consultation with the FBI and receipt of a final FCC order. Compliance with the requirements of this CALEA, further FBI requests, and the FCC's rules could impose significant additional direct and/or indirect costs on us and other wireless carriers.

        Wireless networks are also subject to certain FCC and FAA regulations regarding the relocation, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act, the National Historic Preservation Act, and various environmental regulations. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC's rules require antenna structure owners to notify the FAA of structures that may require marking or lighting. In addition to our SMR licenses, we may also utilize other carriers' facilities to connect base radio sites and to link them to their respective main switching offices. These facilities may be separately licensed by the FCC and may be subject to regulation as to technical parameters, service, and transfer or assignment.

        Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including SMR providers such as ourselves, are required to make an "equitable and non-discriminatory contribution" to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier's interstate end-user telecommunications revenue. The Communications Act also permits states to adopt universal service regulations not inconsistent with the Communications Act or the FCC's regulations, including to require CMRS providers to contribute to their universal services funds. Additional costs may be incurred by us and ultimately by our subscribers as a result of our compliance with these required contributions. The FCC recently issued an order that changes the methodology for computing Universal Service Fund contributions, which we expect will not have a significant impact on our business or operating results.

        The Communications Act also requires all telecommunications carriers, including SMR licensees, to ensure that their services are accessible to and useable by persons with disabilities, if readily achievable. Compliance with these provisions, and the regulations promulgated there under, could impose additional direct and/or indirect costs on us and other licensees. The FCC, as part of its periodic review obligations, has initiated a proceeding to consider eliminating the statutory exemption of mobile telephones from hearing aid compatibility. If the statutory exemption is lifted, additional costs could be imposed on us and other licensed mobile phone service providers.

        In addition, other regulations may be promulgated pursuant to the Communications Act or other acts of Congress, which could significantly raise our cost of providing service. In response, we may be required to modify our business plans or operations in order to comply with any such regulations. Moreover, other federal or state government agencies having jurisdiction over our business may adopt or change regulations or take other action that could adversely affect our financial condition or results of operations.

State Regulation and Local Approvals

        The states in which we operate generally have agencies or commissions charged under state law with regulating telecommunications companies, and local governments generally seek to regulate placement of transmitters and rights of way. While the powers of state and local governments to regulate wireless carriers are limited to some extent by federal law, we will have to devote resources to comply with state and local requirements. For example, state and local governments generally may not regulate our rates or our entry into a market, but are permitted to manage public rights of way, for which they can require fair and reasonable compensation. States may also impose certain surcharges on our customers that could make our service, and the service of other wireless carriers, more expensive.

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

        In addition, a number of states and localities are considering banning or restricting the use of wireless phones while driving a motor vehicle. In 2001, New York enacted a statewide ban on driving while holding a wireless phone, and similar legislation is pending in other states. A handful of localities also have enacted ordinances banning or restricting the use of handheld wireless phones by drivers. Should this become a nationwide initiative, all wireless carriers could experience a decline in the number of minutes of use by subscribers. On the federal level, a bill has been introduced in Congress (the Mobile Telephone Driving Safety Act of 2003) that, if passed, would prohibit wireless consumers from using a handheld mobile telephone while driving. Specifically, the bill would withhold a proportion of federal funds appropriated for the states from any state that does not enact legislation that prohibits an individual from using a handheld mobile telephone while operating a motor vehicle except in the case of an emergency or other exceptional circumstance.

Internet Website

        Our Internet website can be found at www.NextelPartners.com. We make available free of charge on or through our Internet website access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

Employees

        As of December 31, 2002, we had 2,382 employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.

Executive Officers of the Registrant

        The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
John Chapple	49	President, Chief Executive Officer and Chairman of the Board
John Thompson	49	Vice President, Chief Financial Officer and Treasurer
David Aas	49	Vice President, Chief Technology Officer
Perry Satterlee	42	Vice President, Chief Operating Officer
Mark Fanning	43	Vice President-Partner Development
Donald Manning	42	Vice President, General Counsel and Secretary

        John Chapple worked to organize Nextel Partners throughout 1998 and has been the President, Chief Executive Officer and Chairman of the Board of Nextel Partners and our subsidiaries since August 1998. Mr. Chapple was elected to our Board of Directors pursuant to the terms of our amended and restated shareholders' agreement. Mr. Chapple, a graduate of Syracuse University and Harvard University's Advanced Management Program, has over 24 years of experience in the wireless communications and cable television industries. From 1978 to 1983, he served on the senior management team of Rogers Cablesystems before moving to American Cablesystems as Senior Vice President of Operations from 1983 to 1988. From 1988 to 1995, he served as Executive Vice President of Operations for McCaw Cellular Communications and subsequently AT&T Wireless Services following the merger of those companies. From 1995 to 1997, Mr. Chapple was the President and Chief

Operating Officer for Orca Bay Sports and Entertainment in Vancouver, B.C. Orca Bay owned and operated Vancouver's National Basketball Association and National Hockey League sports franchises in addition to the General Motors Place sports arena and retail interests. Mr. Chapple is the past Chairman of Cellular One Group and the Personal Communications Industry Association, past Vice-Chairman of the Cellular Telecommunications & Internet Association and has been on the Board of Governors of the NHL and NBA. Mr. Chapple is currently on the Syracuse University Maxwell School Board of Advisors and the Fred Hutchinson Cancer Research Business Alliance Board of Governors.

        John Thompson has been the Chief Financial Officer and Treasurer of Nextel Partners and our subsidiaries since August 1998 and has approximately 24 years of finance experience, including over 16 years in the wireless communications industry. Mr. Thompson holds both a B.A. in Accounting and a Juris Doctor from the University of Puget Sound. From 1978 to 1986, he served as Tax Manager for Laventhol & Horwath. In 1986, he joined McCaw Cellular Communications as Vice President of Tax. In 1990, he became Senior Vice President of McCaw Cellular Communications and assumed a significant role in a number of key initiatives for the company, including its acquisition of LIN Broadcasting in 1990, the merger of it and AT&T in 1993, and AT&T's PCS license acquisitions in 1996. In 1997, he became Chief Financial Officer for AT&T Wireless Services. Mr. Thompson has served on the boards of a number of AT&T Wireless Services joint ventures, including Bay Area Cellular Telephone Company, and currently serves on the board of Cellport Systems, Inc.

        David Aas has been the Chief Technology Officer of Nextel Partners and our subsidiaries since August 1998. Prior to joining Nextel Partners, Mr. Aas served as Vice President of Engineering and Operations of AT&T Wireless' Messaging Division. Mr. Aas has over 25 years of experience in the wireless industry and has held a number of senior technical management positions, including positions with Airsignal from 1977 to 1981, MCI from 1981 to 1986, and MobileComm from 1986 to 1989. From 1989 to August 1998, he was with AT&T Wireless, where he led the design, development, construction and operation of AT&T Wireless' national messaging network. Mr. Aas served on the Technical Development Committee of the Personal Communications Industry Association and led the development and deployment of the PACT two-way messaging system.

        Perry Satterlee has been the Vice President-Sales and Marketing of Nextel Partners and our subsidiaries since August 1998, the Chief Operating Officer since July 2002 and has over 15 years of wireless industry experience. Prior to Nextel Partners, Mr. Satterlee spent two years with Nextel, where he held the position of President- Pacific Northwest Area since its inception in 1996. Prior to joining Nextel, Mr. Satterlee served from 1992 to 1996 as Vice President and General Manager of AT&T Wireless Services' Central California District. From 1990 to 1992, he was General Manager of McCaw Cellular Communications' Ventura/Santa Barbara market. From 1988 to 1990, Mr. Satterlee was Director of Planning for McCaw Cellular Communications, where he led the company's planning and budgeting processes.

        Mark Fanning has been the Vice President-Partner Development of Nextel Partners and our subsidiaries since August 1998 and has over 21 years of human resources experience, including nine years in the wireless industry with McCaw Cellular Communications and AT&T Wireless Services. From 1995 to 1998, Mr. Fanning served as Vice President for People Development Operations for AT&T Wireless Services. From 1991 to 1995, he served as Director and later as Vice President of Compensation & Benefits for AT&T Wireless Services. From 1989 to 1991, he was the Director of People Development for McCaw Cellular's California/Nevada region.

        Donald Manning has been the Vice President, General Counsel and Secretary of Nextel Partners and our subsidiaries since August 1998 and has over 17 years of legal experience. From July 1996 to July 1998, he served as Regional Attorney for the Western Region of AT&T Wireless Services, an 11-state business unit generating over $400 million in revenues annually. Prior to joining AT&T Wireless Services, from September 1989 to July 1996, Mr. Manning was an attorney with Heller Ehrman White & McAuliffe specializing in corporate and commercial litigation. From September 1985 to September 1989, he was an attorney with the Atlanta-based firm of Long, Aldridge & Norman.

        Our executive officers do not serve for any specified terms and, instead, are appointed by, and serve at the discretion of, our Board of Directors. However, the executive officers may from time to time be subject to employment agreements that provide such officers with severance payments in the event that they are terminated without cause, as defined in these agreements. There are no family relationships among our directors and officers.

RISK FACTORS

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have a history of operating losses, expect to continue to incur operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

        We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Mobile Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of December 31, 2002, we had an accumulated deficit of approximately $983.4 million. We expect to continue to incur operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

If Nextel experiences financial or operational difficulties, our business may be adversely affected.

        Our business plan depends, in part, on Nextel continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel Digital Mobile Network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, its domestic digital mobile network business and the risks associated with that business can be found in Nextel's Annual Report on Form 10-K for the year ended December 31, 2002, as well as Nextel's other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 (SEC file number 0-19656).

Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding Class A common stock.

        Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund redemption by us of, all of the outstanding shares of our Class A common stock. In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or cause and fund a redemption by us of, all of the outstanding shares of our Class A common stock. The circumstances that could trigger Nextel WIP's purchase right include the occurrence of January 29, 2008 (subject to certain postponements by our board of directors); a failure by us to implement certain required changes to our business; a failure by Nextel WIP to fund certain changes to the digital transmission technology; or termination of our operating agreements with Nextel WIP as a result of our breach. The circumstances that could trigger our shareholders' put right include a change of control of Nextel; failure by us in certain circumstances to implement changes to our business; or termination of our operating agreements with Nextel WIP as a result of a breach by Nextel WIP.

Any failure to integrate our portion of the Nextel Digital Mobile Network with Nextel's portion effectively or on schedule would have an adverse effect on our results of operations.

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

        Moreover, our business plan depends on our ability to implement integrated customer service, network management and billing systems with Nextel's systems to allow our respective portions of the Nextel Digital Mobile Network to operate together, and provide our and Nextel's customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these systems effectively or on schedule may have an adverse effect on our results of operations.

Difficulties in constructing and operating our portion of the Nextel Digital Mobile Network could increase the estimated costs and delay the continued expansion of the network, which would adversely affect our ability to generate revenue.

        The continued operation of our portion of the Nextel Digital Mobile Network involves a high degree of risk. Before we are able to build additional cell sites in our markets to expand coverage, fill in gaps in coverage or increase capacity, we will need to:

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

        Our operating agreements with Nextel WIP require us to construct and operate our portion of the Nextel Digital Mobile Network to specific standards, and to offer certain services by Nextel and its domestic subsidiaries. Our failure to satisfy these obligations could constitute a material default under the operating agreements that would give Nextel WIP the right to terminate these agreements, and would terminate our right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and would adversely affect our financial condition.

We may be required to implement material changes to our business operations to the extent these changes are adopted by Nextel, which may not be beneficial to our business.

        If Nextel adopts material changes to its operations, our operating agreements with Nextel WIP give it the right to require us to make similar changes to our operations. The failure to implement required changes could, under certain circumstances, trigger the ability of Nextel WIP to terminate their operating agreements with us, which could result in the adverse effects described above. Even if the required change is beneficial to Nextel, the effect on our business may differ due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business plan.

The transmission technology used by us and Nextel is different from that used by most other wireless carriers, and, as a result, we might not be able to keep pace with industry standards if more widely used technologies advance.

        The Nextel Digital Mobile Network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls "iDEN." We, Nextel, and Southern LINC are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other domestic wireless networks.

        Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technology that may perform better or are available at a lower cost without Nextel WIP's consent.

        Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, because of the restrictive provisions in our operating agreements with Nextel WIP, we will be less able to compete effectively and could lose customers to our competitors, all of which would have an adverse effect on our business and financial condition.

We are dependent on Motorola for telecommunications equipment necessary for the operation of our business, and any failure of Motorola to perform would adversely affect our operating results.

        Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers, and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our portion of the Nextel Digital Mobile Network. We expect that for the next few years, Motorola, and other manufacturers who are licensed by Motorola, will be the only manufacturers of wireless telephones that are compatible with the Nextel Digital Mobile Network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot be sure that equipment quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately between Nextel and us.

Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.

        Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as third-generation or "3G." We and Nextel are focusing activities on maximizing our ability to offer 3G capabilities while continuing to fully utilize our iDEN digital mobile network. Significant capital expenditures would be required in implementing this third-generation technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement third-generation technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of third-generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop third-generation technology that is more effective or economical that ours, our business would be adversely affected.

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
  •
  Neither we nor Nextel have the extensive direct and indirect channels of distribution for the Nextel Digital Mobile Network products and services that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Although we have recently launched a pilot program to expand our distribution channels to include retail locations, we cannot assure you that this program will be successful. Moreover, many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and therefore have access to more potential customers than we do.
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
  •
  We offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Wireless Web. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of "third generation" or "3G" services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel Digital Mobile Network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.
  •
  If either personal communication services or cellular operators provide two-way radio dispatch or comparable capabilities in the future, our competitive advantage may be impaired. Further, some of our competitors have attempted to compete with Direct Connect by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated small groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.
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

        Our success in generating revenues by attracting and retaining large numbers of customers to our portion of the Nextel Digital Mobile Network is critical to our business plan. In order to do so, we must develop effective procedures for customer activation, customer service, billing and other support services. Even if our system is functional on a technical basis, we may encounter other factors that could adversely affect our ability to successfully add customers to our portion of the Nextel Digital Mobile Network, including:

  •
  inadequate or inefficient systems, business process and related support functions especially as related to customer service and accounts receivable collection; and

  •
  an inappropriately long length of time between a customer's order and activation of service for that customer, especially because the current activation time for our new customers is longer than that of some of our competitors.

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

        The level of our outstanding debt greatly exceeds the level of our revenues and stockholders' equity. As of December 31, 2002, we had approximately $1.4 billion of total long-term debt outstanding, including $373.3 million outstanding under our credit facility, $425.9 million of 14% senior discount notes outstanding at their accreted value, $390 million of 11% senior notes outstanding, $211.6 million of 12.5% senior discount notes outstanding at their accreted value, and $23.9 million of capital lease obligations. This indebtedness represented approximately 95% of our total book capitalization at that date. As of December 31, 2002, we also had $35.0 million of mandatorily redeemable preferred stock outstanding, including accrued dividends.

        Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

  •
  it limits our ability to obtain additional financing, if needed, to continue the build-out of or implement any enhancement of our portion of the Nextel Digital Mobile Network including any enhanced iDEN services to expand wireless voice capacity, enhanced data services or potential

    "third generation" or "3G" mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

  •
  it will require us to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, reducing funds available for our build-out, operations or other purposes;

  •
  it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates; and

  •
  it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below those, which we can or are willing to match.

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

        If we default on our debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our business and the growth of the SMR and wireless communication industry in general.

        General conditions in the wireless communications industry or specific competitors' results, including potential slowing of new subscriber additions, declining ARPU or increased customer dissatisfaction, may adversely affect the market price of our Class A common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity or debt securities. In addition, the fundraising efforts of Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

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

        In addition, our credit facility imposes financial covenants that require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, minimum service revenues, minimum subscriber units and covered Pops, minimum Adjusted EBITDA requirements and minimum fixed charge coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future, and if we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our ability to carry out our business plan and would have a negative impact on our financial condition.

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

        Litigation by individuals alleging injury from health effects associated with radio frequency emissions from mobile phones has been brought against us and other mobile wireless carriers and manufacturers. In addition, purported class action litigation has been filed seeking to require all wireless telephones to include an earpiece that would enable use of wireless telephones without holding them against the user's head. While it is not possible to predict the outcome of this litigation, circumstances surrounding it could increase the cost of our wireless telephones as well as increase other costs of doing business.

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

        As of December 31, 2002, our officers, directors and greater than 5% stockholders together controlled approximately 81% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

        In addition, under our amended shareholders' agreement, Nextel WIP, Madison Dearborn Partners and Eagle River each have the right to designate a member to our currently authorized eight-member board of directors. We cannot be certain that any conflicts that arise between the interests of our company and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

        Madison Dearborn Partners and Eagle River each own significant amounts of our capital stock and each currently has a representative on our board of directors. Each of these entities or their affiliates has significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. We do not have a non-competition agreement with any of our stockholders, and thus their or their affiliates' current and future investments could create conflicts of interest.

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

        Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of December 31, 2002, we had $35.0 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

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

  •
  adverse changes in general market conditions or economic trends;

  •
  future sales of our Class A common stock; and

  •
  volume fluctuations.

        In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we become involved in securities class action litigation in the future, it could result in substantial costs and diversion of management attention and resources, thus harming our business.

FORWARD-LOOKING STATEMENTS

Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current beliefs.

        Some statements and information contained in this Annual Report on Form 10-K are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should" or "anticipates" or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under "Risk Factors." Such forward-looking statements include, but are not limited to, statements with respect to the following:

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

  •
  our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

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

  •
  Nextel's planned enhancement of Nationwide Direct Connect Phase II, which would allow true nationwide Direct Connect capability; and

  •
  other risks and uncertainties described from time to time in our reports filed with the SEC.

Item 2. Properties

        We own no material real property. We lease our headquarters located in Kirkland, Washington. This facility is approximately 14,000 square feet, and we have a lease commitment on the facility through July 2006. We lease administrative offices of approximately 22,800 square feet in Minnetonka, Minnesota under a lease expiring March 2005 and we lease additional administrative office space of approximately 59,000 feet in Eden Prairie, Minnesota under a lease expiring November 2007. To operate our customer service call centers, we lease approximately 65,000 square feet of office space in Las Vegas, Nevada under a lease expiring October 2006 and approximately 67,000 square feet of office space in Panama City Beach, Florida under a lease expiring January 2008. We lease cell sites for the transmission of radio service under various master site lease agreements as well as individual site leases. The terms of these leases generally range from five to 25 years at monthly rents ranging from $300 to $3,200. As of December 31, 2002, we had 3,317 operational cell sites.

Item 3. Legal Proceedings

        On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a registration statement and prospectus that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers, and we intend to defend the action vigorously and will pursue all appropriate remedies available to us and our officers.

        On June 8, 2001 a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and requested that all similar actions pending in the Federal courts be consolidated in a multi-district proceeding. The judicial panel on multi-district litigation granted the defendants' request; and all related proceedings were consolidated in the U.S. District Court for the District of Maryland. The MDL court first heard the plaintiffs' motion to remand the cases back to the state courts from which they were removed, which motion the court denied. Discovery is stayed in all of the class actions pending the court's decision on the motion to dismiss. On or about March 5, 2003, the MDL court granted the defendants' consolidated motion to dismiss the plaintiffs' claims on preemption grounds. To our knowledge, the plaintiffs have not yet appealed the MDL court's order. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

        We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted for a vote of our security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

Market

        Our Class A common stock is traded on the Nasdaq National Stock Market under the symbol "NXTP." The following table sets forth, for the periods indicated, the high and low stock prices of our Class A common stock as reported on the Nasdaq National Stock Market:

Quarterly Common Stock Price Ranges for the Year Ended:	High	Low
December 31, 2001
First Quarter	$24.50	$11.00
Second Quarter	$18.02	$10.50
Third Quarter	$15.80	$4.35
Fourth Quarter	$12.32	$4.88
December 31, 2002
First Quarter	$12.95	$3.37
Second Quarter	$6.53	$2.40
Third Quarter	$6.47	$2.12
Fourth Quarter	$8.39	$4.53

Holders

        As of March 10, 2003, there were approximately 19,800 holders of record of our Class A common stock and a single stockholder of record holding all 79,056,228 shares of our Class B common stock.

Dividends

        We have never paid cash dividends on any of our capital stock, including our Class A common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends on our Class A common stock in the foreseeable future. In addition, our credit facility prohibits us from paying dividends without our lender's consent. Furthermore, the indentures pursuant to which our senior notes and senior discount notes were issued each prohibit us from declaring a cash dividend unless, after giving effect to such dividend, we would not be in default under such indentures, we remained in compliance with certain financial ratios and the amount of the dividend did not exceed the limits set forth in the indentures. We will, however, be required, in liquidation or upon mandatory redemption in February 2010, to pay dividends on our Series B preferred stock.

Recent Sales of Unregistered Securities

        During the fourth quarter of 2002 (on November 7 and 22 and December 10, 17, 19, 24, and 31) we issued an aggregate of 4,064,539 shares of our Class A common stock to three of our existing security holders exclusively in exchange for outstanding notes in the principal amount of $37 million previously issued by the company and held by these parties. No commission or remuneration was paid or given directly or indirectly for soliciting such exchange. These issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

        On July 11, 2002, we issued 180,000 restricted shares of our Class A common stock to four of our directors in exchange for services to be rendered to the company. These shares vest in equal annual installments over a three-year period, except for an aggregate of 15,000 shares, which vested immediately. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act.

        See Part III, Item 12 of this Annual Report for information regarding securities authorized for issuance under our equity compensation plans.

Item 6. Selected Consolidated Financial Data

        We have summarized below our historical consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The historical operating data presented below for the same periods are derived from our records.

        Please read this table together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$646,169	$363,573	$130,125	$28,136	$3,745
Equipment revenues(1)	24,519	13,791	5,745	4,584	1,564

Total revenues	670,688	377,364	135,870	32,720	5,309

Operating expenses:
Cost of service revenues	267,266	192,728	84,962	18,807	6,108
Cost of equipment revenues(1)	87,130	59,202	26,685	10,742	2,935
Selling, general and administrative	313,668	210,310	117,975	34,862	13,531
Stock-based compensation	12,670	30,956	70,144	27,256	447
Depreciation and amortization(2)	101,185	76,491	38,044	12,689	4,586

Total operating expenses	781,919	569,687	337,810	104,356	27,607

Operating income (loss)	(111,231)	(192,323)	(201,940)	(71,636)	(22,298)

Other income (expense):
Interest expense, net	(164,583)	(126,096)	(102,619)	(65,362)	—
Interest income	7,091	32,473	63,132	24,585	—
Gain (loss) on early extinguishment of debt(3)	4,427	—	(23,485)	—	—
Loss from disposal of assets	—	—	(228)	—	—

Total other income (expense)	(153,065)	(93,623)	(63,200)	(40,777)	—

Loss before deferred income tax provision and cumulative effect of change in accounting principle	(264,296)	(285,946)	(265,140)	(112,413)	(22,298)
Income tax provision	(18,188)	—	—	—	—

Loss before cumulative effect of change in accounting principle	(282,484)	(285,946)	(265,140)	(112,413)	(22,298)
Cumulative effect of change in accounting principle	—	(1,787)	—	—	—

Net loss	(282,484)	(287,733)	(265,140)	(112,413)	(22,298)
Mandatorily redeemable preferred stock dividends	(3,950)	(3,504)	(5,667)	—	—

Loss attributable to common stockholders	$(286,434)	$(291,237)	$(270,807)	$(112,413)	$(22,298)

Loss per share attributable to common stockholders, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(1.17)	$(1.19)	$(1.33)	$(38.18)
Cumulative effect of change in accounting principle	—	(0.01)	—	—

Net loss per share attributable to common stockholders	$(1.17)	$(1.20)	$(1.33)	$(38.18)

	As of December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments(4)	$195,029	$557,285	$928,346	$568,729	$16
Property, plant and equipment, net	1,000,076	845,934	532,702	252,223	107,948
FCC operating licenses, net	348,440	283,728	245,295	151,056	133,180
Total assets	1,735,925	1,821,721	1,793,084	1,015,327	247,666
Current liabilities	161,567	127,972	120,423	58,503	8,995
Long-term debt	1,424,600	1,327,829	1,067,684	785,484	—
Series B redeemable preferred stock	34,971	31,021	27,517	—	—
Total stockholders' equity	76,379	319,504	570,215	170,616	238,671
Total liabilities and stockholders' equity	$1,735,925	$1,821,721	$1,793,084	$1,015,327	$247,666
	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	36	33	24	6	—
Subscribers (end of period)	877,800	515,900	227,400	46,100	10,200
Cash flows from operating activities	$(116,469)	$(153,894)	$(116,028)	$(66)	$(14,791)
Cash flows from investing activities	$(201,648)	$(260,249)	$(514,003)	$(363,605)	$(104,334)
Cash flows from financing activities	$81,280	$224,950	$969,310	$517,928	$(119,141)
Adjusted EBITDA(5)	$2,624	$(84,876)	$(93,752)	$(31,691)	$(17,265)
Capital expenditures(6)	$250,841	$374,001	$303,573	$151,743	$98,034

1)
Effective January of 2000, we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of the impact of our adoption of this policy.

2)
Effective January 2002, we no longer amortize the cost of FCC licenses as a result of implementing SFAS No. 142 "Goodwill and Other Intangible Assets." See Note 1 of the Notes to Consolidated Financial Statements under the caption "FCC Licenses" for a more detailed description of the impact and adoption of SFAS No. 142.

3)
Effective December 31, 2002, we adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." As a result of the rescission of SFAS No. 4, the extraordinary loss from early extinguishment of debt presented in our financial statements during 2000 was reclassified into other income (expense). See Note 1 of the Notes to Consolidated Financial Statements under the caption "Recently Issued Accounting Pronouncements" for a more detailed description.

4)
Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

5)
Adjusted EBITDA represents net loss before interest expense, interest income, depreciation, amortization, stock-based compensation expense, gain (loss) on early extinguishment of debt, and loss from disposal of assets. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. A reconciliation of net cash used in operating activities to Adjusted EBITDA follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Net cash used in operating activities	$(116,469)	$(153,894)	$(116,028)	$(66)	$(14,791)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	98,777	70,138	43,176	17,302	—
Interest income	(7,091)	(32,473)	(63,132)	(24,585)	—
Change in working capital	27,407	31,353	42,232	(24,342)	(2,474)

Adjusted EBITDA income (loss)	$2,624	$(84,876)	$(93,752)	$(31,691)	$(17,265)

(6)
Capital expenditures are exclusive of capitalized interest and are offset by net proceeds from the sale and lease-back transactions of telecommunication towers and related assets to third parties accounted for as operating leases. We report capital expenditures in this manner to satisfy the reporting requirements for our debt covenants and investors. Capital expenditures are not a measure determined under generally accepted accounting principles, or GAAP, in the United States and may not be comparable to similarly titled measures reported by other companies. Capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Statements of Cash Flows, which is determined in accordance with GAAP. The following reconciles capital expenditures to the capital expenditures line reported on the Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Capital expenditures	$250,841	$374,001	$303,573	$151,743	$98,034
Add: cash paid portion of capitalized interest	1,993	5,449	5,545	1,231	6,300
Add: cash proceeds from sale and lease-back transactions accounted for as operating leases	2,562	10,425	9,259	2,246	—

Capital expenditures (reported on Consolidated Statements of Cash Flows)	$255,396	$389,875	$318,377	$155,220	$104,334

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some statements and information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts but are forward-looking statements. For a discussion of important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K, see "Risk Factors" and "Forward-Looking Statements."

        Please read the following discussion together with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview

        We provide digital mobile communications services using the Nextel brand name in mid-sized and tertiary markets throughout the United States. We offer digital cellular services; Direct Connect® (the long-range digital walkie-talkie service); wireless data services, including email; text messaging; and Nextel Online®, which provides wireless access to the Internet, an organization's internal databases and other applications. We hold licenses for wireless frequencies in markets where over 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 57 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined "Nextel Digital Mobile Network" constitutes one of the largest fully integrated digital wireless communications systems in the United States, covering 197 of the top 200 metropolitan statistical areas in the United States at the end of 2002. As of December 31, 2002 we had approximately 877,800 digital handsets in service in our markets.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues

        Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 78% to $646.2 million for the year ended December 31, 2002 as compared to $363.6 million recognized during 2001. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Mobile Network. Roaming revenues for 2002 accounted for approximately 12% of our service revenues, as compared to 16% in 2001. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to continue to decline due to the anticipated revenue growth that we expect to achieve from our increasing customer base.

        The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the year ended December 31, 2002 and 2001. For a discussion of this accounting policy, please see "Critical Accounting Policies—Revenue Recognition."

	For the Year Ended
	December 31, 2002	December 31, 2001
	(in thousands)
Revenues:
Service revenues billed or accrued	$649,366	$365,971
Activation fees deferred	(5,989)	(3,487)
Previously deferred activation fees recognized	2,792	1,089

Total service revenues reported	$646,169	$363,573

Equipment revenues billed	$36,287	$23,078
Equipment revenues deferred	(31,031)	(20,232)
Previously deferred equipment revenues recognized	19,263	10,945

Total equipment revenues reported	$24,519	$13,791

Cost of equipment revenues billed	$102,095	$70,887
Cost of equipment revenues deferred	(37,020)	(23,719)
Previously deferred cost of equipment revenues recognized	22,055	12,034

Total cost of equipment revenues reported	$87,130	$59,202

        Equipment revenues reported for 2002 were $24.5 million as compared to $13.8 million reported in 2001, representing an increase of $10.7 million, or 78%, due to an increase in our subscriber base. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

        Total revenues increased 78% to $670.7 million for the year ended December 31, 2002 as compared to $377.4 million generated in the same period in 2001. This growth in revenues was due to the increase in our subscriber base from our existing markets since we did not launch any new markets in 2002. In 2003, we expect our revenues to continue to increase as we add more subscribers and continue to introduce new products to our customers. However, although we anticipate continued growth in our revenues in 2003, we have launched all of our markets, other than Burlington, Vermont and Augusta, Georgia, and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

        For 2002, our average monthly revenue per unit, or ARPU, was $68, which was a decrease of $3 compared to 2001. We attribute the decrease in ARPU to an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and additional usage of features such as voice mail, short message services and, to a lesser extent, Nextel Online services and Nextel Worldwide roaming products. While we expect to continue to achieve ARPU levels above the industry average, we anticipate our ARPU to be in the mid to high $60s for 2003. The following table sets forth our revenues and ARPU:

Revenues
(dollars in thousands, except for ARPU)

	For the Year Ended December 31, 2002	% of Consolidated Revenues	For the Year Ended December 31, 2001	% of Consolidated Revenues
Service and roaming revenues	$646,169	96%	$363,573	96%
Equipment revenues	24,519	4%	13,791	4%

Total revenues	$670,688	100%	$377,364	100%

ARPU(1)	$68		$71

(1)
ARPU is an industry term that measures service revenues per month from our subscribers divided by the average number of subscribers in commercial service. ARPU is not a measurement under accounting principles generally accepted in the United States and may not be similar to ARPU measures of other companies. The following schedule reflects the ARPU calculation and reconciliation of service revenues reported on the Consolidated Statement of Operations to service revenues used for the ARPU calculation:

	For the Year Ended December 31,
	2002	2001
	(dollars and units in thousands, except for ARPU)
Service revenues (reported on Consolidated Statement of Operations)	$646,169	$363,573
Add: activation fees deferred and recognized for SAB 101	3,197	2,398
Less: roaming and other revenues	(80,452)	(58,545)

Service revenues for ARPU—annual	$568,914	$307,426

Average units (subscribers)	694	360

ARPU—monthly	$68	$71

Cost of Service Revenues

        Cost of service revenues consists primarily of network operating costs, which include site rental fees for cell sites and switches, utilities, maintenance and interconnect and other wireline transport charges. Cost of service revenues also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel's portion of the Nextel Digital Mobile Network. These expenses depend mainly on the number of operating cell sites, total minutes of use and the mix of minutes of use between interconnect and Direct Connect. The use of Direct Connect is more efficient than interconnect and, accordingly, relatively less costly to provide.

        For the year ended December 31, 2002, our cost of service revenues was $267.3 million as compared to $192.7 million for the same period in 2001, representing an increase of 39%. The increase in costs was primarily the result of bringing on-air approximately 529 additional cell sites since December 31, 2001, as well as an increase in airtime usage, both of which resulted in higher network operating costs. Increased airtime usage resulted both from the growth in the number of customers from 2001 as well as from the increased minutes of use per customer. We saw an increase in minutes of use per average subscriber, which was 598 average monthly minutes per subscriber for 2002. This is an increase of approximately 10% as compared to 545 average monthly minutes of use per subscriber in 2001. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows.

Cost of Equipment Revenues

        Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. As reflected in the following table, our cost of equipment revenues for the year ended December 31, 2002 was $87.1 million as compared to $59.2 million for the same period in 2001. The increase in costs was related mostly to the growth in number of subscribers. The table below reflects the cost of equipment revenues with the effect of SAB 101.

	For the Year Ended
	December 31, 2002	December 31, 2001
	(in thousands)
Cost of equipment revenues:
Cost of equipment revenues billed	$102,095	$70,887
Cost of equipment revenues deferred (effect of SAB 101).	(37,020)	(23,719)
Previously deferred cost of equipment revenues recognized (effect of SAB 101)	22,055	12,034

Total cost of equipment revenues reported	$87,130	$59,202

        Due to the unique "push to talk" functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. As a result, the table below shows the gross subsidy (without the effect of SAB No. 101) between equipment revenues and cost of equipment revenues was a loss of $65.8 million for 2002, as compared to a loss of $47.8 million in 2001, representing an increase of 38%. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Year Ended
	December 31, 2002	December 31, 2001
	(in thousands)
Equipment revenues billed	$36,287	$23,078
Cost of equipment revenues billed	(102,095)	(70,887)

Total gross subsidy for equipment	$(65,808)	$(47,809)

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the year ended December 31, 2002, selling, general and administrative expenses were $313.7 million as compared to $210.3 million for the same period in 2001, representing an increase of 49%.

        Sales and marketing expenses increased as a result of:

  •
  increased sales and marketing activities, including advertising expenses aimed to grow our customer base;

  •
  our hiring of additional sales and marketing employees to accommodate the growth along with increased commissions for our direct sales force; and

  •
  higher expenses related to a greater proportion of sales received from indirect distribution channels.

        General and administrative costs relate to corporate personnel including tax, legal, planning, human resources, information technology, treasury, accounting and our customer care center operations. Our general and administrative costs increased as a result of our:

  •
  hiring employees for our functional departments to support the growth of our markets;

  •
  increasing staff and operating expenses for our customer care service centers in Las Vegas, Nevada and Panama City Beach, Florida to support the growing customer base;

  •
  hiring employees for our information technology group to maintain and support systems; and

  •
  utilizing outside services to assist with the conversion to a new billing system.

        As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase in the foreseeable future. However, we expect our acquisition costs per new customer to decrease as we continue to increase the amount of sales from our low cost distribution channels, including our retail stores and web-based distribution channels, decrease equipment subsidies and work on increasing the productivity of our direct sales representatives.

Stock-Based Compensation Expense

        For the years ended December 31, 2002 and 2001, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of $12.7 million and $31.0 million, respectively. This is a non-cash expense. We expect stock-based compensation expense to decrease as the options continue to vest.

Depreciation and Amortization Expense

        For the year ended December 31, 2002, our depreciation and amortization expense was $101.2 million as compared to $76.5 million for the same period in 2001, representing an increase of 32%. The $24.7 million increase related primarily to depreciating the wireless network assets for the 529 additional cell sites placed in service since December 31, 2001, along with furniture and equipment purchased to set up new offices. We expect depreciation to continue to increase due to the additional cell sites we plan to place in service. Additionally, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we have determined that our FCC licenses have an indefinite life, and, as such, have discontinued amortization on our FCC licenses as of January 1, 2002. For the year ended December 31, 2001, we recorded $5.1 million of amortization for FCC licenses.

Interest Expense and Interest Income

        Interest expense, net of capitalized interest, increased from $126.1 million for the year ended December 31, 2001 to $164.6 million for the year ended December 31, 2002, representing an increase of 31%. The increase was due to a full year of interest expense on the 12.5% senior notes for $225 million that we issued in December 2001 as well as the additional $50 million term loan we obtained in February 2002. Additionally, for the years ended December 31, 2002 and December 31, 2001, we incurred approximately $2.3 million and $5.2 million, respectively, of interest expense related to a charge to adjust the fair market value of our interest rate swaps. We also capitalized approximately $3.2 million and $12.5 million of interest in 2002 and 2001, respectively.

        For the year ended December 31, 2002, interest income was $7.1 million, as compared to $32.5 million for the same period in 2001, representing a decrease of 78%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash and short-term investment balance as a result of expenditures related to the network build-out.

Net Loss

        For the year ended December 31, 2002, we had a loss attributable to common stockholders of approximately $286.4 million as compared to a loss of $291.2 million for the same period in 2001, representing a decrease of 2%. The $286.4 million loss includes a non-cash, non-operating charge of $18.2 million included as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS 142. The $286.4 million net loss also reflects a gain of $4.4 million related to the retirement of long-term debt in exchange for the issuance of common stock. Expenses increased in all categories as we continued to expand our markets and add subscribers to the network, hired personnel for our second customer care facility, and increased marketing and sales activities including media advertising to grow our customer base.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues

        Service revenues increased 179% to $363.6 million for the year ended December 31, 2001 as compared to $130.1 million recognized during the year ended December 31, 2000. Roaming revenues for 2001 accounted for approximately 16% of our service revenues, as compared to 19% for the year 2000.

        The following table shows the impact of SAB 101 for the years ended December 31, 2001 and 2000.

	For the Years Ended
	December 31, 2001	December 31, 2000
	(in thousands)
Service revenues billed or accrued	$365,971	$131,480
Activation fees deferred	(3,487)	(1,635)
Previously deferred activation fees recognized	1,089	280

Total service revenues reported	$363,573	$130,125

Equipment revenues billed	$23,078	$20,329
Equipment revenues deferred	(20,232)	(18,977)
Previously deferred equipment revenues recognized	10,945	4,393

Total equipment revenues reported	$13,791	$5,745

Cost of equipment revenues billed	$70,887	$42,624
Cost of equipment revenues deferred	(23,719)	(20,612)
Previously deferred cost of equipment revenues recognized	12,034	4,673

Total cost of equipment revenues reported	$59,202	$26,685

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

Markets	Market Launch
Wausau/Merrill/Weston/Stevens Point/Plover/Shawano, WI	4th Quarter 2001
Idaho Falls/Pocatello, ID	4th Quarter 2001
Ft. Dodge/Webster City/Clear Lake/Mason City, IA	4th Quarter 2001
Lubbock, TX	4th Quarter 2001
Odessa/Midland/San Angelo, TX	4th Quarter 2001
Amarillo, TX	4th Quarter 2001
Fargo/Grand Forks, ND	4th Quarter 2001
McAllen/Harlingen/Brownsville, TX	4th Quarter 2001
Altoona/Johnstown/State College/Williamsport, PA	4th Quarter 2001
Sioux City/Sioux Falls, IA/SD	4th Quarter 2001
Roanoke/Lynchburg/Charlottesville, VA	2nd Quarter 2001
Green Bay/Fond du Lac/Appleton/Sheboygan, WI	2nd Quarter 2001
Eau Claire/La Crosse, WI	2nd Quarter 2001
Rochester/Mankato, MN	2nd & 3rd Quarter 2001
Duluth, MN	2nd Quarter 2001
Hattiesburg/Jackson, MS	2nd Quarter 2001
Evansville/Owensboro, IN/KY	1st Quarter 2001
Laredo, TX	1st Quarter 2001
Little Rock, AR	1st Quarter 2001

Fayetteville-Springdale/Ft. Smith/Pine Bluff, AR	1st Quarter 2001
Abilene, TX	1st Quarter 2001
Terre Haute, IN	1st Quarter 2001
Columbus, GA/AL	1st Quarter 2001
Dothan/Auburn/Opelika, AL	1st Quarter 2001
Bristol/Johnson City/Kingsport, VA/TN	4th Quarter 2000
Corpus Christi/Victoria, TX	4th Quarter 2000
Macon/Warner Robins, GA	4th Quarter 2000
Albany, GA	4th Quarter 2000
Alexandria, LA	4th Quarter 2000
Texarkana, TX	3rd Quarter 2000
Shreveport/Monroe/Tyler/Longview, LA/TX	3rd Quarter 2000
Peoria/Springfield/Champaign/Bloomington/Decatur, IL	2nd Quarter 2000
Waterloo/Dubuque/Davenport/Cedar Rapids/Iowa City, IA	2nd Quarter 2000
Omaha/Lincoln, NE	2nd Quarter 2000
Des Moines, IA	2nd Quarter 2000
Boise/Twin Falls, ID	2nd Quarter 2000
Montgomery, AL	2nd Quarter 2000
Pensacola/Panama City/Fort Walton Beach, FL	2nd Quarter 2000
Lafayette/Lake Charles, LA	2nd Quarter 2000
Mobile, AL	2nd Quarter 2000
Beaumont, TX	2nd Quarter 2000
Pascagoula, MS	2nd Quarter 2000
Bryan/College Station, TX	2nd Quarter 2000
Harrisburg/York/Lancaster, PA	1st Quarter 2000
Wilkes-Barre/Scranton, PA	1st Quarter 2000
Louisville/Lexington-Fayette, KY	1st Quarter 2000
Tallahassee, FL	1st Quarter 2000
Temple/Killeen/Waco, TX	4th Quarter 1999
Erie, PA	4th Quarter 1999
Hawaii (all islands)	3rd Quarter 1998
Rochester, NY	3rd Quarter 1998
Buffalo, NY	3rd Quarter 1998
Syracuse/Utica-Rome/Binghamton/Elmira, NY	3rd Quarter 1998
Albany/Glens Falls, NY	3rd Quarter 1998

        Our ARPU remained at $71 for the year ended December 31, 2001 as it was for the year ended December 31, 2000. We attribute the consistent ARPU to the fact that we launched new markets, increased minutes used by customers and the use of additional features such as voice mail and short message services, and to a lesser extent, Nextel Online and Nextel Worldwide roaming products. The following table sets forth our revenues and ARPU:

Revenues
(Dollar amounts in thousands, except for ARPU)

	For the Year Ended December 31, 2001	% of Consolidated Revenues	For the Year Ended December 31, 2000	% of Consolidated Revenues
Service and roaming revenues	$363,573	96%	$130,125	96%
Equipment revenues	13,791	4%	5,745	4%

Total revenues	$377,364	100%	$135,870	100%

ARPU(1)	$71		$71

(1)
ARPU is an industry term that measures service revenues per month from our subscribers divided by the average number of subscribers in commercial service. ARPU is not a measurement under accounting principles generally accepted in the United States and may not be similar to ARPU measures of other companies. The following schedule reflects the ARPU calculation and reconciliation of service revenues reported on the Consolidated Statement of Operations to service revenues used for the ARPU calculation:

	For the Year Ended December 31,
	2001	2000
	(dollars and units in thousands, except for ARPU)
Service revenues (reported on Consolidated Statement of Operations)	$363,573	$130,125
Add: activation fees deferred and recognized for SAB 101	2,398	1,355
Less: roaming and other revenues	(58,545)	(25,671)

Service revenues for ARPU—annual	$307,426	$105,809

Average units (subscribers)	360	123

ARPU—monthly	$71	$71

Cost of Service Revenues

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

Selling, General and Administrative Expenses

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

  •
  hiring employees to maintain and support systems; and,

  •
  increasing bad debt due to the growth in subscriber base.

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

Interest Expense and Interest Income

        Interest expense, net of capitalized interest, increased from $102.6 million for 2000 to $126.1 million for 2001, representing an increase of 23%. The increase was due to interest during the entire year on the $200 million in 11% senior notes that we issued in March 2000 as well as the $200 million in 11% senior notes that we issued in July 2000, offset by the reduction in interest costs from our redemption in April 2000 of 35% of the 14% senior discount notes. Additionally, approximately $5.2 million related to the non-cash fair market value adjustments of our interest rate swaps was included as interest expense in 2001. We also capitalized approximately $12.5 million and $15.7 million of interest during 2001 and 2000, respectively.

        For 2001, interest income was $32.5 million, as compared to $63.1 million for 2000, representing a decrease of 48%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance because of additional spending related to the network build-out.

Cumulative Effect of Change in Accounting Principle

        Effective January 1, 2001, we adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedge Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133." SFAS 133 and 138 require a company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. We hold interest rate swap agreements to mitigate our interest rate risk. We determined under the new rules and criteria that our interest rate swap agreements are ineffective hedges, and thus do not qualify for hedge accounting treatment. The initial adoption resulted in the recording of an additional liability of $1.8 million, with the offset recorded as a cumulative effect of change in accounting principle.

Net Loss

        For 2001, we had a loss attributable to common stockholders of approximately $291.2 million as compared to a loss of $270.8 million for 2000, representing an increase of 8%. The $291.2 million loss for 2001 includes a charge of approximately $1.8 million relating to the implementation of SFAS 133. In addition, the loss for 2000 includes a charge of $23.5 million relating to the early retirement of the 14% senior notes. Expenses increased in all categories as we launched new markets, added subscriber usage to the network, hired staff for functional departments and offices, and increased marketing and sales activities for the existing and newly launched markets.

Liquidity and Capital Resources

        Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel Digital Mobile Network and expand or enhance coverage in our existing markets, including the future acquisitions of additional frequencies, the installation of new switches and the introduction of new services. Without limiting the foregoing, we expect capital expenditures to include, among other things, the purchase of switches, base radios, transmission towers and antennae, radio frequency engineering, and cell site construction.

        For the year ended December 31, 2002, we used $116.5 million in cash for operating activities, as compared to $153.9 million used for the same period in 2001. The decrease in the net use of funds was due to an increase in service revenues from customers, offset by an increased use of funds for operating activities related to hiring employees; billing system conversion; network operating costs for additional sites placed in service; increased marketing and sales activities; the purchase of telephone and accessory inventory; and an increase in receivables due to the growth of our customer base.

        Net cash used in investing activities during the year ended December 31, 2002 was $201.6 million, a decrease of $58.6 million as compared to the same period in 2001. The decrease in cash used in investing activities for 2002 was primarily due to the decrease in capital expenditures for the network as our business focus shifted from launching new markets to expanding existing markets. As of December 31, 2002 all of our markets except Burlington, Vermont and Augusta, Georgia, have been launched. During 2002, we invested $255.4 million in capital expenditures spent primarily to build out the Nextel Digital Mobile Network in Vermont and expand coverage on the Nextel Digital Mobile Network in our existing markets. In addition, we completed construction of our switches in Iowa and Florida. The additional switches are expected to result in an expense savings by reducing our switch-sharing costs. We also acquired certain network-related assets including cell sites from Nextel that included Augusta, Georgia and some important connecting corridors to complete connectivity of our respective territories. These properties acquired from Nextel provided us with approximately one million additional licensed Pops. Furthermore, we invested $52.2 million in FCC licenses during 2002, which excludes the licenses for the properties recently acquired from Nextel since the payment was accrued for but not actually paid by December 31, 2002. We anticipate our total capital spending in 2003 will be approximately $210 million.

        As of December 31, 2002, our cash and cash equivalents and short-term investments balance was approximately $195.0 million compared to $557.3 million as of December 31, 2001. In addition, we have access to an un-drawn line of credit of $100 million. While we believe we have sufficient funds to continue the build-out of our portion of the Nextel Digital Mobile Network to cover approximately 36 million Pops using the current 800 MHz iDEN system, acquire additional frequencies, install additional switches, and provide us with the working capital necessary to cover our debt service requirements including projected cash interest expense of $101.0 million and operating losses through 2003 (after which time we anticipate achieving positive free cash flow, meaning revenues will be sufficient to fund not only operating expenses but also financing and capital expenditures, for the full fiscal year), we cannot assure you that additional funding will not be necessary.

        Additionally, to the extent we decide to expand our digital mobile network or implement a "3G" technology, we would require additional financing to fund these projects. In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally, and in the wireless communications industry specifically, as well as market conditions and other factors that may be beyond our control.

        The following table provides details regarding our contractual obligations subsequent to December 31, 2002:

Payments due by Period
($000)

Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt and capital lease obligations	$4,629	$6,958	$7,249	$7,567	$155,632	$1,328,087	$1,510,122
Redeemable preferred stock	$—	$—	$—	$—	$—	$82,107	$82,107
Operating leases	$69,534	$66,942	$54,386	$34,362	$20,327	$48,455	$294,006
Purchase obligations	$7,567	$7,000	$500	$—	$—	$—	$15,067

Total contractual obligations	$81,730	$80,900	$62,135	$41,929	$175,959	$1,458,649	$1,901,302

        Included in the "Purchase obligations" caption are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See Note 11 to the consolidated financial statements appearing at the end of this Annual Report on Form 10-K for amounts paid to Motorola in 2002.

Sources of Funding

        To date, third-party financing activities have provided all of our funding. As of December 31, 2002 these financings totaled approximately $2.1 billion and included:

  •
  proceeds from cash equity contributions of $202.8 million in January 1999;

  •
  the offering of 14% senior discount notes for initial proceeds of $406.4 million in January 1999, less $191.2 million for the partial redemption of these notes in April 2000;

  •
  term loans incurred in the aggregate principal amount of $375.0 million in January 1999;

  •
  the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for class B common stock and Series B preferred stock in January 1999;

  •
  the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for Class A common stock, all of which had been used by December 31,1999;

  •
  net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million in February 2000;

  •
  the offering of 11% senior notes for $200 million in March 2000;

  •
  the offering of an additional $200 million in 11% senior notes in July 2000;

  •
  the offering of 12.5% senior discount notes for $210.4 million in December 2001;

  •
  net proceeds totaling $28.0 million from the sale of switches in Kentucky and Florida in July and October 2002; and

  •
  cancellation of existing indebtedness in November and December 2002 in the amount of $37.0 million in exchange for the issuance of shares of our Class A common stock.

        Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $23.1 million of the notes for shares of our Class A common stock. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $493.0 million by February 1, 2004. As of December 31, 2002, the accreted value of the outstanding 14% senior discount notes was approximately $425.9 million.

        Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000, January 25, 2001 and January 21, 2002. On February 5, 2002, we closed the transaction to amend our existing $150 million credit facility to provide for an additional $50 million term D loan. Currently, the credit facility, as amended, includes a $175 million term B loan, a $150 million term C loan, a $50 million term D loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $475 million. The $175 million term B loan matures on January 29, 2008, and the $150 million term C and $50 million term D loans mature on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of December 31, 2002, $375 million of term loans were outstanding and no amounts were outstanding under the $100 million revolving credit facility.

        The term B, C and D loans all bear interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted London Interbank Offering Rate ("LIBOR") plus, in each case,

applicable margins. The applicable margin for the term B loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the term C and D loans is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as defined by the Bank Credit Agreement, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of December 31, 2002, the interest rates on the $175 million term B loan, the $150 term C loan and the $50 million term D loan were 6.5%, 5.7% and 5.9%, respectively.

        Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt, create liens on assets or enter into significant transactions and covenants relating to minimum service revenues, subscriber units and covered Pops. The credit facility also contains covenants requiring that we maintain certain defined financial ratios and meet operational targets for service revenues, subscriber units and network coverage. As of December 31, 2002, we were in compliance with all covenants associated with this credit facility and anticipate remaining in compliance with these covenants for the foreseeable future.

        On March 10, 2000, we issued $200 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200 million of 11% senior notes, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. In November 2002 we exchanged $10.0 million of the notes for shares of our Class A common stock. Interest accrues for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year.

        On December 4, 2001 we issued in a private placement $225 million of 12.5% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12.5% senior discount notes for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12.5% per annum commencing on May 15, 2002, payable semiannually in cash in arrears on May 15 and November 15 of each year.

        As discussed in more detail in "Business—Risk Factors," if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

        In the future, we may opportunistically engage in additional debt-for-equity exchanges if the financial terms are sufficiently attractive.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see Note 1 "Operations and Significant Accounting Policies" in Item 8 of Part II, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

        We recognize service revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. These discounts typically relate to promotional service campaigns in which customers will receive a monthly discount on their service plan for a limited period depending on the features of the rate plan. Additionally, for situations where customers may have a billing dispute, coverage dispute or service issue we may grant a one-time credit or adjustment to the customer's bill. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. To account for the service revenues, including adjustments and discounts, that are unbilled at month-end, we make an estimate of unbilled service revenue from the end of the billed service period to the end of the month. This estimate, which is subjective, is based on a number of factors including: the increase in net subscribers, number of business days from the billed service period to the end of the month and the average revenue per subscriber, after taking partial billing periods in consideration. This estimate is accrued monthly and reversed the following month when the actual service period is billed again.

        Equipment revenues include sale of phone and accessory equipment. We recognize revenue for phone equipment on a straight-line basis over three years, starting when the customer takes title. The decision to defer these phone equipment revenues is further described in the following paragraph. For sale of accessory equipment, we recognize revenue when title passes, which is upon shipping the accessory to the customer.

        In accordance with Staff Accounting Bulletin 101 (SAB 101), "Revenue recognition in Financial Statements," our activation fees and phone revenues are deferred and recognized over three years. The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique "push to talk" feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed in addition to the amortization of the deferred costs.

Capitalization and Depreciation of Fixed Assets

        We are inherently capital intensive due to the build out of the digital network. Thus, we record our system (digital network) and non-system fixed assets, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on industry average estimated useful lives of up to 31 years for cell site shelters, three to ten years for digital mobile network equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

        Construction in progress includes costs of labor (internal and external), materials, transmission and related equipment, engineering, site design, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service. In capitalizing costs related to the construction of the digital network, we include costs that are required to activate the mobile network.

FCC Licenses

        FCC operating licenses are recorded at historical cost. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including PCS and cellular licenses, in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements.

        On January 1, 2002, we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, at least annually, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses. We performed asset impairment analyses on our FCC licenses in accordance with SFAS No. 142 as of January 1, 2002 for the transition and the annual assessment during the fourth quarter of 2002 and determined there has been no impairment related to our FCC licenses.

        As a result of the adoption of SFAS No. 142, we recorded a non-cash charge to our income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 and continue to increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. For the year ended December 31, 2002, the deferred tax provision attributable to FCC licenses was $18.2 million.

Impairment of Long-Lived Assets

        Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue. To date, we believe none of these factors has occurred and thus we have not recorded impairment to any of our long-lived assets. To the extent one of these factors is deemed to have occurred, we would write-down the net book value of the asset to the market value.

Recently Issued Accounting Pronouncements

        In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet estimated the effect of implementation on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds certain requirements to present a gain or loss on the extinguishment of debt as an extraordinary item, eliminates an inconsistency between the accounting required for sale-leaseback transactions and for certain lease modifications that have similar economic effects, and amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of the rescission of SFAS No. 4, the extraordinary loss from early extinguishment of debt presented in our financial statements during 2000 was reclassified into other income (expense). The provisions amending SFAS No. 13 and all other provisions are effective for transactions or financial statements issued on or after May 15, 2002. Other than the reclassification on our statement of operations, compliance with these provisions had no effect on our financial position, results of operations or cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We have not had any exit and disposal activities to date.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation expands the accounting guidance of SFAS Nos. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. We have concluded that this Interpretation does not require us to provide additional disclosure. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect implementation of this Interpretation to have a material effect on our financial position or results of operations.

        In November 2002, the EITF issued a final consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle. We are in the process of evaluating the impact of Issue 00-21, if any, on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." We have provided the disclosures required by SFAS No. 148.

        In January 2003, the FASB issued Interpretation No. 46, Consolidated of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not believe that we have any existing Variable Interest Entities that will require consolidation.

Related Party Transactions

Motorola Purchase Agreements

        Pursuant to the equipment purchase agreements between us and Motorola, who currently holds approximately 5.2% of our outstanding common stock, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Mobile Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

        For the years ended December 31, 2002, 2001 and 2000, we purchased approximately $182.1 million, $178.0 million and $154.7 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

        We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who currently holds approximately 31.6% of our outstanding common stock and with whom two of our directors are affiliated. The joint venture agreement, along with other operating agreements, between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company's monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party's network. For the years ended December 31, 2002, 2001 and 2000 we earned approximately $79.5 million, $58.1 million and $24.7 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

        During 2002, 2001 and 2000, recorded as part of cost of service revenues, we paid Nextel WIP $79.4 million, $58.4 million and $20.5 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs.

        During 2002 Nextel has continued to provide certain services to us for which we pay a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the years ended December 31, 2002, 2001 and 2000, we were charged approximately $4.1 million, $3.0 million and $2.3 million, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For 2002, 2001 and 2000, we were charged approximately $2.9 million, $1.5 million and $1.1 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

        In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefor in cash or in shares of Nextel common stock. The circumstances that could trigger these rights and obligations include, without limitation, termination of our operating agreements with Nextel WIP, a change of control of Nextel or a failure by us to make certain required changes to our business.

Business Relationship

        In the ordinary course of business, we have engaged the services of and leased tower space from American Tower Corporation, of which Mr. Dodge, one of our directors, is a stockholder, president, chief executive officer and chairman of the board of directors. During 2002, 2001 and 2000 we paid American Tower Corporation $10.3 million, $13.2 million and $6.2 million, respectively, for these services and tower leases.

DLJ Merchant Banking Relationship

        Donaldson, Lukfin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 11.4% of our outstanding common stock. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with its successor, Credit Suisse First Boston, or one of its affiliates. The amount of fees paid to the Credit Suisse and the DLJ Entities in connection with capitalization transactions for the years ended December 31, 2002, 2001 and 2000 were approximately $437,500, $2.4 million and $15.0 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risks arising from changes in interest rates. Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loans of our subsidiary under our credit facility. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50, million respectively, to partially hedge interest rate exposure with respect to our $325 million term B and C loans. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.7 million.

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative's fair value (for a cash flow hedge) are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges. Initial adoption resulted in the recording of an additional liability of $1.8 million. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the year ended December 31, 2002, we recorded a non-cash, non-operating charge of $2.3 million related to the market value of interest rate swap agreements which has been reflected in interest expense.

        The following discloses the fair value of the swap agreements recorded during 2002:

($000)
Fair value of liability as of December 31, 2001	$6,968
Change in fair value—interest rate changes	$2,326

Fair value of liability as of December 31, 2002	$9,294

        In January 1999, we issued our 14% senior discount notes, and in March 2000 and July 2000, we issued our 11% senior notes. In addition, on December 4, 2001 we issued 12.5% senior notes. While fluctuations in interest rates may affect the fair value of these notes and expose us to market risk causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.

        We do not intend to use financial instruments for trading or other speculative purposes, nor do we intend to be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counter parties. This credit risk is minimized by dealing with a group of major financial institutions with whom we have other financial relationships. We do not anticipate nonperformance by these counter parties. We are also subject to market risk should interest rates change.

Item 8. Financial Statements and Supplementary Data

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Nextel Partners, Inc.:

We have audited the 2002 consolidated financial statements of Nextel Partners, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of Nextel Partners, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report, dated January 25, 2002, on those consolidated financial statements, was unqualified, before the revision described in Note 1 to the consolidated financial statements, and included an explanatory paragraph that described the change in the Company's method of accounting for derivative instruments and hedging activities effective January 1, 2001, and the change in the Company's method of accounting for equipment revenues, activation fees and related costs effective January 1, 2000.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nextel Partners, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of Nextel Partners, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Nextel Partners, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

Seattle, Washington January 31, 2003

REPORT OF PRIOR INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JANUARY 25, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS, THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

To Nextel Partners, Inc.:

        We have audited the accompanying consolidated balance sheets of Nextel Partners, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP
Seattle, Washington January 25, 2002

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,522	$304,359
Short-term investments	127,507	252,926
Accounts receivable, net of allowance $10,197 and $4,068, respectively	130,459	85,129
Subscriber equipment inventory	16,413	7,115
Receivable from officer	2,200	—
Other current assets	13,393	9,540

Total current assets	357,494	659,069

PROPERTY, PLANT AND EQUIPMENT, at cost	1,222,183	968,268
Less—accumulated depreciation and amortization	(222,107)	(122,334)

Property, plant and equipment, net	1,000,076	845,934

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	348,440	283,728
Debt issuance costs, net of accumulated amortization of $13,527 and $9,061, respectively	29,915	30,790
Receivable from officer	—	2,200

Total non-current assets	378,355	316,718

TOTAL ASSETS	$1,735,925	$1,821,721

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,374	$71,009
Accrued expenses and other current liabilities	80,502	54,016
Due to Nextel WIP	23,691	2,947

Total current liabilities	161,567	127,972

LONG-TERM OBLIGATIONS:
12.5% Senior notes due 2009	211,572	210,492
14% Senior discount notes due 2009	425,861	392,337
11% Senior notes due 2010	390,000	400,000
Credit facility—term B, C and D	373,312	325,000
Long-term capital lease obligation	23,855	—
Deferred income taxes	18,188	—
Other long-term liabilities	20,220	15,395

Total long-term obligations	1,463,008	1,343,224

Total liabilities	1,624,575	1,471,196

COMMITMENTS AND CONTINGENCIES (See Notes)
REDEEMABLE PREFERRED STOCK, Series B redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	34,971	31,021

STOCKHOLDERS' EQUITY:
Common stock, Class A, par value $.001 per share 170,797,589 and 165,562,642 shares, respectively, issued and outstanding, and paid-in capital	897,756	865,807
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(983,444)	(697,010)
Deferred compensation	(1,245)	(12,605)

Total stockholders' equity	76,379	319,504

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,735,925	$1,821,721

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(dollars in thousands, except per share amounts)

	For the years ended December 31,
	2002	2001	2000
REVENUES:
Service revenues (Received from Nextel WIP $79,471, $58,087 and $24,685, respectively)	$646,169	$363,573	$130,125
Equipment revenues	24,519	13,791	5,745

Total revenues	670,688	377,364	135,870

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $100,138, $71,346 and $35,148, respectively) (paid to Nextel WIP $79,369, $58,403 and $20,506, respectively)	267,266	192,728	84,962
Cost of equipment revenues	87,130	59,202	26,685
Selling, general and administrative (paid to Nextel WIP $6,996, $4,500 and $3,419, respectively)	313,668	210,310	117,975
Stock based compensation (primarily selling, general and administrative related)	12,670	30,956	70,144
Depreciation and amortization	101,185	76,491	38,044

Total operating expenses	781,919	569,687	337,810

LOSS FROM OPERATIONS	(111,231)	(192,323)	(201,940)
Interest expense, net	(164,583)	(126,096)	(102,619)
Interest income	7,091	32,473	63,132
Gain(loss) on early retirement of debt	4,427	—	(23,485)
Loss from disposal of assets	—	—	(228)

LOSS BEFORE DEFERRED INCOME TAX PROVISION AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(264,296)	(285,946)	(265,140)
Deferred income tax provision	(18,188)	—	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(282,484)	(285,946)	(265,140)
Cumulative effect of change in accounting principle, net of $0 income tax	—	(1,787)	—

NET LOSS	(282,484)	(287,733)	(265,140)
Manditorily redeemable preferred stock dividends	(3,950)	(3,504)	(5,667)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(286,434)	$(291,237)	$(270,807)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle	$(1.17)	$(1.19)	$(1.33)
Cumulative effect of change in accounting principle	—	(0.01)	—

	$(1.17)	$(1.20)	$(1.33)

Weighted average number of shares outstanding	244,933,275	242,472,070	203,783,474

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2000, 2001 and 2002
(dollars in thousands)

			Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In Capital
	Preferred Stock
							Warrants Outstanding	Other Paid-In Capital	Accumulated Deficit	Subscriptions Receivable	Deferred Compensation
	Shares	Amount	Shares	Amount	Shares	Amount						Totals
BALANCE
December 31, 1999	216,727,272	$36	9,593,328	$145,420	—	$—	$3,847	$357,028	$(134,966)	$(83,048)	$(117,701)	$170,616
Initial public offering conversion to common stock
Series A preferred stock	(125,834,646)	(21)	125,834,646	208,163	—	—	—	(208,142)	—	—	—	—
Series C preferred stock	(64,672,626)	(11)	—	—	64,672,626	110,742	—	(110,731)	—	—	—	—
Series D preferred stock	(13,110,000)	(2)	—	—	13,110,000	22,266	—	(22,264)	—	—	—	—
Series B preferred stock reclassed	(13,110,000)	(2)	—	—	—	—	—	(21,848)	—	—	—	(21,850)
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(5,667)	—	—	(5,667)
Initial public offering stock issued	—	—	27,025,000	540,500	—	—	—	—	—	—	—	540,500
Net loss	—	—	—	—	—	—	—	—	(265,140)	—	—	(265,140)
Equity issuance costs	—	—	—	(31,223)	—	(5,957)	—	5,957	—	—	—	(31,223)
Deferred compensation—options forfeited	—	—	—	(2,938)	—	—	—	—	—	—	2,938	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	70,144	70,144
Subscription receivable from stockholders	—	—	—	—	—	—	—	—	—	75,637	—	75,637
Warrants exercised by stockholders	—	—	2,434,260	3,851	—	—	(3,847)	—	—	—	—	4
Class B common stock issued	—	—	—	—	1,273,602	36,261	—	—	—	—	—	36,261
Stock options exercised	—	—	85,000	142	—	—	—	—	—	—	—	142
Stock issued for employee stock purchase plan	—	—	42,768	791	—	—	—	—	—	—	—	791

BALANCE
December 31, 2000	—	—	165,015,002	864,706	79,056,228	163,312	—	—	(405,773)	(7,411)	(44,619)	570,215
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(3,504)	—	—	(3,504)
Net loss	—	—	—	—	—	—	—	—	(287,733)	—	—	(287,733)
Deferred compensation—options forfeited	—	—	—	(1,058)	—	—	—	—	—	—	1,058	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	30,956	30,956
Subscription receivable from stockholders	—	—	—	—	—	—	—	—	—	7,411	—	7,411
Stock options exercised	—	—	322,375	561	—	—	—	—	—	—	—	561
Stock issued for employee stock purchase plan	—	—	225,265	1,598	—	—	—	—	—	—	—	1,598

BALANCE
December 31, 2001	—	—	165,562,642	865,807	79,056,228	163,312	—	—	(697,010)	—	(12,605)	319,504
Series B redeemable preferred stock dividend	—	—	—	—	—	—	—	—	(3,950)	—	—	(3,950)
Net loss	—	—	—	—	—	—	—	—	(282,484)	—	—	(282,484)
Issuance of stock options and restricted stock	—	—	180,000	4,710	—	—	—	—	—	—	(4,710)	—
Conversion of long-term debt to common stock, net	—	—	4,064,538	28,056	—	—	—	—	—	—	—	28,056
Deferred compensation—options forfeited	—	—	—	(3,400)	—	—	—	—	—	—	3,400	—
Vesting of deferred compensation	—	—	—	—	—	—	—	—	—	—	12,670	12,670
Stock options exercised	—	—	420,987	816	—	—	—	—	—	—	—	816
Stock issued for employee stock purchase plan	—	—	569,422	1,767	—	—	—	—	—	—	—	1,767

BALANCE
December 31, 2002	—	$—	170,797,589	$897,756	79,056,228	$163,312	$—	$—	$(983,444)	$—	$(1,245)	$76,379

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(282,484)	$(287,733)	$(265,140)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income tax provision	18,188	—	—
Depreciation and amortization	101,185	76,491	38,044
Amortization of debt issuance costs	4,466	3,683	3,259
Interest accretion for senior discount notes	55,464	44,852	43,128
Bond discount amortization	1,079	70	—
Loss (gain) on retirement of debt	(4,427)	—	23,485
Fair value adjustments of derivative instruments	2,326	5,181	—
Cumulative effect of change in accounting principle	—	1,787	—
Stock based compensation	12,670	30,956	70,144
Other	(447)	(605)	(314)
Loss on disposal of assets	—	—	228
Changes in current assets and liabilities:
Accounts receivable, net	(45,330)	(50,217)	(27,740)
Subscriber equipment inventory	(9,298)	(3,969)	(1,451)
Other current and long-term assets	(6,149)	7,928	(9,114)
Accounts payable, accrued expenses and other liabilities	28,044	16,835	6,160
Operating advances due to/(from) Nextel WIP	8,244	847	3,283

Net cash used in operating activities	(116,469)	(153,894)	(116,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(255,396)	(389,875)	(318,377)
Change in capital expenditure-related accruals	(19,515)	(8,736)	53,864
FCC licenses	(52,156)	(43,506)	(54,152)
Proceeds from sale and maturities of short-term investments, net	125,419	181,868	(195,338)

Net cash used in investing activities	(201,648)	(260,249)	(514,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	—	540,500
Proceeds from borrowings	50,000	210,422	400,000
Payment to redeem 14% senior discount notes	—	—	(191,233)
Exercise of warrants	—	—	4
Stock options exercised	816	561	142
Proceeds from stock issued for employee stock purchase plan	1,767	1,598	791
Restricted cash transfer	—	—	175,000
Proceeds from equity contributions	—	7,411	75,637
Proceeds from sale lease-back transactions	30,591	10,425	9,259
Costs of equity issuance	(22)	—	(31,223)
Debt issuance costs	(1,872)	(5,467)	(9,567)

Net cash provided by financing activities	81,280	224,950	969,310

NET DECREASE IN CASH AND CASH EQUIVALENTS	(236,837)	(189,193)	339,279
CASH AND CASH EQUIVALENTS, beginning of period	304,359	493,552	154,273

CASH AND CASH EQUIVALENTS, end of period	$67,522	$304,359	$493,552

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Contribution of FCC licenses from Nextel Communications, Inc.	$—	$—	$36,261

Cash paid for taxes	$—	$—	$—

Capitalized interest on accretion of senior discount notes	$1,136	$4,801	$6,820

Accretion of redeemable preferred stock dividends	$3,950	$3,504	$5,667

Acquisition of equipment with capital lease	$27,453	$—	$—

Retirement of long-term debt with common stock	$28,078	$—	$—

CASH PAID FOR INTEREST, net of capitalized amount	$98,777	$70,138	$43,176

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001 and 2000

1.    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Nextel Partners ("We") provide a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. Our operations are primarily conducted by Nextel Partners Operating Corporation, ("OPCO"), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

        Our digital network ("Nextel Digital Mobile Network") has been developed with advanced mobile communication systems employing digital technology developed by Motorola (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN") with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. ("Nextel WIP"), an indirect wholly owned subsidiary of Nextel Communications, Inc. ("Nextel") provide for support services to be provided by Nextel WIP (see Note 11).

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

        In addition, if Nextel encounters financial or operating difficulties relating to its portion of the Nextel Digital Mobile Network, or experiences a significant decline in customer acceptance of services and products, our business may be adversely affected, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers.

        We are subject to the risks and challenges experienced by other companies at a similar stage of development including dependence on key individuals, successful marketing of products and services, and competition from larger companies with greater financial and marketing resources. We expect to continue to incur operating losses and to generate negative cash flow from operating activities at least through 2003. We, however, believe based on the amount of cash on hand and available borrowings under our line of credit, based on our projections, we will have sufficient funds to enable us to continue as a going concern past the end of 2003.

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

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Net Loss per Share

        In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. We have not had any issuances or grants for nominal consideration as defined under Staff Accounting Bulletin 98. For the years ended December 31, 2002, 2001 and 2000, approximately 710,000, 1.9 million and 4.9 million shares of restricted stock, respectively, and 16.5 million, 11.6 million and 8.5 million stock options were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

        The following schedule is our earnings per share calculation for the years ended December 31:

	2002	2001	2000
	(dollars in thousands, except per share amounts)
Loss attributable to common stockholders (numerator for basic and diluted)	$(286,434)	$(291,237)	$(270,807)

Gross weighted average common shares outstanding (denominator for basic and diluted)	245,556,250	243,016,840	205,690,415
Less:
Weighted average common shares subject to repurchase	622,975	544,770	1,906,941

Shares used in computation	244,933,275	242,472,070	203,783,474

Basic and diluted net loss per share	$(1.17)	$(1.20)	$(1.33)

Cash and Cash Equivalents

        Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments

        Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at December 31, 2002 and 2001 consist of U.S. Treasury, mortgage-backed securities, and commercial paper. We classify our debt securities as trading because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

        The fair value of our debt securities by major security type at December 31, were as follows:

	At December 31,
	2002	2001
	(in thousands)
U.S. Treasury	$—	$206,837
Mortgage-backed securities	127,507	12,345
Commercial paper	—	33,744

Total short-term investments	$127,507	$252,926

        These investments are subject to price volatility associated with any interest-bearing instrument. Net realized gains on trading securities during the years ended December 31, 2002, 2001 and 2000 were $307,000, $2.5 million and $512,000, respectively, and are included in interest income. Net unrealized holdings gains on trading securities held at year end for 2002 and included in interest income were $224,000 and net unrealized holdings losses on trading securities held at year end for 2001 and included in interest income were $134,000.

        The contractual maturities for the mortgage-backed securities were an average of approximately ten and eleven months as of December 31, 2002 and 2001, respectively. For the U.S. Treasuries and commercial paper, contractual maturities were an average of eleven and five months, respectively, as of December 31, 2001.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and include late payment fee charges for unpaid balances. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses that will occur in our existing accounts receivable balance. We review our allowance for doubtful accounts monthly. We determine the allowance based on the age of the balances and our experience of collecting on certain account types such as corporate, small business, government or other various classifications. Account balances are charged off against the allowance after all means of collection have been exhausted internally and the potential for recovery is considered remote or delegated to a third-party collection agency.

Subscriber Equipment Inventory

        Subscriber equipment is valued at the lower of cost or market. Cost for the equipment is determined by the first-in, first-out method. Equipment costs in excess of the revenue generated from equipment sales, or equipment subsidies, are expensed at the point of sale. We do not recognize the expected telephone subsidy prior to the point of sale due to the fact that we expect to recover the equipment subsidy through service revenues and the marketing decision to sell the equipment at less than cost is confirmed at the point of sale.

Property, Plant and Equipment

        Property, plant and equipment, including the assets under capital lease and improvements that extend useful lives, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization, including the assets under capital lease, are computed using the straight-line method based on estimated useful lives of up to thirty-one years for cell site shelters, three to ten years for equipment and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

        We follow the Accounting Standards Executive Committee Statement of Position ("SOP") 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs are amortized over three years, with the exception of the costs pertaining to the billing system which is amortized over seven years. As of December 31, 2002, and 2001, we had a net book value of $23.9 million and $2.5 million, respectively, of capitalized software costs. During the years ended December 31, 2002, 2001 and 2000, we recorded $3.8 million, $1.6 million and $841,000, respectively, in amortization expense.

        Construction in progress includes labor, materials, transmission and related equipment, engineering, site design, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service.

Long-Lived Assets

        Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. Thus far, we believe none of these factors has occurred and therefore have not recorded any impairment charges.

Sale-Leaseback Transactions

        We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During 2002, 2001 and 2000 we received cash proceeds of approximately $30.6 million, $10.4 million and $9.3 million, respectively, for assets sold to third parties. No gain was recognized on this transaction.

Capitalized Interest

        Our wireless communications systems and FCC licenses represent qualifying assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." We capitalized interest of approximately $3.2 million during 2002, $12.5 million during 2001, and $15.7 million during 2000.

FCC Licenses

        On January 1, 2002 we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed asset impairment analyses on our FCC licenses as of January 1, 2002 for the adoption of SFAS No. 142 and our annual assessment during the fourth quarter of 2002. In both cases we determined there had been no impairment related to our FCC licenses.

        As a result of adopting SFAS No. 142, we recorded a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the year ended December 31, 2002, we recorded an $18.2 million income tax provision relating to our FCC licenses and the adoption of SFAS No. 142.

        The following table illustrates the effect of FCC amortization on 2001 and 2000 results:

	Year Ended
	December 31, 2001	December 31, 2000
Loss attributable to common stockholders (in thousands)
As reported	$(291,237)	$(270,807)
FCC license amortization, net of tax of $1,980 and $1,114	3,156	1,776

Adjusted	$(288,081)	$(269,031)

Loss per share attributable to common stockholders
As reported	$(1.20)	$(1.33)

Adjusted	$(1.19)	$(1.32)

        FCC operating licenses are recorded at historical cost. Our FCC licenses and the requirements to maintain the licenses are similar to other licenses granted by the FCC, including Personal

Communications Services ("PCS") and cellular licenses, in that they are subject to renewal after the initial 10-year term. Historically, the renewal process associated with these FCC licenses has been perfunctory. The accounting for these licenses has historically not been constrained by the renewal and operational requirements.

Interest Rate Risk Management

        We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. These interest rate swap agreements have the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS 133, amounts paid or received under the interest rate swap agreements were accrued as interest rates changed and recognized over the life of the swap agreement as an adjustment to interest expense. As of December 31, 2000, the fair values of the swap agreements were not recognized in the consolidated financial statements, since the swap agreements met the criteria for hedge accounting prior to adoption of SFAS 133.

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative's fair value (for a cash flow hedge) are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges. Initial adoption resulted in the recording of an additional liability of $1.8 million. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the year ended December 31, 2002 and 2001, we recorded a non-cash, non-operating charge of $2.3 million and $5.2 million, respectively, related to the change in market value of interest rate swap agreements in interest expense.

        We will not use financial instruments for trading or other speculative purposes, nor will we be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counter parties. This credit risk is minimized by dealing with a group of major financial institutions with whom we have other financial relationships. We do not anticipate nonperformance by these counter parties. We are also subject to market risk should interest rates change.

Revenue Recognition

        Service revenue, net of customer discounts and adjustments, is recognized for airtime and other services over the period earned. We recognize revenue for phone equipment on a straight-line basis over the expected customer relationship, starting when the customer takes title. As required by Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements," our activation fees and phone equipment revenues are deferred and recognized over three years. The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique "push to talk" feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental equipment costs in excess of revenues generated from phone equipment sales are expensed. Subsequent to the initial deferral, the amortization of deferred revenue is equal to the amortization of the deferred costs, resulting in no change to loss from operations or net loss. For the years ended December 31, 2002, 2001 and 2000, we recognized $22.1 million, $12.0 million and $4.7 million, respectively, of activation fees and phone equipment revenues and equipment costs that had been previously deferred.

Advertising Costs

        Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $35.1 million, $25.7 million and $15.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Debt Issuance Costs

        In relation to the issuance of long-term debt discussed in Note 5, we incurred a cumulative total of $40.9 million, $39.6 million, and $34.2 million in deferred financing costs as of December 31, 2002, 2001 and 2000, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation using the effective interest rate method. For the years ended December 31, 2002, 2001 and 2000, $4.5 million, $3.7 million and $3.3 million of debt issuance costs, respectively, were amortized and included in interest expense.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." We have provided the disclosures required by SFAS No. 148.

        As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted in 2002, 2001 and 2000 our net loss and basic loss per share would have increased to the pro forma amounts indicated below:

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amount)
Net loss, as reported	$(282,484)	$(287,733)	$(265,140)
Add stock-based employee compensation expense included in reported net income	12,670	30,956	70,144
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(35,855)	(48,411)	(75,366)

Pro forma net loss	$(305,669)	$(305,188)	$(270,362)

Basic and diluted loss per share
As reported	$(1.17)	$(1.20)	$(1.33)

Pro forma	$(1.26)	$(1.27)	$(1.36)

Weighted average fair value per share of options granted	$4.48	$3.82	$10.41

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2002	2001	2000
Expected stock price volatility	80%	69%	69%
Risk-free interest rate	3.8%	4.57%—6.66%	4.57%—6.66%
Expected life in years	6 years	5 years	5 years
Expected dividend yield	0.00%	0.00%	0.00%

        The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

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

Segment Reporting

        SFAS 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS 131, we have determined that we have one reportable segment: wireless services.

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation including the reclassification of the loss on early retirement of debt for 2000 from an extraordinary item to other expense.

Recently Issued Accounting Pronouncements

        In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for us on January 1, 2003). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We have not yet estimated the effect of implementation on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds certain requirements to present a gain or loss on the extinguishment of debt as an extraordinary item, eliminates an inconsistency between the accounting required for sale-leaseback transactions and for certain lease modifications that have similar economic effects, and amends other existing pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. As a result of the rescission of SFAS No. 4, the extraordinary loss from early extinguishment of debt presented in our financial statements during 2000 was reclassified into other income (expense). The provisions amending SFAS No. 13 and all other provisions are effective for transactions or financial statements issued on or after May 15, 2002. Other than the reclassification on our statement of operations, compliance with these provisions had no effect on our financial position, results of operations or cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We have not had any exit and disposal activities to date.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The interpretation expands the accounting guidance of SFAS Nos. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. We have concluded that this Interpretation does not require us to provide additional disclosure. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect implementation of this Interpretation to have a material effect on our financial position or results of operations.

        In November 2002, the EITF issued a final consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle. We are in the process of evaluating the impact of Issue 00-21, if any, on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." We have provided the disclosures required by SFAS No. 148 in Note 1 under the Stock-Based Compensation caption.

        In January 2003, the FASB issued Interpretation No. 46, Consolidated of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. We do not believe that we have any existing Variable Interest Entities that will require consolidation.

2.    CAPITAL LEASE

        In 2002, we entered into an agreement with a third party for a sale-leaseback of certain switch equipment. The closing of this transaction resulted in proceeds to us of approximately $28 million. The gain recognized on this transaction was not material. Our lease for the equipment qualifies as a capital lease. The following was recorded as equipment under capital lease at December 31, 2002:

(in thousands)
Equipment	$27,453
Accumulated amortization	(1,103)

Net equipment	$26,350

        The following is a schedule of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2002:

(in thousands)
2003	$5,227
2004	5,227
2005	5,227
2006	5,227
2007	5,227
Thereafter	10,454

Total minimum lease payments	$36,589
Interest(1)	(9,793)

Present value of minimum lease payments	$26,796
Current portion of capital lease obligation	$(2,941)

Long-term portion of capital lease obligation	$23,855

(1)
Interest calculated based on the implicit rate in the lease agreement.

3.    PROPERTY AND EQUIPMENT

	December 31,
	2002	2001
	(in thousands)
Building and improvements	$7,101	$3,983
Equipment	1,016,492	807,730
Furniture and fixtures	85,345	34,571
Less—accumulated depreciation and amortization	(222,107)	(122,334)

Subtotal	886,831	723,950
Construction in progress	113,245	121,984

Total property and equipment	$1,000,076	$845,934

        For the years ended December 31, 2002, 2001 and 2000, we recorded depreciation expense of $101.2 million, $71.3 million and $35.1 million, respectively, including $1.0 million, $0 and $0, respectively, for assets under capital lease.

4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31,
	2002	2001
	(in thousands)
Accrued payroll and related	$34,002	$22,744
Accrued interest	18,306	16,668
Accrued network and interconnect	3,651	4,968
Current portion of long term debt and capital leases	4,629	—
Customer deposits	4,418	818
Accrued advertising	4,593	1,491
Other accrued expenses	10,903	7,327

Total accrued expenses and other current liabilities	$80,502	$54,016

5.    NON-CURRENT PORTION OF LONG-TERM DEBT

	December 31,
	2002	2001
	(in thousands)
12.5% Senior Notes due November 15, 2009, net of $13.4 million and $14.5 million discount at December 31, 2002 and 2001	$211,572	$210,492
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $67.1 million at December 31, 2002 and $127.7 million at December 31, 2001	425,861	392,337
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	390,000	400,000
Bank Credit Facility—Term B Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted London Interbank Offered Rate ("LIBOR")	173,687	175,000
Bank Credit Facility—Term C Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	149,625	150,000
Bank Credit Facility—Term D Loan, interest at Company's option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	50,000	—
Capital Lease Obligations	23,855	—

Total long-term debt	$1,424,600	$1,327,829

12.5% Senior Notes

        On December 4, 2001 we issued $225 million in aggregate principal amount 12.5% Senior Notes due 2009 (the "2001 Notes") in a private placement. We exchanged the 2001 Notes for registered notes having the same financial terms and covenants. The 2001 Notes were issued at a discount in which we received gross proceeds of $210.4 million and net proceeds of approximately $205.4 million. The discount on the 2001 Notes is amortized over the term of the debt. Interest accrues for the 2001 Notes at the rate of 12.5% per annum, payable semiannually in cash on May 15 and November 15 of each year, which commenced on May 15, 2002.

        The 2001 Notes represent senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 2001 Notes are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables of OPCO.

        The 2001 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2002, we were in compliance with applicable covenants.

        The 2001 Notes are redeemable at our option, in whole or in part, any time on or after November 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of liquidation. In addition, prior to November 15, 2004, we may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the 2001 Notes issued at a redemption price equal to 112.5% of the principal amount of the notes redeemed, plus accrued and unpaid interest and liquidated damages if any, with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the 2001 Notes originally issued remains outstanding immediately after the occurrence of such redemption, and that the redemption occurs within 60 days of such sale.

14% Senior Redeemable Discount Notes

        On January 29, 1999, we completed the issuance of Senior Redeemable Discount Notes due 2009 (the "1999 Notes"). We exchanged the 1999 Notes for registered notes having the same financial terms and covenants. The aggregate accreted value of the 1999 Notes was to increase from $406.4 million at issuance at a rate of 14%, compounded semi-annually, to a final accreted value equal to a principal amount at maturity of $800 million. On April 18, 2000 we redeemed 35% of the 1999 Notes for approximately $191.2 million, net of a loss of approximately $23.5 million for early retirement of debt. The redemption was made with a portion of the proceeds we received from our initial public offering of Class A common stock. In November and December 2002 we exchanged approximately $27.0 million of the notes for 2,966,977 shares at an average share price of $6.91 of our Class A common stock. The remaining aggregate accreted value of the 1999 Notes will increase at a rate of 14%, compounded semi-annually, to a final accreted value equal to a principal amount of $493 million as of February 2004. Thereafter, the 1999 Notes bear interest at a rate of 14% per annum payable semi-annually in cash in arrears, with the initial interest payment beginning on August 1, 2004 through February 2009 when the 1999 notes mature and become due.

        The 1999 Notes represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 1999 Notes are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

        The 1999 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2002, we were in compliance with applicable covenants.

        The 1999 Notes are redeemable at our option, in whole or in part, any time on or after February 1, 2004 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages, if any, at the date of liquidation.

11% Senior Notes

        On March 10, 2000 we issued $200 million in aggregate principal amount 11% Senior Notes due 2010, and on July 27, 2000 issued an additional $200 million of 11% Senior Notes, each in a private placement (the "2000 Notes"). We exchanged the 2000 Notes for registered notes having the same financial terms and covenants. In November 2002, we exchanged $10.0 million of the notes for 1,097,561 shares at $7.38 per share of our Class A common stock. Interest accrues for the 2000 Notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2000.

        The 2000 Notes represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 2000 Notes are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

        The 2000 Notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2002, we were in compliance with all of our required covenants.

        The 2000 Notes are redeemable at the our option, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages, if any, at the date of liquidation.

Bank Credit Facility

        On January 29, 1999, we, through OPCO, entered into a credit facility ("Term B Loan") with a syndicate of banks and other financial institutions led by Donaldson, Lufkin and Jenrette Securities Corporation, as arranger ("DLJSC"), and DLJ Capital Funding, Inc., as syndication agent ("DLJ Capital"). The Term B Loan includes a $175 million term loan facility and initially, a $100 million revolving credit facility. The Term B Loan has a maturity of nine years. The revolving credit facility terminates eight years from the initial funding.

        On September 9, 1999, we, through OPCO, entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with a syndicate of banks and other financial institutions with DLJ Capital Funding, Inc., as syndication agent. The parties agreed to amend and restate in its entirety the credit agreement to, among other things, obtain from certain of the Lenders an additional term loan commitment ("Term C Loan") in the maximum aggregate principal amount of $150 million. The Term C Loan facility has a maturity of nine years.

        On February 5, 2002 we, through OPCO, entered into an agreement to amend out existing credit facility to provide for an additional $50 million term loan ("Term D Loan"). The Term D Loan matures on July 29, 2008.

        The Term B, C and D Loans bear interest, at the our option, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The applicable margin for the Term B Loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. For the revolving credit facility, which is part of Term B Loan, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA (defined as net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted is positive at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA as adjusted and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. The applicable margin for the Term C and D Loan is 4.25% over LIBOR and 3.25% over the base rate. As of December 31, 2002, the interest rates on the $175 million term B Loan, the $150 term C Loan and the $50 million term D Loan were 6.5%, 5.7% and 5.9%, respectively. In addition, the interest rates on the $175 million term B Loan and the $150 term C Loan as of December 31, 2001 were 6.7% and 6.4%, respectively, and 11.0% and 10.3%, respectively, as of December 31, 2000.

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

        The Term B, C and D Loans are subject to mandatory prepayment: (i) with 100% of the net cash proceeds from the issuance of debt, subject to certain exceptions, (ii) with 100% of net cash proceeds of asset sales, subject to certain exceptions, (iii) with 50% of our excess cash flow (as defined), (iv) with 50% of the net cash proceeds from the issuance of equity at any time after the fifth anniversary of the credit facility, and (v) with 100% of net casualty proceeds, subject to certain exceptions.

        Our obligations under the Term B, C and D Loans are secured by a first-priority-perfected lien on all property and assets, tangible and intangible, of our subsidiaries including a pledge of the capital stock of all of our subsidiaries. We and our subsidiaries guarantee the obligations of OPCO under the Term B and C Loans. Such guarantee will only be recourse to our pledge of all of the outstanding capital stock of our subsidiaries to secure our obligations under the Term B and C Loans.

        The Term B, C and D Loans contain covenants and restrictions on our ability to engage in certain activities, including but not limited to: (i) limitations on the incidence of liens and indebtedness,

(ii) restrictions on sale lease-back transactions, consolidations, mergers, sale of assets, capital expenditures, transactions with affiliates and investments and (iii) restrictions on dividends, and other similar distributions.

        Additionally, the Term B, C and D Loans contain financial covenants requiring us to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of December 31, 2002, we were in compliance with all of our required covenants.

Future Maturities of Long-Term Debt

        Scheduled annual maturities of long-term debt outstanding as of December 31, 2002 under existing long-term debt agreements are as follows (in thousands):

2003	$1,688
2004	3,750
2005	3,750
2006	3,750
2007	151,469
Thereafter	1,318,593

1,483,000
Less—unamortized discount	(80,567)

$1,402,433

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value estimates, assumptions, and methods used to estimate the fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." We used quoted market prices to derive our estimates for the 1999 Notes (14% Senior Notes), the 2000 (Notes (11% Notes) and the 2001 Notes (12.5% Notes). For the Term B, C and D Loans we estimated the fair value to be the same as the carrying amount due to the variable rate nature of the loan facilities. For the redeemable preferred stock we estimated the fair values to be the same as the carrying amounts since it is subject to voluntary redemption for cash at our option at any time at its then current liquidation value. The carrying amount and fair value for the interest rate swap agreements covering our outstanding Term B and C credit facilities are the same since we record the fair value on the balance sheet each month.

	At December 31,
	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Long-term debt:
14% Senior Notes (the 1999 Notes)	$425.9	$364.8	$392.3	$312.0
11% Senior Notes (the 2000 Notes)	$390.0	$331.5	$400.0	$324.0
12.5% Senior Notes (the 2001 Notes).	$211.6	$202.5	$210.5	$200.3
Term B Loan	$175.0	$175.0	$175.0	$175.0
Term C Loan	$150.0	$150.0	$150.0	$150.0
Term D Loan	$50.0	$50.0	n/a	n/a
Redeemable preferred stock	$35.0	$35.0	$31.0	$31.0
Interest rate swap liability—Term B credit facility	$3.4	$3.4	$2.6	$2.6
Interest rate swap liability—Term C credit facility	$5.9	$5.9	$4.4	$4.4

7.    INCOME TAXES

        Deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Operating loss carry forwards	$379,228	$235,404
Interest	62,806	45,598
Deferred compensation	11,561	10,365
Other	15,425	7,322

Total deferred tax assets	469,020	298,689
Valuation allowance	(349,072)	(218,298)

	119,948	80,391

Deferred tax liabilities:
Property, plant and equipment	(119,948)	(77,329)
FCC licenses	(18,188)	(3,062)

	(138,136)	(80,391)

Net deferred tax liability	$(18,188)	$—

        At December 31, 2002 we had approximately $947.9 million of consolidated net operating loss ("NOL") carryforwards for federal income tax purposes expiring from 2019 to 2022, based on actual tax returns filed through 2001 and estimates prepared for the year ended December 31, 2002. At December 31, 2002 and 2001, we recorded a valuation allowance of approximately $349.1 million and $218.3 million, respectively. The increase of approximately $130.8 million in the valuation allowance between years is due to available objective evidence that would have created sufficient uncertainty regarding the realization of the net deferred tax assets. Such factors primarily would have included anticipated recurring operating losses resulting from the development of our business.

        We recorded tax expense of $18,188, $0, and $0 in 2002, 2001 and 2000, respectively. Our 2002 tax expense was all deferred tax expense.

        The difference between the expected benefit computed using the statutory tax rate of approximately 35% in 2002 and tax expense of $18,188 disclosed above is the result of (1) a non-cash, non-operating charge to increase our valuation allowance in connection with our adoption of SFAS No. 142, which resulted in our not being able to utilize the deferred tax liability created by FCC licenses as a source of income to realize our deferred tax assets, and (2) the full valuation allowance against our net deferred tax assets.

        The difference between the statutory tax of approximately 35% in 2001 and 2000 and the tax benefit of zero is primarily due to our full valuation allowance against the net deferred tax assets.

        Our ability to utilize the NOL in any given year may be limited by certain events, including a significant change in ownership interest. Approximately $9.4 million of the net operating loss carryforwards at December 31, 2002 result from deductions associated with the exercise of non-qualified employee stock options, of which the realization of a portion of these deductions would result in a credit to shareholders' equity.

8.    COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

        We lease various cell sites, equipment and office facilities under operating leases. Leases for cell sites are typically five years with renewal options. Office facilities and equipment are leased under agreements with terms ranging from one month to twenty years. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years.

        For years subsequent to December 31, 2002, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year are as follows (in thousands):

2003	$69,534
2004	66,942
2005	54,386
2006	34,362
2007	20,327
Thereafter	48,455

$294,006

        Total rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $67.7 million, $48.1 million and $25.7 million, respectively.

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

        The FCC has routinely granted license renewals, providing that the licensees have complied with applicable rules, policies and the Communications Act of 1934, as amended. We believe that we have met and will continue to meet all requirements necessary to secure the retention and renewal of our SMR licenses subsequent to the FCC- approved transfer of the licenses from Nextel WIP.

        On January 7, 2003, the FCC granted approval to transfer ownership of the licenses for the Augusta, Georgia and connected corridors from Nextel WIP to us, which we acquired for $12.5 million.

Legal Proceedings

        On December 5, 2001, a purported class action lawsuit was filed against us, two of our executive officers and four of the underwriters involved in our initial public offering. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer, and the underwriters involved in our initial public offering. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint seeks recessionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers, and we intend to defend the action vigorously and will pursue all appropriate remedies available to us and our officers.

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

        We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions or the items discussed above will have a material effect on our financial position or results of operations.

9.    CAPITAL STOCK, STOCK RIGHTS AND REDEEMABLE STOCK

        We currently have the authority to issue 713,110,000 shares of capital stock, divided into four classes as follows: (i) 500 million shares of Class A common stock, par value $.001 per share; (ii) 100 million shares of Class B convertible common stock, par value $.001 per share; (iii) 13,110,000 shares of Series B preferred stock, par value $.001 per share; and (iv) 100 million shares of other preferred stock.

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

        Class A Common Stock—Under certain circumstances, shares of Class A common stock and securities convertible into Class A common stock (other than Class B common stock) are callable at the option of Nextel WIP or may be put to Nextel WIP at the option of the holders thereof.

        Class B Common Stock—Shares of Class B common stock are convertible at any time at the option of the holder into an equal number of shares of Class A common stock upon a transfer by Nextel or Nextel WIP to a third party who is not a holder of Class B common stock.

        Ranking—With respect to rights on liquidation, dissolution or winding up, the order of preference is as follows:

  1.
  the Series B preferred stock;

  2.
  the Class A and Class B common stock.

        Series A, C and D Preferred Stock—Each share of Series A, C and D preferred stock was converted into one share of Class A common stock upon consummation of the IPO on February 25, 2000.

        Series B Preferred Stock—The Series B preferred stock is subject to mandatory redemption by us 375 days after February 1, 2009. The price for redemption will be the liquidation value, which accretes at an annual rate of 12% from the date of issuance. The Series B preferred stock is subject to voluntary redemption for cash at our option at any time at its then current liquidation value. The holders of Series B preferred stock do not have any voting rights other than to approve mergers or consolidations adverse to the rights of holders of such securities.

Common Stock Reserved for Issuance

        As of December 31, 2002, we reserved shares of common stock for future issuance as detailed below:

Employee options outstanding	16,489,171
Employee options available for grant	11,227,821
Employee stock purchase plan available for issuance	2,162,545

Total	29,879,537

10.  STOCK AND EMPLOYEE BENEFIT PLANS

Restricted Stock

        In 1998, we issued 8,774,994 shares of Class A common stock to our senior managers at $.00167 per share. During 1999 an additional 60,000 shares were issued to our senior management at $.00167 per share. Pursuant to the original agreements executed in connection with these grants, the shares issued to senior managers vested over a four-year period based on the passage of time and on certain Company performance goals related to revenue, EBITDA as adjusted, and the successful build-out of our network. At the time of the initial public offering (February 25, 2000), all vesting provisions related to performance goals were removed and these shares now vest solely based on the passage of time. Accordingly, compensation expense for 2000 and thereafter is fixed and recognized over the remaining vesting period of these restricted shares. As of December 31, 2002, 2001 and 2000, 8,834,994 shares, 8,290,224, shares and 6,928,053 shares, respectively, were considered fully vested.

        On July 11, 2002, we issued 180,000 restricted shares of Class A common stock to four of our directors in exchange for services to be rendered to the company. These shares vest in equal annual installments over a three-year period, except for 15,000 shares, which vested immediately upon issuance.

        Compensation expense for 2002, 2001 and 2000 accounted for as being fixed was approximately $8.4 million, $20.9 million and $45.8 million, respectively. We use the FIN 28 accelerated vesting model to recognize the compensation expense.

Nonqualified Stock Option Plan

        In January 1999, we adopted the Nonqualified Stock Option Plan (the "Plan"). Under the Plan, as amended, the Board of Directors may grant nonqualified stock options to purchase up to 28,545,354 shares of our Class A common stock to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and those granted under the Plan during 1999 and 2000 vest over 3 years with 1/3 vesting at the end of each year. No options under this Plan may be granted after January 1, 2008. For the options granted October 31, 2001 and thereafter, the vesting period was changed to four years with 1/4 vesting each year on October 31. Prior to the initial public offering, grants under this Plan were considered compensatory and were accounted for on a basis similar to stock appreciation rights. At the initial public offering (February 25, 2000), the intrinsic value of the outstanding options was recorded and is being amortized over the remaining vesting periods. We recognized compensation expense for the years ended December 31, 2002, 2001 and 2000 of approximately $4.3 million, $10.1 million and $24.3 million, respectively.

        The following table summarizes all stock options granted, exercised and forfeited by us including options issued outside of the Plan.

	Number of Options Outstanding	Option Price Range	Weighted Average Exercise Price
Outstanding December 31, 1999	5,049,600	$1.67–$1.85	$1.78
Granted	3,974,402	$14.13–$29.06	$17.02
Exercised	(85,000)	$1.67	$1.67
Forfeitures	(453,900)	$1.67–$14.13	$1.84

Outstanding December 31, 2000	8,485,102	$1.67–$29.06	$8.85
Granted	3,915,775	$4.95–$19.56	$6.23
Exercised	(322,375)	$1.67–$1.85	$1.77
Forfeitures	(488,752)	$1.85–$29.06	$11.51

Outstanding December 31, 2001	11,589,750	$1.67–$29.06	$8.05
Granted	6,671,885	$2.38–$8.00	$6.35
Exercised	(420,987)	$1.67–$5.35	$1.94
Forfeitures	(1,351,477)	$1.85–$29.00	$8.91

Outstanding December 31, 2002	16,489,171	$1.67–$29.06	$7.43

Exercisable, December 31, 2000	1,657,867	$1.67–$1.85	$1.78
Exercisable, December 31, 2001	3,937,026	$1.67–$29.06	$6.54
Exercisable, December 31, 2002	6,658,516	$1.67–$29.06	$7.49

        The following table is a summary of the stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.67–$ 1.85	3,546,563	6.7 years	$1.80	3,546,563	$1.80
$ 2.36–$ 5.00	2,497,110	9.6 years	$3.82	9,050	$4.97
$ 5.09–$ 7.68	3,197,628	8.9 years	$5.37	771,362	$5.36
$ 8.00–$14.41	3,878,125	9.0 years	$8.29	96,788	$13.03
$15.30–$19.56	3,274,995	8.0 years	$16.86	2,171,590	$16.86
$20.00–$29.06	94,750	7.6 years	$22.82	63,163	$22.82

$ 1.67–$29.06	16,489,171	8.4 years	$7.43	6,658,516	$7.49

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (the "ESPP) was made effective in April 2000 and provides for the issuance of up to 3 million shares of Class A common stock to employees participating in the plan. Eligible employees may subscribe to purchase shares of Class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code.) During 2002, 2001 and 2000, employees purchased 569,422 shares, 225,265 shares, and 42,768 shares, respectively, of Class A Common stock with an aggregate value of approximately $1.8 million, $1.6 million, and $791,000, respectively.

Employee Benefit Plan

        We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. For the years ended December 31, 1999 and 2000, we provided a matching contribution of $0.50 for every $1.00 contributed by the employee up to 2% of each employee's salary. Mid-year 2001, we increased the matching contribution to 3% of each employee's salary. Such contributions were approximately $1.2 million, $741,000 and $404,000 for the years ended December 31, 2002, 2001 and 2000, respectively. During the same years, we had no other pension or post-employment benefit plans.

Receivable from Officer

        On January 29, 1999, we advanced $2.2 million to one of our officers. The note did not bear interest and was collateralized by proceeds of the loan and the restricted stock of the officer. The note was due and paid in full on January 29, 2003.

11.  RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

        Pursuant to the equipment purchase agreements between us and Motorola, who currently holds approximately 5.2% of our outstanding common stock, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Mobile Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

        For the years ended December 31, 2002, 2001 and 2000, we purchased approximately $182.1 million, $178.0 million and $154.7 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

        We, our operating subsidiary and Nextel WIP, who currently holds approximately 31.6% of our outstanding common stock and with whom two of our directors are affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company's monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party's network. For the years ended December 31, 2002, 2001 and 2000 we earned approximately $79.5 million, $58.1 million and $24.7 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

        During 2002, 2001 and 2000, recorded as part of cost of service revenues, we paid Nextel WIP $79.4 million, $58.8 million and $20.5 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs.

        During 2002 Nextel has continued to provide certain services to us for which we pay a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the years ended December 31, 2002, 2001 and 2000, we were charged approximately $4.1 million, $3.0 million and $2.3 million, respectively, for these services. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For 2002, 2001 and 2000, we were charged approximately $2.9 million, $1.5 million and $1.1 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

        In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock.

Business Relationship

        In the ordinary course of business, we have engaged the services of and leased tower space from American Tower Corporation, of which one of our directors is a stockholder, president, chief executive officer and chairman of the board of directors. During 2002, 2001 and 2000 we paid American Tower Corporation $10.3 million, $13.2 million and $6.2 million, respectively, for these services and tower leases.

DLJ Merchant Banking Relationship

        Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lufkin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 11.4% of our outstanding common stock. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with its successor, Credit Suisse First Boston, or one of its affiliates. The amount of fees paid to the Credit Suisse and the DLJ Entities in connection with capitalization transactions for the years ending December 31, 2002, 2001 and 2000 were an aggregate of approximately $437,500, $2.4 million and $15.0 million, respectively.

12.  QUARTERLY FINANCIAL DATA (Unaudited)

        Selected quarterly consolidated financial information for the years ended December 31, 2001 and 2002 is as follows (dollar in thousands, except per share amounts):

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$65,546	$85,933	$105,125	$120,760

Operating expenses	$110,448	$136,762	$152,461	$170,016

Loss before cumulative effect of change in accounting principle	$(63,587)	$(70,969)	$(73,212)	$(78,178)

Cumulative effect of change in accounting principle	$(1,787)	$—	$—	$—

Loss attributable to common stockholders	$(66,199)	$(71,829)	$(74,108)	$(79,101)

Basic and diluted loss per share:
Loss per share before cumulative effect of change in accounting principle	$(0.26)	$(0.30)	$(0.31)	$(0.33)
Cumulative effect of change in accounting	(0.01)	—	—	—

Loss per share	$(0.27)	$(0.30)	$(0.31)	$(0.33)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$133,150	$161,086	$180,690	$195,762

Operating expenses	$176,038	$193,230	$202,333	$210,318

Loss attributable to common stockholders	$(91,663)	$(74,967)	$(65,882)	$(53,922)

Basic and diluted loss per share:
Loss per share	$(0.38)	$(0.31)	$(0.27)	$(0.22)

13.  VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Costs and Expenses	Write-Offs	Balance at End of Period
	(in thousands)
Year Ended December 31, 2000 Allowance for doubtful accounts	$1,193	$4,521	$4,316	$1,398

Year Ended December 31, 2001 Allowance for doubtful accounts	$1,398	$14,929	$12,259	$4,068

Year Ended December 31, 2002 Allowance for doubtful accounts	$4,068	$33,215	$27,086	$10,197

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 20, 2002, our Board of Directors approved the dismissal of Arthur Andersen LLP as our independent auditors and the appointment of KPMG LLP to serve as our auditors for the fiscal year ending December 31, 2002. We filed a Current Report on Form 8-K dated May 21, 2002, as amended, to report this change in our certifying accountant.

PART III

Item 10. Directors and Executive Officers of the Registrant

        For information with respect to our directors, see our definitive Proxy Statement ("Proxy Statement") for our Annual Meeting of Stockholders to be held May 8, 2003 ("Annual Meeting"), under the caption "Election of Directors," which is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        For information with respect to the security ownership of directors and executive officers, see the Proxy Statement for our Annual Meeting, under the caption "Security Ownership of Certain Beneficial Owners and Management," which in incorporated herein by reference.

        The information required by this item regarding equity compensation plan information is incorporated herein by reference from the Proxy Statement for our Annual Meeting under the caption "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions

        For information with respect to certain relationships and related transactions, see the Proxy Statement for our Annual Meeting under the caption "Certain Relationships and Related Transactions," which is incorporated herein by reference.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of filing this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. (a) Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements.

        The following Financial Statements are included in Part II Item 8:

2.    Financial Statement Schedules.

        Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.    Exhibits.

        The exhibits listed in the accompanying Index to Exhibits on pages 93 to 97 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K.

        Current Report on Form 8-K dated and filed November 29, 2002 reporting resignation of director.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.
Date: March 27, 2003	by:	/s/ JOHN CHAPPLE John Chapple, Chief Executive Officer and President

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date
/s/ JOHN CHAPPLE John Chapple	Chief Executive Officer, President (Principal Executive Officer) and Director	March 27, 2003
/s/ JOHN D. THOMPSON John D. Thompson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 27, 2003
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	March 27, 2003
/s/ ANDREW E. SINWELL Andrew E. Sinwell	Director	March 27, 2003
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 27, 2003
/s/ STEVEN B. DODGE Steven B. Dodge	Director	March 27, 2003
/s/ CAROLINE RAPKING Caroline Rapking	Director	March 27, 2003
/s/ ADAM ARON Adam Aron	Director	March 27, 2003

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

I, John Chapple, certify that:

1)
I have reviewed this annual report on Form 10-K of Nextel Partners, Inc.;

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JOHN CHAPPLE John Chapple President, Chief Executive Officer and Chairman of the Board

CERTIFICATION PURSUANT TO
EXCHANGE ACT RULE 13a-14

I, John D. Thompson, certify that:

1)
I have reviewed this annual report on Form 10-K of Nextel Partners, Inc.;

2)
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6)
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JOHN D. THOMPSON John D. Thompson Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

3.1(8)	Restated Certificate of Incorporation.
3.2*	Bylaws.
4.1	See Exhibits 3.1 and 3.2.
10.1*
Purchase Agreement, dated January 22, 1999, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.2**	Amended and Restated Shareholders' Agreement by and among the Company and the stockholders named therein.
10.2(a)(16)	Amendment No. 1 to Amended and Restated Shareholders' Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.2(b)(20)	Amendment No. 2 to Amended and Restated Shareholders' agreement dated March 20, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(c)(21)	Amendment No. 3 to Amended and Restated Shareholders' Agreement dated April 18, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(d)(22)	Amendment No. 4 to Amended and Restated Shareholders' Agreement dated July 25, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.3*	Joint Venture Agreement, dated as of January 29, 1999, by and among the Company, Nextel Partners Operating Corp., and Nextel WIP Corp.
10.4*	Interim Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.5*	Analog Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.6*	Trademark License Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.7*	Roaming Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.8*	Switch Sharing Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.9*+	Transition Services Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.10*+	iDEN (Registered Trademark) Infrastructure Equipment Purchase Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.11*+	Subscriber Purchase and Distribution Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.

10.12*	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel, dated as of January 29, 1999, among the Company, Nextel Partners Operating Corp. and Nextel Communications, Inc.
10.13*	Asset and Stock Transfer and Reimbursement Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.14*	Employment Agreement, dated as of January 29, 1999, between the Company and John Chapple.
10.15*	Employment Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.16*	Stock Option Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.17*	Non-negotiable Promissory Note, dated January 29, 1999, by John Thompson to the Company.
10.18	1999 Nonqualified Stock Option Plan of the Company
10.18(b)(29)	Third Amended and Restated 1999 Nonqualified Stock Option Plan.
10.18(c)(30)	Form of Restricted Stock Purchase Agreement to be executed between the Company and each of its outside directors who are issued restricted stock.
10.19*	Form of Restricted Stock Purchase Agreement, dated as of November 20, 1998, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
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
10.54(17)	Registration Rights Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.54(a)	Amendment No. 1 to Registration Rights Agreements dated effective as of June 14, 2002 by and among the Company and the stockholders named therein.
10.55+(23)	iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective as of November 1, 2000 by and between Motorola, Inc. and Nextel Partners Operating Corp.
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
10.64(28)	Amendment No. 3 and Consent to Credit Agreement, dated as of January 21, 2001, by and among Nextel Partners Operating Corp., Credit Suisse First Boston., The Bank of New York, and Bank of Montreal.
10.65(31)+	The Asset Purchase Agreement by and between Commercial Digital Services Corporation, Inc. and Nextel Partners, Inc.
10.65(a)(32)+	The Stock Purchase and Redemption Agreement by and between Nextel Partners, Inc., Mobile Relays, Inc. and the Stockholders of Mobile Relays, Inc.
21(27)	Subsidiaries of the Company.
23.1	Consent of KPMG LLP
23.2	Notice Regarding Consent of Arthur Andersen LLP
99.1	Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
24.1	Powers of Attorney (included on signature page hereof).

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

(26)
Incorporated by reference to Exhibit 10.6(a) to Form 10-Q filed August 13, 2001.

(27)
Incorporated by reference to Exhibit 21 to Form S-4 filed February 8, 2002.

(28)
Incorporated by reference to Exhibit 10.64 to Form 10-K filed March 22, 2002.

(29)
Incorporated by reference to Exhibit 10.18(b) to Form 10-Q filed August 14, 2002.

(30)
Incorporated by reference to Exhibit 10.18(c) to Form 10-Q filed August 14, 2002.

(31)
Incorporated by reference to Exhibit 10.65 to Form 10-Q filed May 14, 2002.

(32)
Incorporated by reference to Exhibit 10.65(a) to Form 10-Q filed May 14, 2002

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
  Item 8. Financial Statements and Supplementary Data
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements
Independent Auditors' Report
REPORT OF PRIOR INDEPENDENT PUBLIC ACCOUNTANTS
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (dollars in thousands, except per share amounts)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (dollars in thousands, except per share amounts)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity For the Years Ended December 31, 2000, 2001 and 2002 (dollars in thousands)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002, 2001 and 2000
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. (a) Financial Statements, Financial Statement Schedules and Exhibits
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13a-14
CERTIFICATION PURSUANT TO EXCHANGE ACT RULE 13a-14
INDEX TO EXHIBITS