Form 10-Q
period 2003-03-31
NEXTEL PARTNERS INC
filed 2003-05-13
CIK 1085707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the transition period from                              to                                      .

Commission file number:  000-29633

NEXTEL PARTNERS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1930918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4500 Carillon Point Kirkland, Washington	98033
(Address of principal executive offices)	(zip code)

(425) 576-3600
(Reqistrant's telephone number, including area code)

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

                                                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on May 8, 2003
Class A Common Stock	172,078,673 shares
Class B Common Stock	79,056,228 shares

NEXTEL PARTNERS, INC.

INDEX

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Consolidated Condensed Balance Sheets
As of March 31, 2003 and December 31, 2002

Consolidated Condensed Statements of Operations
Three months ended March 31, 2003 and 2002

Consolidated Condensed Statements of Cash Flows
Three months ended March 31, 2003 and 2002

Notes to Consolidated Condensed Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II

OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities and Use of Proceeds

	Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
 Consolidated Condensed Balance Sheets
(dollars in thousands, except per share amounts)

(unaudited)

	March 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,183	$67,522
Short-term investments	84,461	127,507
Accounts receivable, net of allowance $12,445 and $10,197, respectively	125,413	130,459
Subscriber equipment inventory	10,687	16,413
Receivable from officer	—	2,200
Other current assets	14,865	13,393
Total current assets	263,609	357,494

PROPERTY, PLANT AND EQUIPMENT, at cost	1,278,435	1,222,183
Less - accumulated depreciation and amortization	(254,567)	(222,107)
Property, plant and equipment, net	1,023,868	1,000,076

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	349,395	348,440
Debt issuance costs, net of accumulated amortization of $14,634 and $13,527, respectively	29,287	29,915
Total non-current assets	378,682	378,355

TOTAL ASSETS	$1,666,159	$1,735,925

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,923	$57,374
Accrued expenses and other current liabilities	62,524	80,502
Due to Nextel WIP	5,328	23,691
Total current liabilities	123,775	161,567

LONG-TERM OBLIGATIONS:
12.5% Senior notes due 2009	211,874	211,572
14% Senior discount notes due 2009	433,285	425,861
11% Senior notes due 2010	390,000	390,000
Credit facility - term B, C and D	372,375	373,312
Long-term capital lease obligation	23,404	23,855
Deferred income taxes	21,062	18,188
Other long-term liabilities	19,952	20,220
Total long-term obligations	1,471,952	1,463,008

Total liabilities	1,595,727	1,624,575

COMMITMENTS AND CONTINGENCIES (See Notes)

MANDATORILY REDEEMABLE PREFERRED STOCK, Series B Mandatorily redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	36,020	34,971

STOCKHOLDERS' EQUITY:
Common stock, Class A, par value $.001 per share 172,057,285 and 170,797,589 shares, respectively, issued and outstanding, and paid-in capital	905,764	897,756
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(1,033,682)	(983,444)
Deferred compensation	(982)	(1,245)
Total stockholders' equity	34,412	76,379
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,666,159	$1,735,925

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
 Consolidated Condensed Statements of Operations
(dollars in thousands, except per share amounts)

(unaudited)

	For the three months ended
	March 31,
	2003	2002

REVENUES:

Service revenues (Received from Nextel WIP $22,949 and $15,353, respectively)	$200,542	$127,664
Equipment revenues	7,267	5,486
Total revenues	207,809	133,150

OPERATING EXPENSES:

Cost of service revenues (excludes depreciation of $31,577 and $22,113, respectively) (paid to Nextel WIP $19,842, and $15,793, respectively)	71,581	61,429
Cost of equipment revenues	21,602	19,533
Selling, general and administrative (paid to Nextel WIP $2,504 and $1,326, respectively)	88,635	70,070
Stock based compensation (primarily selling, general and administrative related)	263	2,891
Depreciation and amortization	32,506	22,115
Total operating expenses	214,587	176,038
LOSS FROM OPERATIONS	(6,778)	(42,888)
Interest expense, net	(40,293)	(38,000)
Interest income	801	2,434
Gain (loss) on early retirement of debt	(45)	—
LOSS BEFORE DEFERRED INCOME TAX PROVISION	(46,315)	(78,454)
Deferred income tax provision	(2,874)	(12,279)
NET LOSS	(49,189)	(90,733)
Mandatorily redeemable preferred stock dividends	(1,049)	(930)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(50,238)	$(91,663)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle	$(0.20)	$(0.38)

Weighted average number of shares outstanding, basic and diluted	250,434,106	244,113,506

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
 Consolidated Condensed Statements of Cash Flows
(dollars in thousands)

(unaudited)

	For the Three Months Ended
	March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,189)	$(90,733)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income tax provision	2,874	12,279
Depreciation and amortization	32,506	22,115
Amortization of debt issuance costs	1,107	1,101
Interest accretion for senior discount notes	14,205	13,161
Bond discount amortization	303	242
Loss on retirement of debt	45	-
Fair value adjustments of derivative instruments	(609)	(1,391)
Stock based compensation	263	2,891
Other	(154)	(30)
Changes in current assets and liabilities:
Accounts receivable, net	5,046	(12,453)
Subscriber equipment inventory	5,726	1,098
Other current and long-term assets	583	(2,981)
Accounts payable, accrued expenses and other current liabilities	(13,790)	(4,374)
Operating advances due to/(from) Nextel WIP	(3,254)	352
Net cash used in operating activities	(4,338)	(58,723)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65,267)	(66,066)
FCC licenses	(13,441)	(4,428)
Proceeds from sale and maturities of short-term investments, net	43,046	30,186
Net cash used in investing activities	(35,662)	(40,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	50,000
Stock options exercised	133	162
Proceeds from stock issued for employee stock purchase plan	479	—
Proceeds from sale lease-back transactions	892	1,063
Costs of equity issuance	—	(5)
Capital lease payment	(387)	—
Debt issuance costs	(456)	(1,436)
Net cash provided by financing activities	661	49,784

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,339)	(49,247)

CASH AND CASH EQUIVALENTS, beginning of period	67,522	304,359

CASH AND CASH EQUIVALENTS, end of period	$28,183	$255,112

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for taxes	$—	$—
Capitalized interest on accretion of senior discount notes	$192	$263
Accretion of mandatorily redeemable preferred stock dividends	$1,049	$930
Retirement of long-term debt with common stock	$6,973	$—
CASH PAID FOR INTEREST, net of capitalized amount	$21,585	$28,329

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2003

(unaudited)

1.              BASIS OF PRESENTATION

Our interim consolidated financial statements for the three-month periods ended March 31, 2003 and 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods.  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

2.  OPERATIONS

Description of Business

Nextel Partners (“We”) provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the FCC. Our operations are primarily conducted by Nextel Partners Operating Corporation, (“OPCO”), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

Our digital network (“Nextel Digital Mobile Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”), provide for support services to be provided by Nextel WIP (see Note 7).

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

We are subject to the risks and challenges experienced by other companies at a similar stage of development, including dependence on key individuals, successful marketing of products and services, and competition from larger companies with greater financial and marketing resources. We believe, based on our projections to generate positive cash from operating activites, and the amount of cash on hand and available borrowings under our line of credit, we will have sufficient funds to enable us to continue as a going concern past the end of 2003.

To the extent we are not able to generate positive cash from operating activities, we will be required to use more of our available liquidity to fund operations or we would require additional financing.  We may be unable to raise additional capital on acceptable terms, if at all.  Furthermore, our ability to generate positive cash from operating activities is dependent upon the amount of revenue we receive from customers, operating expenses required to provide our service, the cost of acquiring customers and retaining customers and our ability to continue to grow our customer base.

Additionally, to the extent we decide to expand our digital mobile network or deploy next generation technologies, we would require additional financing to fund these projects.  In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally, and in the wireless communications industry specifically, as well as market conditions and other factors that may be beyond our control.  To the extent that additional capital is raised through the sale of equity or securities convertible into equity, the issuance of such securities could result in the dilution of our stockholders.

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

Net Loss per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, reduced by the weighted average common shares subject to repurchase. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. For the three months ended March 31, 2003 and 2002, approximately 180,000 and 544,770 shares of restricted stock, respectively, and 18.9 million and 15.2 million stock options, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

The following schedule is our net loss per share calculation for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands, except per share amounts)
Loss attributable to common stockholders (numerator for basic and diluted)	$(50,238)	$(91,663)

Gross weighted average common shares outstanding (denominator for basic and diluted)	250,614,106	244,658,276
Less: Weighted average common shares subject to repurchase	(180,000)	(544,770)
Shares used in computation	250,434,106	244,113,506
Basic and diluted net loss per share	$(0.20)	$(0.38)

Short-Term Investments

                                                Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at March 31, 2003 and 2002 consist of U.S. Treasuries, mortgage-backed securities, and commercial paper. We classify our debt securities as trading securities because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

 Sale-Leaseback Transactions

                                                We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three-month period ended March 31, 2003 and 2002 we received cash proceeds of approximately $892,000 and $1.1 million, respectively, for assets sold to third parties.  No gains were recognized on these transactions.

FCC Licenses and Adoption of SFAS 142

                                                On January 1, 2002 we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed asset impairment analyses on our FCC licenses as of January 1, 2002 for the adoption of SFAS No. 142 and our annual assessment during the fourth quarter of 2002. In both cases we determined there had been no impairment related to our FCC licenses.  For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Mobile Network , as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force, or EITF, Issue No. 02-7, “Unit of Accounting for Testing Impairment Indefinite-Lived Intangible Assets.”

                                                As a result of adopting SFAS No. 142, we are now required to record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss.  Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period.  Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three-month period ended March 31, 2003, we recorded a $2.9 million income tax provision relating to our FCC licenses.

Interest Rate Risk Management

                                                We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures.

                                                On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138.  These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value.  The interest rate swap agreements are included in other long-term liabilities on the balance sheet.  For the three months ended March 31, 2003 and 2002, we recorded non-cash, non-operating gains of $609,000 and $1.4 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

                                                We will not use financial instruments for trading or other speculative purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. We will be exposed to credit loss in the event of nonperformance by the counterparties. This credit risk is minimized by dealing with a group of major financial institutions with which we have other financial relationships. We do not anticipate nonperformance by these counterparties.

Revenue Recognition

                                                Service revenue, net of customer discounts and adjustments, is recognized for airtime and other services over the period earned.  We recognize revenue for phone equipment on a straight-line basis over the expected customer relationship, starting when the customer takes title.  As required by Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” our activation fees and phone equipment revenues are deferred and recognized over three years.  The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique “push to talk” feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental equipment costs in excess of revenues generated from phone equipment sales are expensed. Subsequent to the initial deferral, the amortization of deferred revenue is equal to the amortization of the deferred costs, resulting in no change to loss from operations or net loss. For the three months ended March 31, 2003 and 2002, we recognized $7.2 million and $4.4 million, respectively, of activation fees and phone equipment revenues and equipment costs that had been previously deferred.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Long-Lived Assets

                                                Our long-lived assets consist principally of property, plant and equipment.  It is our policy to assess impairment of long-lived assets pursuant with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment.  When we perform the SFAS 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers.  We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network.  Thus far, we believe none of the above factors has occurred and therefore have not recorded any impairment charges.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” We have provided the disclosures required by SFAS No. 148.

As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during first quarter 2003 and 2002, our net loss and basic and diluted loss per share would have increased to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(49,189)	$(90,733)
Add: stock-based employee compensation expense included in reported net income	263	2,891
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(7,015)	(8,792)
Pro forma net loss	$(55,941)	$(96,634)

Basic and diluted loss per share
As reported	$(0.20)	$(0.38)
Pro forma	$(0.23)	$(0.40)

Weighted average fair value per share of options granted	$4.69	$5.61

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2003	2002

Expected stock price volatility	80%	80%
Risk-free interest rate	3.8%	3.8%
Expected life in years	6 years	6 years
Expected dividend yield	0.00%	0.00%

                                                The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting of obligations associated with the reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”).  Under the scope of this pronouncement, we have ARO associated with removal of equipment from cell sites and towers that we lease from third parties.  Based on our analyses, we have concluded that for the reasons mentioned below, we are not able to reasonably estimate the fair values of the ARO.  First, to operate our digital mobile network, we will always need to have equipment deployed at these cell sites and towers. Most of our underlying lease agreements for these cell sites and towers extend for at least 30 years.  Furthermore, to be consistent with the view that our FCC licenses have indefinite lives under SFAS 142, we anticipate renegotiating lease extensions.  Finally, we have not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, we believe that estimating any probability at this time is not practicable.  As a result, upon adoption of SFAS No. 143 we did not record any ARO associated with the obligation to remove the equipment.

Recently Issued Accounting Pronouncements

                                                In November 2002, the EITF issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into during fiscal periods beginning after June 15, 2003.  Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle.  We are in the process of evaluating the impact of Issue 00-21, if any, on our financial position or results of operations.

                                                In January 2003, the FASB issued Interpretation No. 46, “Consolidated of Variable Interest Entities, an Interpretation of ARB No. 51.”  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The application of this Interpretation is not expected to have a material effect on our financial statements.  The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we would consolidate or disclose information about variable interest entities when the Interpretation becomes effective.  We do not believe that we have any existing variable interest entities that will require consolidation.

 4. PROPERTY, PLANT AND EQUIPMENT

	March 31,	December 31,
	2003	2002
	(in thousands)

Building and improvements	$7,550	$7,101
Equipment	1,055,867	1,016,492
Furniture and Fixtures	89,333	85,345

Less: accumulated depreciation and amortization	(254,567)	(222,107)

Subtotal	898,183	886,831

Construction in progress	125,685	113,245

Total property and equipment	$1,023,868	$1,000,076

5.  NON-CURRENT PORTION OF LONG-TERM DEBT

	March 31,	December 31,
	2003	2002
	(in thousands)

12.5% Senior Notes due November 15, 2009, net of $13.1 million and $13.4 million discount at March 31, 2003 and December 31, 2002, respectively	$211,874	$211,572
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $51.7 million at March 31, 2003 and $67.1 million at December 31, 2002	433,285	425,861
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	390,000	390,000
Bank Credit Facility — Term B Loan, interest at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	173,250	173,687
Bank Credit Facility — Term C Loan, interest at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	149,125	149,625
Bank Credit Facility — Term D Loan, interest at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	50,000	50,000
Capital lease obligations	23,404	23,855
Total long-term debt	$1,430,938	$1,424,600

                                                Our outstanding senior unsecured notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of March 31, 2003, we were in compliance with all of our required covenants.

                                                Our Term Loans contain financial covenants requiring us to maintain (i) certain defined ratios of senior debt and total debt to EBITDA (net loss before interest expense, interest income, depreciation, amortization and deferred compensation expense) as adjusted, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of March 31, 2003, we were in compliance with all of our required covenants.

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

On June 8, 2001 a purported class action lawsuit was filed against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects.  On or about March 5, 2003, the MDL court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims on preemption grounds. To our knowledge, the plaintiffs have not yet appealed the MDL court’s order.  We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the District Court of Hidalgo County, Texas against us, Nextel Communications, and Nextel West Corp.  The lawsuit is captioned Rolando Prado vs. Nextel Communications, Nextel West Corp and Nextel Partners, Cause No. C-695-03-B.  The complaint alleges that we falsely and deceptively increased our prices for wireless service.  Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged deception.  Plaintiffs also seek attorneys’ fees, expenses and, if permitted, punitive damages.  We believe the allegations are groundless and will vigorously defend against the action.

                                                On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against us, Nextel and Nextel South Corp.  The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli vs. Nextel Communications, Nextel Partners Operating Corp. and Nextel South Corp., Case No. 03-CA1065.  The complaint alleges, among other things, that we violated the Florida Deceptive and Unfair Trade Practices Act by allegedly deceptively and misleadingly characterizing charges on subscriber bills.  Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged deception.  Plaintiffs also seek attorneys’ fees and expenses.  We believe the allegations are groundless and will vigorously defend against the action.

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

                                                For the three months ended March 31, 2003 and 2002, we purchased approximately $44.0 million and $30.8 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

The Joint Venture Agreements

                                                We, our operating subsidiary and Nextel WIP, who currently holds approximately 31.5% of our outstanding common stock and with whom two of our directors are affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended March 31, 2003 and 2002 we earned approximately $22.9 million and $15.4 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

                                                During the three months ended March 31, 2003 and 2002, recorded as part of cost of service revenues, we paid Nextel WIP $19.8 million and $15.8 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

                                                During the first quarter of 2003 Nextel has continued to provide certain services to us for which we pay a fee based on Nextel’s cost to provide the services. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended March 31, 2003 and 2002, we were charged approximately $1.2 million and $1.0 million, respectively, for these services.  Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three-month period ended March 31, 2003 and 2002, we were charged approximately $1.3 million and $324,000, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

                                                In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock.

Business Relationship

                                                In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder, president, chief executive officer and chairman of the board of directors is one of our directors.  For the three months ended March 31, 2003 and 2002, we paid this company $2.3 million and $2.7 million, respectively, for these services and tower leases.

Subsequent Events

                                                On May 13, 2003, we closed a private offering of $150 million of convertible senior notes due 2008. The offering of the notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).  At the option of the holders, the notes are convertible at an initial conversion rate of 131.9087 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share of Class A common stock.  The notes will bear interest at a rate of 1½% per year.  We intend to use the net proceeds of the offering for general corporate purposes, including potential opportunistic purchases of currently outstanding debt obligations.

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

                                                Please read the following discussion together with our 2002 annual report on Form 10-K along with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this report.

Overview

                                                We provide digital mobile communications services using the Nextel brand name in mid-sized and tertiary markets throughout the United States. We offer digital cellular services; Direct Connect® (the long-range digital walkie-talkie service); wireless data services, including email; text messaging; and Nextel Online Services®, which provide wireless access to the Internet,  an organization’s internal databases and other applications. We hold licenses for wireless frequencies in markets where approximately 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel Communications, Inc. (“Nextel”) in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 57 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Mobile Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 198 of the top 200 metropolitan statistical areas in the United States.

                                                We offer a package of wireless voice and data services under the Nextel brand name targeted primarily to business users. We currently offer the following four services, fully integrated and accessible through a single wireless handset:

•                  digital mobile telephone service, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

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

•                  two-way messaging, which allows customers to receive and send short numeric and text messages from their handset; and

•                  Internet services, marketed as Nextel Online Services, which provide customers with Internet-ready handsets access to the World Wide Web and web-based applications such as email, address books, calendars and advanced Java™ enabled business applications.

                                                 As of March 31, 2003, we had approximately 964,600 digital subscribers. Our subscriber base grew 60% compared to March 31, 2002, when we had an ending subscriber count of approximately 601,100.  Our network provides coverage to approximately 36 million Pops, which include the markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, North Dakota, Pennsylvania, Tennessee, Texas, Virginia, West Virginia and Wisconsin.  We have two additional markets to launch during second quarter 2003, one is Augusta, Georgia that launched on May 8, 2003 and the other is Burlington, Vermont that is expected to launch during June 2003.

                                                Other accomplishments during first quarter 2003 include:

•                  The rolling launch in our markets of the first of a two-phase enhancement to Nationwide Direct Connect commenced in January 2003.  The first phase of the enhancement will allow our customers and Nextel customers traveling to a market outside of their local calling area to use Direct Connect in the visited market and to communicate instantly using Direct Connect with our customers and Nextel customers that reside in or who have traveled to that market.  As of March 31, 2003, all of our markets were equipped with traveling Direct Connect capability with the exception of Hawaii and upstate New York, which were completed in April 2003.

•                  We began to offer the BlackBerry 510 Wireless Handheld™ in our markets, which is a handheld device with both voice and data capabilities.

•                  We launched our new retail initiative and opened seven stores in addition to the current stores in Hawaii and Louisville, Kentucky for a total of eleven stores.  By the end of the year 2003 we expect to have over 40 retail stores in operation.

Selected Consolidated Financial Data

                                                We have summarized below our historical consolidated financial data as of and for the three months ended March 31, 2003 and 2002. The historical operating data presented below for the same periods are derived from our records.

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands)

Consolidated Statements of Operations Data:
Operating revenues:
Service revenues (1)	$200,542	$127,664
Equipment revenues (1)	7,267	5,486

Total revenues	207,809	133,150
Operating expenses:
Cost of service revenues (excludes depreciation of $31,577 and $22,113, respectively)	71,581	61,429
Cost of equipment revenues (1)	21,602	19,533
Selling, general and administrative	88,635	70,070
Stock-based compensation (primarily selling, general and administrative related)	263	2,891
Depreciation and amortization	32,506	22,115
Total operating expenses	214,587	176,038
Loss from operations	(6,778)	(42,888)
Other income (expense):
Interest expense, net	(40,293)	(38,000)
Interest income	801	2,434
Gain (loss) on early extinguishment of debt	(45)	—
Total other income (expense)	(39,537)	(35,566)
Loss before deferred income tax provision	(46,315)	(78,454)
Deferred income tax provision	(2,874)	(12,279)
Net loss	(49,189)	(90,733)
Mandatorily redeemable preferred stock dividends	(1,049)	(930)
Loss attributable to common stockholders	$(50,238)	$(91,663)

Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.38)

	As of	As of
	March 31,	December 31,
	2003	2002
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments (2)	$112,644	$195,029
Property, plant and equipment, net	1,023,868	1,000,076
FCC operating licenses, net	349,395	348,440
Total assets	1,666,159	1,735,925
Current liabilities	123,775	161,567
Long-term debt	1,430,938	1,424,600
Series B mandatorily redeemable preferred stock	36,020	34,971
Total stockholders’ equity	34,412	76,379
Total liabilities and stockholders’ equity.	$1,666,159	$1,735,925

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	36	35
Subscribers (end of period)	964,600	601,100
Cash flows from operating activities	$(4,338)	$(58,723)
Cash flows from investing activities	$(35,662)	$(40,308)
Cash flows from financing activities	$661	$49,784
Adjusted EBITDA (3)	$25,991	$(17,882)
Net capital expenditures (4)	$55,753	$57,372

(1)          Effective January of 2000, we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the impact of our adoption of this policy.

(2)          Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

(3)          Adjusted EBITDA represents loss from operations before depreciation, amortization and stock-based compensation.  Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity.  However Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. A reconciliation of net cash used in operating activities to Adjusted EBITDA follows:

	For the Three Months Ended March 31,
	2003	2002
Net cash used in operating activities	$(4,338)	$(58,723)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	21,585	28,329
Interest income	(801)	(2,434)
Change in working capital and other	9,545	14,946
Adjusted EBITDA income (loss)	$25,991	$(17,882)

4)              Net capital expenditures are exclusive of capitalized interest and are offset by net proceeds from the sale and lease-back transactions of telecommunication towers and related assets to third parties accounted for as operating leases. We report net capital expenditures in this manner because we believe it reflects the net cash used as defined by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. Net capital expenditures as defined are not a measure determined under  GAAP in the United States and may not be comparable to similarly titled measures reported by other companies.  Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Condensed Statements of Cash Flows, which is determined in accordance with GAAP. The following reconciles net capital expenditures to the capital expenditures line reported on the Consolidated Condensed Statements of Cash Flows:

	For the Three Months Ended March 31,
	2003	2002
Net capital expenditures	$55,753	$57,372
Add: cash paid portion of capitalized interest	321	476
Add: cash proceeds from sale and lease-back transactions accounted for as operating leases	892	1,063
Change in capital expenditures accrued or unpaid	8,301	7,155
Capital expenditures (reported on Consolidated Condensed Statements of Cash Flows)	$65,267	$66,066

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues

                                                Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 57% to $200.5 million for the three-month period ended March 31, 2003 as compared to $127.7 million for the same period in 2002. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Mobile Network.  Roaming revenues for the first quarter accounted for approximately 11% of our service revenues, as compared to 12% in 2002.  Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to continue to decline due to the anticipated revenue growth that we expect to achieve from our customer base.

                                                The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the three months ended March 31, 2003 and 2002.  For a discussion of this accounting policy, please see “Critical Accounting Policies — Revenue Recognition.”

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)

Revenues:
Service revenues billed or accrued	$201,164	$128,564
Activation fees deferred	(1,631)	(1,406)
Previously deferred activation fees recognized	1,009	506
Total service revenues reported	$200,542	$127,664

Equipment revenues billed	$11,061	$9,105
Equipment revenues deferred	(10,028)	(7,537)
Previously deferred equipment revenues recognized	6,234	3,918
Total equipment revenues reported	$7,267	$5,486

Cost of equipment revenues billed	$26,018	$24,051
Cost of equipment revenues deferred	(11,659)	(8,942)
Previously deferred cost of equipment revenues recognized	7,243	4,424
Total cost of equipment revenues reported	$21,602	$19,533

                                                Equipment revenues reported for first quarter 2003 were $7.3 million as compared to $5.5 million reported for the same period in 2002, representing an increase of $1.8 million, or 32.7%, due to an increase in our subscriber base. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

                                                Total revenues increased 56% to $207.8 million for the three months ended March 31, 2003 as compared to $133.2 million generated in the same period in 2002.  This growth in revenues was due to the increase in our subscriber base from our existing markets since we did not launch any new markets in 2002 or during first quarter 2003.  We expect our revenues to continue to increase as we add more subscribers and continue to introduce new products to our customers.  However, although we anticipate continued growth in our revenues in 2003, we have launched all of our markets, other than Burlington, Vermont and Augusta, Georgia, and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

                                                For first quarter 2003, our average monthly revenue per unit, or ARPU, was $65, which was a decrease of $3 compared to first quarter 2002. We attribute the decrease in ARPU to an increase in competitive pricing plans, growth in the number of government segment subscribers and a one-time billing conversion issue, offset by additional usage of features such as voice mail, short message services, Nextel Online Services and Nextel Worldwide roaming products. We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2003.  The following table sets forth our revenues and ARPU:

Revenues

(dollars in thousands, except for ARPU)

	For the Three Months Ended March 31, 2003	% of Consolidated Revenues	For the Three Months Ended March 31, 2002	% of Consolidated Revenues

Service and roaming revenues	$200,542	97%	$127,664	96%
Equipment revenues	7,267	3%	5,486	4%
Total revenues	$207,809	100%	$133,150	100%
ARPU(1)	$65		$68

(1)                                  ARPU is an industry term that measures service revenues per month from our subscribers divided by the average number of subscribers in commercial service.  ARPU, itself, is not a measurement under GAAP in the United States and may not be similar to ARPU measures of other companies; however, ARPU uses GAAP measures as the basis for calculation.  We believe that ARPU provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting high value customers.  The following schedule reflects the ARPU calculation and reconciliation of service revenues reported on the Consolidated Condensed Statements of Operations to service revenues used for the ARPU calculation:

	For the Three Months Ended March 31,
	2003	2002
	(dollars and units in thousands, except for ARPU)
Service revenues (reported on Consolidated Condensed Statements of Operations)	$200,542	$127,664
Add: activation fees deferred and recognized for SAB 101	622	900
Less: roaming revenues and other revenues	(22,949)	(15,538)
Service revenues for ARPU—three months	$178,215	$113,026

Average units	921	558
ARPU—monthly	$65	$68

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

                                                For the three months ended March 31, 2003, our cost of service revenues was $71.6 million as compared to $61.4 million for the same period in 2002, representing an increase of 17%.  The increase in costs was primarily the result of bringing on-air approximately 550 additional cell sites since March 31, 2002, as well as an increase in airtime usage, both of which resulted in higher network operating costs. Increased airtime usage resulted both from the growth in the number of customers from 2002 as well as from the increased average minutes of use per customer. We saw an increase in average minutes of use per subscriber, which was 603 average monthly minutes per subscriber for first quarter 2003.  This is an increase of approximately 13% as compared to 533 average monthly minutes of use per subscriber for the same period in 2002.  We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows.

Cost of Equipment Revenues

                                                Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. As reflected in the following table, our cost of equipment revenues for the three-month period ended March 31, 2003 was $21.6 million as compared to $19.5 million for the same period in 2002. The increase in costs was related mostly to the growth in number of subscribers.  The table below reflects the cost of equipment revenues taking into account the effect of SAB 101.

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)

Cost of equipment revenues:
Cost of equipment revenues billed	$26,018	$24,051
Cost of equipment revenues deferred (effect of SAB 101).	(11,659)	(8,942)
Previously deferred cost of equipment revenues recognized (effect of SAB 101)	7,243	4,424
Total cost of equipment revenues reported	$21,602	$19,533

                                                Due to the unique “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors.  As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. Therefore, we believe these amounts best represent the economics and actual cash subsidy on equipment costs.  As a result, the table below shows the gross subsidy (without the effect of SAB No. 101) between equipment revenues and cost of equipment revenues was a loss of $15.0 million for first quarter 2003, as compared to a loss of $14.9 million for the same period in 2002.  We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months Ended March 31,
	2003	2002
	(in thousands)

Equipment revenues billed	$11,061	$9,105

Cost of equipment revenues billed	26,018	24,051
Total gross subsidy for equipment	$14,957	$14,946

Selling, General and Administrative Expenses

                                                Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended March 31, 2003, selling, general and administrative expenses were $88.6 million as compared to $70.1 million for the same period in 2002, representing an increase of 26%.

                                                Sales and marketing expenses increased as a result of:

•	increased sales and marketing activities, including advertising expenses aimed to grow our customer base; and

•	higher expenses for commissions related to a greater proportion of sales received from indirect distribution channels

                                                General and administrative costs relate to corporate personnel including tax, legal, planning, human resources, information technology, treasury, accounting, service and repair and our customer care center operations. Our general and administrative costs increased as a result of:

•	increasing staff and operating expenses for our customer care service centers in Las Vegas, Nevada and Panama City Beach, Florida to support the growing customer base; and

•	additional billing, collection, customer retention and customer care related costs to support a larger and growing customer base.

                                                As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we are able to implement.  Overall, we expect our acquisition costs per new customer to decrease as we continue to increase the amount of sales from our low cost distribution channels, including our retail stores and web-based distribution channels, decrease equipment subsidies and work on increasing the productivity of our direct sales representatives.  However, during second quarter 2003, we do expect to see an increase in acquisition costs per new customer as we launch the majority of our new retail stores.

Stock-Based Compensation Expense

                                                For the three-month period ended March 31, 2003 and 2002, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $300,000 and $2.9 million, respectively. This is a non-cash expense.  Subject to our mandatory adoption of any future accounting pronouncements, we expect stock-based compensation expense to continue to decrease as the options continue to vest.

Depreciation and Amortization Expense

                                                For the first quarter ended March 31, 2003, our depreciation and amortization expense was $32.5 million compared to $22.1 million for the same period in 2002, representing an increase of 47%.  The $10.4 million increase related primarily to depreciating wireless network assets for the new switches in Iowa and Florida put in operation in 2002 and for the 550 additional cell sites placed in service since March 31, 2002, along with furniture and equipment purchased for the offices and new retail stores.  We expect depreciation to continue to increase due to the additional cell sites we plan to place in service.

Interest Expense and Interest Income

                                                Interest expense, net of capitalized interest, increased from $38.0 million for the three-month period ended March 31, 2002 to $40.3 million for the three months ended March 31, 2003, representing an increase of 6%. Additionally, for the three-month period ended March 31, 2003 and 2002, interest expense was reduced by approximately $609,000 and $1.4 million, respectively, related to a non-cash fair market value adjustment of our interest rate swap agreements.  We also capitalized approximately $539,000 and $765,000 of interest for the same periods in 2003 and 2002, respectively.

                                                For the three months ended March 31, 2003, interest income was $801,000, as compared to $2.4 million for the same period in 2002. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash and short-term investment balance as a result of expenditures related to the network build-out.

Net Loss

                                                For the three months ended March 31, 2003, we had a loss attributable to common stockholders of approximately $50.2 million as compared to a loss of $91.7 million for the same period in 2002, representing a decrease of 45%. The $91.7 million loss includes a non-cash, non-operating charge of $12.3 million as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS 142 on January 1, 2002.

Liquidity and Capital Resources

                                                Our primary liquidity needs arise from the capital requirements necessary to complete the build-out of our portion of the Nextel Digital Mobile Network, specifically Burlington, Vermont and Augusta, Georgia, and to enhance coverage in our existing markets, including the future acquisition of additional frequencies, the installation of new or additional switch equipment and the introduction of new technology and services. Without limiting the foregoing, we expect capital expenditures to include, among other things, the purchase of switches, base radios, transmission towers and antennae, radio frequency engineering, and cell site construction.

                                                For the three months ended March 31, 2003, we used $4.3 million in cash for operating activities, as compared to $58.7 million used for the same period in 2002. The decrease in the net use of funds was due to an increase in service revenues from customers, a decline in our accounts receivable balance from customers through increased collection activity and a reduction in telephone and accessory inventory on-hand, offset by an increased use of funds for operating activities and related production costs for the billing system, network operating costs for additional sites placed in service, and increased marketing and sales activities.

                                                Net cash used in investing activities during the first quarter 2003 was $35.7 million, a decrease of $4.6 million as compared to the same period in 2002. The decrease in cash used in investing activities was primarily due to additional proceeds from the sale of short-term investments and less capital expenditures, offset by $12.5 million paid to Nextel for the FCC licenses for the properties acquired at the end of 2002.  We anticipate our total capital spending for 2003 to drop from a prior forecast of $210 million to $200 million based on technology improvements employed by network equipment.

                                                As of March 31, 2003, our cash and cash equivalents and short-term investments balance was approximately $112.6 million compared to $195.0 million as of December 31, 2002.  In addition, we have access to an undrawn line of credit of $100 million for a total liquidity position of $212.6 million.  For the year ended December 31, 2003 our projections show that we expect to generate positive cash from operating activities (including after payment of our projected cash interest expenses), which will enhance our existing liquidity position.  We believe that our positive cash from operating activities, along with our existing cash and cash equivalents and short-term investments balance and access to our line of credit, as necessary, will provide sufficient funds to continue the build-out of our portion of the Nextel Digital Mobile Network, acquire additional frequencies, install an additional switch, and fund working capital requirements through 2004, which we expect to be our first full year of positive free cash flow.  Please refer to the Free Cash Flow caption below for the definition and reconciliation of this non-GAAP measure to the most directly comparable GAAP measure of net change in cash and cash equivalents.  In addition, please see the caption Recent Developments for a description of our recently completed convertible debt financing.

                                                To the extent we are not able to generate positive cash from operating activities, we will be required to use more of our available liquidity to fund operations or we would require additional financing.  We may be unable to raise additional capital on acceptable terms, if at all.  Furthermore, our ability to generate positive cash from operating activities is dependent upon the amount of revenue we receive from customers, operating expenses required to provide our service, the cost of acquiring customers and retaining customers and our ability to continue to grow our customer base.

                                                Additionally, to the extent we decide to expand our digital mobile network or deploy next generation technologies, we would require additional financing to fund these projects.  In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally, and in the wireless communications industry specifically, as well as market conditions and other factors that may be beyond our control.  To the extent that additional capital is raised through the sale of equity or securities convertible into equity, the issuance of such securities could result in the dilution of our stockholders.

Free Cash Flow

Free cash flow represents Adjusted EBITDA (see above) less capital expenditures, payments for licenses, acquisitions and other, net cash interest paid, plus changes in working capital and other.  Free cash flow is not a measurement determined under GAAP in the United States and may not be similar to free cash flow measures of other companies.  We believe that free cash flow provides useful information about the amount of cash our business is generating after interest payments and reinvestments in the business and is most directly comparable to the GAAP measure net change in cash and cash equivalents.  A reconciliation of net change in cash and cash equivalents to free cash flow follows:

For the Three Months Ended March 31, 2003
(in thousands)
Adjusted EBITDA	$25,991
Capital expenditures	(65,267)
FCC licenses	(13,441)
Cash paid interest, net of capitalized interest	(21,585)
Change in working capital and other	33,501
Interest income	801
Free cash flow (negative)	(40,000)

Financing activities	661
Net decrease in cash and cash equivalents (reported on Consolidated Condensed Statements of Cash Flows)	$(39,339)

                                                Although we have stated that we expect to be free cash flow positive for the full year 2004, we are currently unable to provide a quantitative reconciliation of free cash flow to net change in cash and cash equivalents for the full year 2004 because significant GAAP information relating to 2004 fiscal periods that would be necessary to determine our anticipated 2004 net change in cash and cash equivalents, including, without limitation, our anticipated cash flows from operating activities, investing activities and financing activities is currently not available or ascertainable with the requisite specificity without unreasonable effort.

                                                The following table provides details regarding our contractual obligations subsequent to March 31, 2003:

	Payments due by Period ($000)
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt and capital lease obligations	$3,917	$6,958	$7,249	$7,567	$155,632	$1,320,087	$1,501,410
Redeemable preferred stock	—	—	—	—	—	82,107	82,107
Operating leases	54,120	69,528	56,973	36,959	22,902	51,072	291,554
Purchase obligations	5,742	7,000	500	—	—	—	13,242
Total contractual obligations	$63,779	$83,486	$64,722	$44,526	$178,534	$1,453,266	$1,888,313

                                                Included in the “Purchase obligations” caption are minimum amounts due under our most significant agreements for telecommunication services required for back-office support.  Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years.  Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments.  See Note 7 in the Notes to the Consolidated Condensed Financial Statements appearing in this Form 10-Q for amounts paid to Motorola for the three-month period ended March 31, 2003 and 2002 and Note 11 in the Notes to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K for 2002, 2001 and 2000.

Sources of Funding

                                                To date, third-party financing activities have provided all of our funding. As of March 31, 2003 these financings totaled approximately $2.1 billion and included:

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

•                  net proceeds totaling $28.0 million from the sale of switches in Kentucky and Florida in July and October 2002; and

•                  cancellation of existing indebtedness in November and December 2002 and January and February 2003 in the amount of $45.0 million (face value) in exchange for the issuance of shares of our Class A common stock.

                                                Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (face value) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (face value) of the notes for shares of our Class A common stock.  The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $485.0 million by February 1, 2004. As of March  31, 2003, the accreted value of the outstanding 14% senior discount notes was approximately $433.3 million.

                                                Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000, January 25, 2001, January 21, 2002 and April 17, 2003. On April 17, 2003, we amended our existing credit facility, including our related guaranty and pledge agreement, to permit the issuance of additional unsecured debt, subject to the terms and conditions of the credit facility and our related guaranty and pledge agreement.  On February 5, 2002, we closed the transaction to amend our existing $425 million credit facility to provide for an additional $50 million term D loan.  Currently, the credit facility, as amended, includes a $175 million term B loan, a $150 million term C loan, a $50 million term D loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $475 million. The $175 million term B loan matures on January 29, 2008, and the $150 million term C and $50 million term D loans mature on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of March 31, 2003, $375 million of term loans were outstanding and no amounts were outstanding under the $100 million revolving credit facility.

                                                The term B, C and D loans all bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The applicable margin for the term B loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the term C and D loans is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as defined by the Bank Credit Agreement, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of March 31, 2003, the interest rates on the $175 million term B loan, the $150 term C loan and the $50 million term D loan were 6.0%, 5.7% and 5.6%, respectively.

                                                Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt, create liens on assets or enter into significant transactions and covenants relating to minimum service revenues, subscriber units and covered Pops. The credit facility also contains covenants requiring that we maintain certain defined financial ratios and meet operational targets for service revenues, subscriber units and network coverage. As of March 31, 2003, we were in compliance with all covenants associated with this credit facility and anticipate remaining in compliance with these covenants for the foreseeable future.

                                                On March 10, 2000, we issued $200 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200 million of 11% senior notes, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. In November 2002 we exchanged $10.0 million (face value) of the notes for shares of our Class A common stock.  Interest accrues for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year.

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

Recent Developments

                                                We announced on May 2, 2003 that John Thompson, our Vice President, Chief Financial Officer and Treasurer, will be transitioning into a new position of Vice President of Strategic Initiatives in order to spend more time with his family.  Mr. Thompson will continue to serve as our Chief Financial Officer and Treasurer until a successor is named.  Although a timeline has not been established for the transition, we have begun a search for a new Chief Financial Officer.

On May 13, 2003, we closed a private offering of $150 million of convertible senior notes due 2008. The offering of the notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).  At the option of the holders, the notes are convertible at an initial conversion rate of 131.9087 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share of Class A common stock.  The notes will bear interest at a rate of 1½% per year.  We intend to use the net proceeds of the offering for general corporate purposes, including potential opportunistic purchases of currently outstanding debt obligations.

Critical Accounting Policies

                                                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions.  For additional information see Note 3 “Significant Accounting Policies” in Item 1 of Part I, “Financial Statements (Unaudited)” of this Form 10-Q, and Note 1 “Operations and Significant Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2002.  Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions or conditions.

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

                                                In accordance with Staff Accounting Bulletin 101 (SAB 101), “Revenue recognition in Financial Statements,” our activation fees and phone revenues are deferred and recognized over three years. The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately.  The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique “push to talk” feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed in addition to the amortization of the deferred costs.

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

                                                On January 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, at least annually, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses.  We performed asset impairment analyses on our FCC licenses in accordance with SFAS No. 142 as of January 1, 2002 for the transition and the annual assessment during the fourth quarter of 2002 and determined there has been no impairment related to our FCC licenses.  For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Mobile Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force, or EITF, Issue No. 02-7, “Unit of Accounting for Testing Impairment Indefinite-Lived Intangible Assets.”

                                                As a result of the adoption of SFAS No. 142, we recorded a non-cash charge to our income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss.  This charge is required because we have significant deferred tax liabilities related to FCC licenses.  Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss.  Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period.  Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 and continue to increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase.  For the three months ended March 31, 2003 and 2002, the deferred tax provision attributable to FCC licenses was $2.9 million and $12.3 million, respectively.

Impairment of Long-Lived Assets

                                                Our long-lived assets consist principally of property, plant and equipment.  It is our policy to assess impairment of long-lived assets pursuant with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment.  When we perform the SFAS 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers.  We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network.  Thus far, we believe none of the above factors has occurred and therefore have not recorded any impairment charges.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) which addresses financial accounting and reporting of obligations associated with the reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”).  Under the scope of this pronouncement, we have ARO associated with removal of equipment from cell sites and towers that we lease from third parties.  Based on our analyses, we have concluded that for the reasons mentioned below, we are not able to reasonably estimate the fair values of the ARO.  First, to operate our digital mobile network, we will always need to have equipment deployed at these cell sites and towers. Most of our underlying lease agreements for these cell sites and towers extend for at least 30 years.  Furthermore, to be consistent with the view that our FCC licenses have indefinite lives under SFAS 142, we anticipate renegotiating lease extensions.  Finally, we have not historically incurred any ARO and, given the length of time in the future when any potential obligations might exist, we believe that estimating any probability at this time is not practicable.  As a result, upon adoption of SFAS No. 143 we did not record any ARO associated with the obligation to remove the equipment.

Recently Issued Accounting Pronouncements

                                                In November 2002, the EITF issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service.  Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle.  We are in the process of evaluating the impact of Issue 00-21, if any, on our financial position or results of operations.

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

                                                For the three months ended March 31, 2003 and 2002, we purchased approximately $44.0 million and $30.8 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

                                                We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who currently holds approximately 31.5% of our outstanding common stock and with whom two of our directors are affiliated. The joint venture agreement, along with other operating agreements, between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us.  Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended March 31, 2003 and 2002 we earned approximately $22.9 million and $15.4 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

                                                During the three months ended March 31, 2003 and 2002, recorded as part of cost of service revenues, we paid Nextel WIP $19.8 million and $15.8 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

                                                During first quarter 2003 Nextel has continued to provide certain services to us for which we pay a fee based on their cost.  These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. During the three-month period ended March 31, 2003 and 2002, we were charged approximately $1.2 million and $1.0 million, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For the first quarter 2003 and 2002, we were charged approximately $1.3 million and $324,000, respectively, for these services.  The costs for all of these services are included in selling, general and administrative expenses.

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

Business Relationship

                                                In the ordinary course of business, we have engaged the services of and leased tower space from American Tower Corporation, of which Steven B. Dodge, one of our directors, is a stockholder, president, chief executive officer and chairman of the board of directors. During the three months ended March 31, 2003 and 2002 we paid American Tower Corporation $2.3 million and $2.7 million, respectively, for these services and tower leases.

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

                                                We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Mobile Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of March 31, 2003, we had an accumulated deficit of approximately $1,033.7 million. We expect to continue to incur operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

If Nextel experiences financial or operational difficulties, our business may be adversely affected.

                                                Our business plan depends, in part, on Nextel continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel Digital Mobile Network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, its domestic digital mobile network business and the risks associated with that business can be found in Nextel’s Annual Report on Form 10-K for the year ended December 31, 2002, as well as Nextel’s other filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 (SEC file number 0-19656).

Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding Class A common stock.

                                                Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund redemption by us of, all of the outstanding shares of our Class A common stock.  In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or cause and fund a redemption by us of, all of the outstanding shares of our Class A common stock.  The circumstances that could trigger Nextel WIP’s purchase right include the occurrence of January 29, 2008 (subject to certain postponements by our board of directors); a failure by us to implement certain required changes to our business; a failure by Nextel WIP to fund certain changes to the digital transmission technology; or termination of our operating agreements with Nextel WIP as a result of our breach.  The circumstances that could trigger our stockholders’ put right include a change of control of Nextel; failure by us in certain circumstances to implement changes to our business; or termination of our operating agreements with Nextel WIP as a result of a breach by Nextel WIP.

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

                                                If Nextel adopts material changes to its operations, our operating agreements with Nextel WIP give it the right to require us to make similar changes to our operations. The failure to implement required changes could, under certain circumstances, trigger the ability of Nextel WIP to terminate their operating agreements with us, which could result in the adverse effects described above. Even if the required change is beneficial to Nextel, the effect on our business may vary due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business plan.

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

                                                Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technologies that may perform better or are available at a lower cost without Nextel WIP’s consent.

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

                                                Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers, and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our share of the Nextel Digital Mobile Network. We expect that for the next few years, Motorola, and other manufacturers who are licensed by Motorola, will be the only manufacturers of wireless telephones that are compatible with the Nextel Digital Mobile Network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot be sure that equipment quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately between Nextel and us.

Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.

                                                Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services.  The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as third-generation or “3G.”  We and Nextel are focusing activities on maximizing our ability to offer 3G capabilities while continuing to fully utilize our iDEN digital mobile network.  Significant capital expenditures would be required in implementing this 3G technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect.  Moreover, it may be necessary to acquire additional frequencies to implement 3G technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all.  The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate.  Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications.  In addition, there are several types of 3G technologies that may not be fully compatible with each other or with other currently deployed digital technologies.  If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop 3G technology that is more effective or economical than ours, our business would be adversely affected.

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

•

Because the Nextel Digital Mobile Network does not currently provide roaming or similar coverage on a nationwide basis that is as extensive as is available through most cellular and personal communication services providers, we may not be able to compete effectively against those providers. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

•

Neither we nor Nextel has the extensive direct and indirect channels of distribution for the Nextel Digital Mobile Network products and services that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Although we have recently launched a pilot program to expand our distribution channels to include retail locations, we cannot assure you that this program will be successful.  Moreover, many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and therefore have access to more potential customers than we do.

•

Because of their greater resources, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. If we cannot, as a result, compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

•

The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies can result in the following: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and adversely affect market acceptance of our services.

•

We offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Online. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of “third generation” or “3G” services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel Digital Mobile Network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

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

                                                The level of our non-current portion of outstanding debt greatly exceeds the level of our revenues and stockholders’ equity. As of March 31, 2003, we had approximately $1.5 billion of non-current portion of total long-term debt outstanding, including $372.4 million outstanding under our credit facility, $433.3 million of 14% senior discount notes outstanding at their accreted value,

$390.0 million of 11% senior notes outstanding, $211.9 million of 12.5% senior discount notes outstanding at their accreted value, and $23.4 million of capital lease obligations. As March 31, 2003, we also had approximately $36.0 million of mandatorily redeemable preferred stock outstanding, including accrued dividends. This indebtedness represented approximately 98% of our total book capitalization at that date.

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

                                                Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our estimated capital requirements to build out our portion of the Nextel Digital Mobile Network using the current 800 MHz iDEN system until we become free cash flow positive, which we anticipate will not occur before 2004.  See “Liquidity and Capital Resources” for more information regarding our use of free cash flow, a non-GAAP measure.

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

                                                The loss of one or more key employees could impair our ability to successfully operate our portion of the Nextel Digital Mobile Network. We believe that our future success will also depend on our continued ability to attract and retain highly qualified technical, sales and management personnel.

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

                For example, the FCC will require all wireless carriers to provide for wireless number portability (WNP) by customers in the top 100 metropolitan statistical areas by November 24, 2003.  Once effective, wireless customers will have the ability to change wireless carriers, but retain their wireless telephone number.  We expect to comply with the WNP regulations.  However, WNP may result in an increase in churn throughout the industry.

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

                                                As of March 31, 2003, our officers, directors and greater than 5% stockholders together controlled approximately 81% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

                                                In addition, under our amended shareholders’ agreement, Nextel WIP, Madison Dearborn Partners and Eagle River each have the right to designate a member to our currently authorized eight-member board of directors. [We recently amended our amended and restated shareholder’s agreement to provide that the parties to the agreement shall no longer be required to vote for the nominee designated by Eagle River.]  We cannot be certain that any conflicts that arise between the interests of our company and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

                                                Madison Dearborn Partners and Eagle River each own significant amounts of our capital stock and each currently has a representative on our board of directors. Each of these entities or their affiliates has significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. We do not have a non-competition agreement with any of our stockholders, and thus their or their affiliates’ current and future investments could create conflicts of interest.

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

                                                Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of March 31, 2003, we had approximately $36.0 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

Our stock price has been and is likely to continue to be volatile.

                                                The market price of our Class A common stock has been volatile in the past and is likely to continue to be volatile and could be subject to wide fluctuations and could decline substantially in response to factors such as the following, some of which are beyond our control:

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

•                  future sales of our Class A common stock and/or securities convertible into Class A common stock; and

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

                                                Some statements and information contained in this Quarterly Report on Form 10-Q are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We warn you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.” Forward-looking statements include, but are not limited to, statements with respect to the following:

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

•                  the successful implementation and performance of the technology being deployed or to be deployed in our various markets, including the expected 6:1 voice coder software upgrade being developed by Motorola Inc. and technologies to be implemented in connection with Nextel’s completed launch of true nationwide Direct Connect capability;

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

•                  the timely development and availability of new handsets with expanded applications and features, and market acceptance of such handsets and service offerings;

•                  the availability and cost of acquiring additional spectrum;

•                  the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;

•                  the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•                  future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

•                  the timely delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN® or next generation or other advanced services we may offer;

•                  the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities; and

•                  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 2002.

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

                                                On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138.  These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS 133, these swap agreements have been designated as ineffective cash flow hedges. Initial adoption resulted in the recording of an additional liability of $1.8 million. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three months ended March 31, 2003, we recorded a non-cash, non-operating gain of $609,000 related to the market value of interest rate swap agreements which has been reflected in interest expense.

                                                The following discloses the fair value of the swap agreements recorded during first quarter 2003:

(in thousands)
Fair value of liability as of December 31, 2002	$9,294
Change in fair value—interest rate changes	$(609)
Fair value of liability as of March 31, 2003	$8,685

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

                                                On June 8, 2001 a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones.  The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects.  The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief.  The defendants timely removed the case to Federal court and requested that all similar actions pending in the Federal courts be consolidated in a multi-district proceeding. The judicial panel on multi-district litigation granted the defendants’ request, and all related proceedings were consolidated in the U.S. District Court for the District of Maryland. The MDL court first heard the plaintiffs’ motion to remand the cases back to the state courts from which they were removed, which motion the court denied. Discovery is stayed in all of the class actions pending the court’s decision on the motion to dismiss. On or about March 5, 2003, the MDL court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims on preemption grounds. To our knowledge, the plaintiffs have not yet appealed the MDL court’s order.  We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the District Court of Hidalgo County, Texas against us, Nextel Communications, and Nextel West Corp.  The lawsuit is captioned Rolando Prado vs. Nextel Communications, Nextel West Corp and Nextel Partners, Cause No. C-695-03-B.  The complaint alleges that we falsely and deceptively increased our prices for wireless service.  Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged deception.  Plaintiffs also seek attorneys’ fees, expenses and, if permitted, punitive damages.  We believe the allegations are groundless and will vigorously defend against the action.

                                                On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against us, Nextel and Nextel South Corp.  The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli vs. Nextel Communications, Nextel Partners Operating Corp. and Nextel South Corp., Case No. 03-CA1065.  The complaint alleges, among other things, that we violated the Florida Deceptive and Unfair Trade Practices Act by allegedly deceptively and misleadingly characterizing charges on subscriber bills.  Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged deception.  Plaintiffs also seek attorneys’ fees and expenses.  We believe the allegations are groundless and will vigorously defend against the action.

We are subject to other claims and legal actions that may arise in the ordinary course of business.  We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of 2003 (on January 10, 13, 17 and 31 and February 20) we issued an aggregate of 1,076,000 shares of our Class A common stock to of our existing security holders exclusively in exchange for outstanding notes in the principal amount of $8 million (face value) previously issued by the company and held by these parties. No commission or remuneration was paid or given directly or indirectly for soliciting such exchange. These issuances were exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)           List of Exhibits.

Exhibit Number

Exhibit Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-095473)).
3.2	Bylaws (incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459)).
10.2(e)	Amendment No. 5 to Amended and Restated Shareholders’ Agreement dated June 13, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(f)	Amendment No. 6 to Amended and Restated Shareholders’ Agreement dated July 24, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(g)	Amendment No. 7 to Amended and Restated Shareholders’ Agreement dated October 18, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(h)	Amendment No. 8 to Amended and Restated Shareholders’ Agreement dated May 12, 2003 by and among Nextel Partners, Inc. and the stockholders named therein.
10.14*	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and John Chapple.
10.21*	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and David Aas.
10.22*	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and Perry Satterlee.
10.38*	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and Mark Fanning.
10.66	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and Donald Manning.
10.67	Amendment No. 4 to Credit Agreement and Parent Guaranty and Pledge Agreement dated as of April 17, 2003.
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Replaces previously filed exhibit

(b)         Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC. (Registrant)

Date: May 13, 2003	By:	/s/ JOHN D. THOMPSON

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 13, 2003

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date: May 13, 2003

/s/ John D. Thompson
John D. Thompson
Vice President, Chief Financial Officer
and Treasurer