Form 10-Q
period 2003-06-30
NEXTEL PARTNERS INC
filed 2003-08-14
CIK 1085707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Number of Shares Outstanding on July 31, 2003
Class A Common Stock	172,321,329
Class B Common Stock	79,056,228

NEXTEL PARTNERS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(dollars in thousands, except per share amounts)

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,428	$67,522
Short-term investments	135,395	127,507
Accounts receivable, net of allowance $12,349 and $10,197, respectively	134,999	130,459
Subscriber equipment inventory	15,820	16,413
Receivable from officer	—	2,200
Other current assets	18,738	13,393
Total current assets	377,380	357,494

PROPERTY, PLANT AND EQUIPMENT, at cost	1,310,265	1,222,183
Less — accumulated depreciation and amortization	(286,712)	(222,107)
Property, plant and equipment, net	1,023,553	1,000,076

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	368,958	348,440
Debt issuance costs, net of accumulated amortization of $15,858 and $13,527, respectively	33,888	29,915
Total non-current assets	402,846	378,355

TOTAL ASSETS	$1,803,779	$1,735,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,735	$57,374
Accrued expenses and other current liabilities	84,078	80,502
Due to Nextel WIP	5,273	23,691
Total current liabilities	135,086	161,567

LONG-TERM OBLIGATIONS:
Credit facility — term B, C and D	371,438	373,312
14% Senior discount notes due 2009	21,312	425,861
11% Senior notes due 2010	390,000	390,000
12 1/2% Senior notes due 2009	212,187	211,572
1 1/2% Convertible Senior notes due 2008	175,000	—
8 1/8% Senior notes due 2011	450,000	—
Long-term capital lease obligation	22,611	23,855
Deferred income taxes	43,666	18,188
Other long-term liabilities	20,265	20,220
Total long-term obligations	1,706,479	1,463,008

Total liabilities	1,841,565	1,624,575

COMMITMENTS AND CONTINGENCIES (See Notes)

MANDATORILY REDEEMABLE PREFERRED STOCK, Series B Mandatorily redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding	37,112	34,971

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, Class A, par value $.001 per share 172,204,369 and 170,797,589 shares, respectively, issued and outstanding, and paid-in capital	907,000	897,756
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(1,143,691)	(983,444)
Deferred compensation	(1,519)	(1,245)
Total stockholders’ equity (deficit)	(74,898)	76,379
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,803,779	$1,735,925

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(dollars in thousands, except for per share amounts)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

REVENUES:

Service revenues (Received from Nextel WIP $26,917, $19,997, $49,866 and $35,349, respectively)	$226,507	$153,418	$427,049	$281,082
Equipment revenues	7,762	7,668	15,029	13,155
Total revenues	234,269	161,086	442,078	294,237

OPERATING EXPENSES:

Cost of service revenues (excludes depreciation of $32,558, $23,531, $64,135 and $45,644, respectively) (Paid to Nextel WIP $23,971, $21,160, $43,813 and $36,953, respectively.)	77,492	66,350	149,073	127,779
Cost of equipment revenues	23,333	23,637	44,935	43,170
Selling, general and administrative (paid to Nextel WIP $2,028, $1,248, $4,532 and $2,576, respectively)	98,734	76,846	187,369	146,916
Stock based compensation (primarily selling, general and administrative related)	218	2,865	481	5,756
Depreciation and amortization	33,488	23,532	65,994	45,647
Total operating expenses	233,265	193,230	447,852	369,268
INCOME (LOSS) FROM OPERATIONS	1,004	(32,144)	(5,774)	(75,031)
Interest expense, net	(39,104)	(42,158)	(79,397)	(80,157)
Interest income	481	2,084	1,282	4,517
Loss on early retirement of debt	(68,082)	—	(68,127)	—
LOSS BEFORE DEFERRED INCOME TAX PROVISION	(105,701)	(72,218)	(152,016)	(150,671)
Deferred income tax provision	(3,216)	(1,779)	(6,090)	(14,058)
NET LOSS	(108,917)	(73,997)	(158,106)	(164,729)
Mandatorily redeemable preferred stock dividends	(1,092)	(970)	(2,141)	(1,899)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(110,009)	$(74,967)	$(160,247)	$(166,628)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:	$(0.44)	$(0.31)	$(0.64)	$(0.68)

Weighted average number of shares outstanding, basic and diluted	250,959,915	244,374,968	250,718,365	244,244,960

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,106)	$(164,729)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income tax provision	6,090	14,058
Depreciation and amortization	65,994	45,647
Amortization of debt issuance costs	2,331	2,219
Interest accretion for senior discount notes	26,802	26,773
Bond discount amortization	616	504
Loss on retirement of debt	68,127	—
Fair value adjustments of derivative instruments	(1,406)	595
Stock based compensation	481	5,756
Other	313	(198)
Changes in current assets and liabilities:
Accounts receivable, net	(4,540)	(24,756)
Subscriber equipment inventory	593	(1,180)
Other current and long-term assets	(3,497)	(5,570)
Accounts payable, accrued expenses and other current liabilities	(15,570)	5,908
Operating advances due to (from) Nextel WIP	(8,887)	1,184
Net cash used in operating activities	(20,659)	(93,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84,824)	(148,054)
FCC licenses	(13,607)	(34,416)
Proceeds (purchases) from sale and maturities of short-term investments, net	(7,888)	32,432
Net cash used in investing activities	(106,319)	(150,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	625,000	50,000
Stock options exercised	246	435
Proceeds from stock issued for employee stock purchase plan	847	929
Proceeds from sale lease-back transactions	6,250	1,848
Debt repayments	(486,497)	—
Capital lease payment	(1,114)	—
Equity issuance costs	—	(5)
Debt issuance costs	(12,848)	(1,480)
Net cash provided by financing activities	131,884	51,727

NET DECREASE IN CASH AND CASH EQUIVALENTS	4,906	(192,100)

CASH AND CASH EQUIVALENTS, beginning of period	67,522	304,359

CASH AND CASH EQUIVALENTS, end of period	$72,428	$112,259

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for taxes	$—	$—
Capitalized interest on accretion of senior discount notes	$373	$612
Accretion of mandatorily redeemable preferred stock dividends	$2,141	$1,899
Retirement of long-term debt with common stock	$6,973	$—
CASH PAID FOR INTEREST, net of capitalized amount	$51,359	$48,105

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

June 30, 2003

(unaudited)

1.  BASIS OF PRESENTATION

Our interim consolidated condensed financial statements for the three- and six-month periods ended June 30, 2003 and 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements.  These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods.  The results of operations for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

Our digital network (“Nextel Digital Mobile Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”), govern the support services to be provided by Nextel WIP (see Note 7).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated condensed financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Net Loss per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, reduced by the weighted average number of common shares subject to repurchase. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the redeemable preferred stock and senior convertible notes (using the if-converted method) and shares issuable upon the exercise of stock options  (using the treasury stock method).  As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.

At June 30, 2003 approximately 13.1 million shares of redeemable preferred stock and 23.1 million shares issuable upon the assumed conversion of our 1½ % senior convertible notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their antidilutive effects.  Additionally, at June 30, 2003 and 2002, approximately 180,000 and 544,770 shares of restricted stock, respectively, and 19.2 million and 14.7 million stock options outstanding, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

The following schedule is our net loss per share calculation for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Loss attributable to common stockholders (numerator for Basic and diluted)	$(110,009)	$(74,967)	$(160,247)	$(166,628)

Gross weighted average common shares outstanding (denominator for basic and diluted)	251,139,915	244,919,738	250,898,365	244,789,730
Less:
Weighted average shares subject to repurchase	(180,000)	(544,770)	(180,000)	(544,770)
Shares used in computation	250,959,915	244,374,968	250,718,365	244,244,960

Basic and diluted net loss per share	$(0.44)	$(0.31)	$(0.64)	$(0.68)

Short-term Investments

Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at June 30, 2003 and 2002 consisted of U.S. Treasuries, mortgage-backed securities, and commercial paper. We classify our debt securities as trading securities because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

Sale-Leaseback Transactions

We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended June 30, 2003 and 2002 we received cash proceeds of approximately $5.4 million and $785,000, respectively, and for the six months ended June 30, 2003 and 2002 we received cash proceeds of approximately $6.3 million and $1.8 million, respectively, for assets sold to third parties.  No gains were recognized on these transactions.

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

As a result of adopting SFAS No. 142, we are now required to record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss.  Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period.  Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three and six month periods ended June 30, 2003, we recorded a deferred income tax provision of $3.2 million and $6.1 million, respectively,  relating to our FCC licenses.

Interest Rate Risk Management

We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS No. 138.  These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value.  The interest rate swap agreements are included in other long-term liabilities on the balance sheet.  For the three months ended June 30, 2003 and 2002, we recorded a non-cash, non-operating gain of $796,000 and a charge of $2.0 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense, and for the six months ended June 30, 2003 and 2002, we recorded a non-cash, non-operating gain of $1.4 million and a charge of $595,000, respectively.

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

Revenue Recognition

Service revenue, net of customer discounts and adjustments, is recognized for airtime and other services over the period earned.  We recognize revenue for phone equipment on a straight-line basis over the expected customer relationship, starting when the customer takes title.  As required by Staff Accounting Bulletin 101 (SAB No. 101), “Revenue Recognition in Financial Statements,” our activation fees and phone equipment revenues are deferred and recognized over three years.  The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique “push to talk” feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental equipment costs in excess of revenues generated from phone equipment sales are expensed. Subsequent to the initial deferral, the amortization of deferred revenue is equal to the amortization of the deferred costs, resulting in no change to income (loss) from operations or net loss. For the three months ended June 30, 2003 and 2002, we recognized $7.8 million and $5.2 million, respectively, and $15.0 million and $9.6 million for the six months end June 30, 2003 and 2002, respectively, of activation fees and phone equipment revenues and equipment costs that had been previously deferred.

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Long-Lived Assets

Our long-lived assets consist principally of property, plant and equipment.  It is our policy to assess impairment of long-lived assets pursuant to SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment.  When we perform the SFAS 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers.  We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network.  Thus far, we believe none of the above factors has occurred and therefore have not recorded any impairment charges.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and have provided the disclosures required by SFAS No. 148.

As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during second quarter 2003 and 2002, our net loss and basic and diluted loss per share would have increased to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(108,917)	$(73,997)	$(158,106)	$(164,729)
Add: stock-based employee compensation expense included in reported net income	218	2,865	481	5,756
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(6,428)	(8,742)	(13,443)	(17,534)
Pro forma net loss	$(115,127)	$(79,874)	$(171,068)	$(176,507)

Basic and diluted loss per share
As reported	$(0.44)	$(0.31)	$(0.64)	$(0.68)
Pro forma	$(0.46)	$(0.33)	$(0.69)	$(0.73)

Weighted average fair value per share of options granted	$3.81	$.3.32	$4.58	$5.56

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

Expected stock price volatility	80%
Risk-free interest rate	3.8%
Expected life in years	6 years
Expected dividend yield	0.00%

The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

Asset Retirement Obligations

During 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”).  Under the scope of this pronouncement, we have ARO associated with removal of equipment from cell sites and towers that we lease from third parties.  Adoption of SFAS No. 143 did not materially impact our financial position or results of operation.

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

Under the provisions of Staff Accounting  Bulletin, or SAB, No. 101, “Revenue Recognition in  Financial Statements,” we accounted for the sale of our phone equipent and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our phones. Accordingly, we recognized revenue from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period, when title to the phone passed to the customer. Under  EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the phone in the  absence of the undelivered service. Based on this fact and the fact that we meet the criteria stipulated in EITF Issue No. 00-21, we  have concluded that EITF Issue No. 00-21 requires us to account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer.  Accordingly, we will recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the  phone equipment passes to the customer for all arrangements entered into beginning in the third quarter 2003.

We adopted EITF Issue 00-21 on July 1, 2003  and elected to apply the provisions to our existing customer  arrangements. The cumulative effect of adopting EITF 00-21 did not  materially impact the statement of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This statement is effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003.  We have identified that our mandatorily redeemable preferred stock is within the scope of this statement and will be reclassified to long-term debt and the mandatorily redeemable preferred stock dividends will be recorded as interest expense beginning July 1, 2003.

4.  PROPERTY, PLANT AND EQUIPMENT

	June 30, 2003	December 31, 2002
	(in thousands)

Building and improvements	$7,807	$7,101
Equipment	1,092,566	1,016,492
Furniture and Fixtures	95,170	85,345

Less: accumulated depreciation and amortization	(286,712)	(222,107)

Subtotal	908,831	886,831

Construction in progress	114,722	113,245

Total property and equipment	$1,023,553	$1,000,076

5.  NON-CURRENT PORTION OF LONG-TERM DEBT

	June 31, 2003	December 31, 2002
	(in thousands)

Bank Credit Facility — Term B Loan, interest at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	$173,250	$173,687
Bank Credit Facility — Term C Loan, interest at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	148,188	149,625
Bank Credit Facility — Term D Loan, interest at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	50,000	50,000
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $1.8 million at June 30, 2003 and $67.1 million at December 31, 2002	21,312	425,861
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	390,000	390,000
12½% Senior Notes due 2009, net of $12.8 million and $13.4 million discount at June 30, 2003 and December 31, 2002, respectively, interest payable semi-annually in cash and in arrears	212,187	211,572
1½% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	175,000	—
8 1/8% Senior Notes due 2011, interest payable semi-annually in cash and in arrears	450,000	—
Capital lease obligations	22,611	23,855

Total long-term debt	$1,642,548	$1,424,600

Our outstanding senior unsecured notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of June 30, 2003, we were in compliance with all of our required covenants.

Our Term Loans contain financial covenants requiring us to maintain (i) certain defined ratios of senior debt and total debt to EBITDA as defined in our credit facility, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of June 30, 2003, we were in compliance with all of our required covenants.

14% Senior Redeemable Discount Notes

From May 13, 2003 through June 4, 2003, we purchased approximately $86.1 million (principal amount at maturity) of our 14% senior discount notes due 2009 for $87.9 million in open-market purchases, resulting in a loss of $9.6 million for early retirement of debt for the three months ended June 30, 2003.  The purchases were made with a portion of proceeds from our sale in May and June 2003 of the 1½% convertible senior notes.

On June 11, 2003, we commenced a tender offer and consent solicitation relating to all of our outstanding 14% senior discount notes.  The tender offer expired on July 10, 2003 and we received the consents necessary to amend the indenture governing the 14% senior discount notes to eliminate substantially all restrictive covenants and certain event of default provisions.  As of June 30, 2003, we had purchased approximately $375.8 million (principal amount at maturity) from the tender offer for our 14% senior discount notes for $398.1 million, resulting in a loss of approximately $51.7 million for early retirement of debt for the three months ended June 30, 2003.   The purchases were made with a portion of proceeds from our sale in June 2003 of the 8 1/8% senior notes.

The aggregate accreted value of the 14% senior discount notes outstanding as of June 30, 2003 will increase at a rate of 14%, compounded semi-annually, to a final accreted value equal to a principal amount of $23.1 million as of February 2004.  Thereafter, the 14% senior discount notes bear interest at a rate of 14% per annum payable semi-annually in cash in arrears, with the interest payments payable from August 1, 2004 through February 2009 when the 14% senior discount notes mature and become due.

1½% Convertible Senior Notes

In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1½% convertible senior notes due November 15, 2008 in private placements.  The 1½% senior convertible notes are convertible into shares of our Class A common stock at a conversion rate of 131.9087 shares per $1,000 principal amount of notes, or $7.58 per share subject to adjustment. Interest will accrue at the rate of 1½% per annum, which interest is to be paid semi-annually on May 15 and November 15 of each year, commencing November 15, 2003.  We subsequently filed a registration statement with the SEC to register the resale of the 1½% senior convertible notes and the shares of our Class A common stock into which the 1½% senior convertible notes are convertible.

The 1½% senior convertible notes are senior unsecured debt and rank on parity with all of our other existing and future senior unsecured debt and prior to all of our subordinated debt.  Neither we nor any of our subsidiaries are subject to any financial covenants under the indenture governing the 1½% senior convertible notes.  In addition, neither we nor any of our subsidiaries are restricted under the indenture governing the 1½% senior convertible notes from paying dividends, incurring debt, or issuing or repurchasing our securities.  We may not redeem the notes in whole or in part at our option prior to maturity.  In the event of a fundamental change as defined in the indenture relating to the 1½% senior convertible notes, each holder of 1½% senior convertible notes will have the right to require us to repurchase all or part of such holder’s 1½% senior convertible notes at a price equal to 100% of the aggregate principal amount of the 1½% senior convertible notes repurchased, plus accrued and unpaid interest on the 1½% senior convertible notes repurchased to the date of repurchase.

8 1/8% Senior Notes

On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due July 1, 2011 in a private placement.  We intend to exchange all of the 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes.  Interest will accrue at the rate of 8 1/8% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004.  The proceeds from this offering were used primarily to fund the purchase of the 14% senior discount notes in our tender offer.

The 8 1/8% senior notes represent our senior unsecured obligations, and rank equally in right of payment to all existing and future senior unsecured obligations including our existing senior notes, and will rank senior in right of payment to all existing and future subordinated obligations.

We may redeem the 8 1/8% senior notes, in whole or in part, at any time on or after July 1, 2007.  If we choose this optional redemption, we are required to redeem the 8 1/8% senior notes at the redemption prices (expressed as percentages of principal amount) set forth below, plus an amount in cash equal to all accrued and unpaid interest and liquidated damages, if any, to the redemption date, if redeemed during the twelve-month period beginning on July 1 of each of the years set forth below.

Year	Percentage
2007	104.063%
2008	102.031%
2009 and thereafter	100.000%

Prior to July 1, 2006, we may redeem up to 35% of the aggregate principal amount of notes issued under the indenture at a redemption price of 108.125% of the principal amount of the notes redeemed, plus accrued and unpaid interest and additional interest, if any, to the redemption date with the net cash proceeds of one or more public equity offerings; provided that at least 65% of the notes issued remain outstanding immediately after the occurrence of such redemption and the redemption occurs within 60 days of such sale.

The 8 1/8% senior notes contain certain restrictions that limit our and our subsidiaries’ ability to (i) incur additional debt, (ii) pay dividends, acquire our shares, make certain investments or redeem outstanding debt which is subordinate in right of payment to the 8 1/8% senior notes, (iii) designate unrestricted subsidiaries, (iv) enter into transactions with affiliates, (v) engage in any business other than telecommunications, (vi) create liens, (vii) pay dividends, make loans or advances to our subsidiaries or transfer any of our property or assets to our subsidiaries, (viii) issue or sell shares of capital stock of our subsidiaries; and (ix) sell assets.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed against us, two of our executive officers and four of the underwriters involved in our initial public offering. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer, and the underwriters involved in our initial public offering. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint seeks recessionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers, and we intend to defend the action vigorously.

On June 8, 2001 a purported class action lawsuit was filed against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects.  On or about March 5, 2003, the multi-district litigation (MDL) court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims on preemption grounds.  The plaintiffs have appealed the MDL court order.  We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the District Court of Hidalgo County, Texas against us, Nextel Communications, and Nextel West Corp.  The lawsuit is captioned Rolando Prado vs. Nextel Communications, Nextel West Corp and Nextel Partners, Cause No. C-695-03-B.  On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel Communications and Nextel West Corp.  The lawsuit is captioned Steve Strange vs. Nextel Communications, Nextel West Corp. and Nextel Partners, Civil Action No. 01-002520-03.  On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against us, Nextel and Nextel South Corp.  The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli vs. Nextel Communications, Nextel Partners Operating Corp. and Nextel South Corp., Case No. 03-CA1065.  These complaints allege that we falsely and deceptively increased our prices for wireless service.  Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged deception.  Plaintiffs also seek attorneys’ fees, expenses and, if permitted, punitive damages.  We believe the allegations are groundless and will vigorously defend against these actions.

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

For the three months ended June 30, 2003 and 2002, we purchased approximately $46.5 million and $54.3 million, respectively, and $90.5 million and $85.1 million for the six months ended June 30, 2003 and 2002, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

We, along with our operating subsidiary,  entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who currently holds approximately 31.5% of our outstanding common stock and with whom one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended June 30, 2003 and 2002 we earned approximately $26.9 million and $20.0 million, respectively, and for the six months ended June 30, 2003 and 2002 we earned approximately $49.9 million  and $35.3 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended June 30, 2003 and 2002, recorded as part of cost of service revenues, we paid Nextel WIP $24.0 million and $21.2 million, respectively, and for the six months ended June 30, 2003 and 2002 we paid Nextel WIP $43.8 million and $37.0 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

During the first half of 2003 Nextel continued to provide certain services to us for which we pay a fee based on their cost.  These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended June 30, 2003 and 2002, we were charged approximately $996,000 and $736,000, respectively, and $2.2 million and $1.7 million for the six months ended the same periods, respectively, for these services.  Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For the three months ended June 30, 2003 and 2002, we were charged approximately $1.0 million and $512,000, respectively, and $2.3 million and $837,000 for the six months ended June 30, 2003 and 2002, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

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

Business Relationship

In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder, president, chief executive officer and chairman of the board of directors is one of our directors.  For the three months ended June 30, 2003 and 2002, we paid this company $2.9 million and $2.3 million, respectively, and $5.2 million and $5.0 million for the six months ended June 30, 2003 and 2002, respectively, for these services and tower leases.

Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 11.4% of our outstanding common stock through their affiliate, Credit Suisse First Boston, and are represented on our board of directors. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to the Credit Suisse and the DLJ Entities in connection with the capitalization transactions for both the three and six months ended June 30, 2003 and 2002 is approximately $4.5 million and $437,500, respectively.

Subsequent Events

From July 1, 2003 through July 11, 2003, we repurchased approximately $16.5 million (principal amount at maturity) of our 14% senior discount notes for cash.

On August 6, 2003 we closed a private placement of $125 million of 1½% senior convertible notes due 2008. The offering of these notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act.  At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share of Class A common stock.   Interest will accrue at the rate of 1½% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2003.  The proceeds from this offering will be used for general corporate purposes, including, but not limited to, general working capital and opportunistic repurchases of currently outstanding notes.

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

•                  Direct Connect, sometimes referred to as the long-range walkie-talkie feature, which allows customers to contact each other instantly on private one-to-one calls on a nationwide basis or on group calls involving up to 100 custmers in the same geographic region;

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

As of June 30, 2003, we had approximately 1,053,600 digital subscribers. Our subscriber base grew 52% compared to June 30, 2002, when we had an ending subscriber count of approximately 691,600.  Our network provides coverage to approximately 37 million Pops, which include the markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, North Dakota, Pennsylvania, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin.  We launched two additional markets during second quarter 2003, one in Augusta, Georgia that launched on May 8, 2003 and the other in Burlington, Vermont that launched June 25, 2003.

Other accomplishments during second quarter 2003 include:

Enhancements to Nationwide Direct Connect:

•                  In April 2003, Phase I of a two-phase enhancement to Nationwide Direct Connect was completed in all of our markets allowing our customers and Nextel customers traveling to a market outside of their local calling area to use Direct Connect in the visited market and to communicate instantly with our customers and Nextel customers that reside in or who have traveled to that market.

•                  In June 2003, Phase II of the Nationwide Direct Connect enhancement was launched.  With the Nationwide Direct Connect (“NDC”) feature, our customers and Nextel customers are able to use the Push to Talk SM long-range digital walkie-talkie capability anywhere in the continental United States and Hawaii on the Nextel

Digital Mobile Network with any other Nextel subscriber.  The rollout to all of our markets and Nextel’s markets was completed at the end of July 2003.

Debt Refinancing and Debt Repurchases:

•                  During May and June 2003 we closed a private placement of $175.0 million of 1½% convertible senior notes.  We used a portion of the proceeds from this offering to purchase approximately $86.1 million (principal amount at maturity) of our 14% senior discount notes for cash in open-market purchases.

•                  During June we commenced a tender offer and consent solicitation relating to all of our outstanding 14% senior discount notes.  As of June 30, 2003, we had repurchased $375.8 million (principal amount at maturity) of our 14% senior discount notes for cash in our tender offer.  We also closed a private placement of $450 million 8 1/8% senior notes due 2011, and the proceeds from the offering were used primarily to fund the purchase of the 14% senior discount notes in our tender offer.

Selected Consolidated Financial Data

We have summarized below our historical consolidated financial data as of and for the three and six months ended June 30, 2003 and 2002. The historical operating data presented below for the same periods are derived from our records.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts) (unaudited)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues (1)	$226,507	$153,418	$427,049	$281,082
Equipment revenues (1)	7,762	7,668	15,029	13,155
Total revenues	234,269	161,086	442,078	294,237
Operating expenses:
Cost of service revenues (excludes depreciation of $32,558, $23,531, $64,135 and $45,644, respectively)	77,492	66,350	149,073	127,779
Cost of equipment revenues (1)	23,333	23,637	44,935	43,170
Selling, general and administrative	98,734	76,846	187,369	146,916
Stock-based compensation (primarily selling, general and administrative related)	218	2,865	481	5,756
Depreciation and amortization	33,488	23,532	65,994	45,647
Total operating expenses	233,265	193,230	447,852	369,268
Income (loss) from operations	1,004	(32,144)	(5,774)	(75,031)
Other income (expense):
Interest expense, net	(39,104)	(42,158)	(79,397)	(80,157)
Interest income	481	2,084	1,282	4,517
Loss on early extinguishment of debt	(68,082)	—	(68,127)	—
Total other income (expense)	(106,705)	(40,074)	(146,242)	(75,640)
Loss before deferred income tax provision	(105,701)	(72,218)	(152,016)	(150,671)
Deferred income tax provision	(3,216)	(1,779)	(6,090)	(14,058)
Net loss	(108,917)	(73,997)	(158,106)	(164,729)
Mandatorily redeemable preferred stock dividends	(1,092)	(970)	(2,141)	(1,899)
Loss attributable to common stockholders	$(110,009)	$(74,967)	$(160,247)	$(166,628)

Loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.31)	$(0.64)	$(0.68)

Weighted average number of shares outstanding, basic and diluted	250,960	244,375	250,718	244,245

	As of June 30, 2003	As of December 31, 2002
	(dollars in thousands) (unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments (2)	$207,823	$195,029
Property, plant and equipment, net	1,023,553	1,000,076
FCC operating licenses, net	368,958	348,440
Total assets	1,803,779	1,735,925
Current liabilities	135,086	161,567
Long-term debt	1,642,548	1,424,600
Series B mandatorily redeemable preferred stock	37,112	34,971
Total stockholders’ equity (deficit)	(74,898)	76,379
Total liabilities and stockholders’ equity	$1,803,779	$1,735,925

	As of June 30, 2003	As of June 30, 2002
	(dollars in thousands) (unaudited)
Other Data:
Covered Pops (end of period) (millions)	37	36
Subscribers (end of period)	1,053,600	691,600

Statement of Cash Flows Data:
Net cash used from operating activities	$(20,659)	$(93,789)
Net cash used from investing activities	$(106,319)	$(150,038)
Net cash provided from financing activities	$131,884	$51,727

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands) (unaudited)
Other Data:
Adjusted EBITDA(3)	$34,710	$(5,747)	$60,701	$(23,628)
Net capital expenditures(4)	$32,913	$81,704	$88,666	$139,076

(1)          Effective January of 2000, we changed our revenue recognition policy for activation fees (included in service revenues) and equipment (phones) revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the impact of our adoption of this policy.

(2)          Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

(3)          The term EBITDA refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term “Adjusted EBITDA” to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early extinguishment of debt and stock-based compensation.  Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity.  However, Adjusted EBITDA is not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies.  Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP.  We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.  The following schedule reconciles Adjusted EBITDA to net cash provided by (used in) operating activities reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Net cash provided by (used in) operating activities (as reported on Consolidated Statements of Cash Flows)	$(16,321)	$(35,066)	$(20,659)	$(93,789)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	29,774	19,776	51,359	48,105
Interest income	(481)	(2,084)	(1,282)	(4,518)
Change in working capital and other	21,738	11,627	31,283	26,573
Adjusted EBITDA income (loss)	$34,710	$(5,747)	$60,701	$(23,629)

(4)          Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and lease-back transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies.  Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used as defined by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to  capital expenditures  reported on our  Consolidated  Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)

Capital expenditures (reported on Consolidated Statements of Cash Flows)	$19,557	$81,988	$84,824	$148,054
Less: cash paid portion of capitalized interest	(355)	(627)	(676)	(1,103)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(5,358)	(785)	(6,250)	(1,848)
Change in capital expenditures accrued or unpaid	19,069	1,128	10,768	(6,027)
Net capital expenditures	$32,913	$81,704	$88,666	$139,076

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues

Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 48% to $226.5 million for the three-month period ended June 30, 2003 as compared to $153.4 million for the same period in 2002. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, particularly mobile telephone and two-way radio dispatch services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Mobile Network.  Roaming revenues for the second quarter of 2003 accounted for approximately 12% of our service revenues, as compared to 13% in the same period in 2002.  Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to continue to decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the three months ended June 30, 2003 and 2002.  For a discussion of this accounting policy, please see “Critical Accounting Policies – Revenue Recognition.”

	Three Months Ended June 30,
	2003	2002
	(in thousands)

Revenues:
Service revenues billed or accrued	$227,081	$154,436
Activation fees deferred	(1,688)	(1,664)
Previously deferred activation fees recognized	1,114	646
Total service revenues reported	$226,507	$153,418

Equipment revenues billed	11,040	$10,262
Equipment revenues deferred	(9,919)	(7,163)
Previously deferred equipment revenues recognized	6,641	4,569
Total equipment revenues reported	$7,762	$7,668

Cost of equipment revenues billed	$27,185	$27,249
Cost of equipment revenues deferred	(11,607)	(8,827)
Previously deferred cost of equipment revenues recognized	7,755	5,215

Total cost of equipment revenues reported	$23,333	$23,637

Equipment revenues reported for second quarter 2003 were $7.8 million as compared to $7.7 million reported for the same period in 2002, representing an increase of 1.3%, primarily due to an increase in our subscriber base.  Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

Total revenues increased 45% to $234.3 million for the three months ended June 30, 2003 as compared to $161.1 million generated in the same period in 2002.  This growth in revenues was due to the increase in our subscriber base from our existing markets in addition to launching the Augusta, Georgia and Burlington, Vermont markets during the second quarter of 2003.  We expect our revenues to continue to increase as we add more subscribers and continue to introduce new products to our customers.  However, although we anticipate continued growth in our revenues in 2003, we have launched all of our markets and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

For second quarter 2003, our average monthly revenue per unit, or ARPU, was $66, which was a decrease of $3 compared to second quarter 2002. We attribute the decrease in ARPU to an increase in competitive pricing plans and growth in the number of government segment subscribers, offset by additional usage of features such as voice mail, short message services, Nextel Online Services and Nextel Worldwide roaming products. We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2003.  The following table sets forth our revenues and ARPU:

Revenues

	For the Three Months Ended June 30, 2003	% of Consolidated Revenues	For the Three Months Ended June 30, 2002	% of Consolidated Revenues
	(dollars in thousands, except for ARPU)
Service and roaming revenues	$226,507	97%	$153,418	95%
Equipment revenues	7,762	3%	7,668	5%
Total revenues	$234,269	100%	$161,086	100%
ARPU(1)	$66		$69

(1)                                  ARPU is an industry term that measures total service revenues per month from our subscribers divided by the average number of subscribers in commercial service during the period.  ARPU, itself, is not a measurement determined under GAAP in the United States of America and may not be similar to ARPU measures of other companies; however, ARPU uses GAAP measures as the basis for calculation.  We believe that ARPU provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting high value customers.  The following schedule reflects the ARPU calculation and provides a reconciliation of service revenues used for the ARPU calculation to service revenues reported on our Consolidated Statements of Operations, which we believe is the most directly comparable GAAP measure to the service revenues measure used for the ARPU calculation:

	For the Three Months Ended June 30,
	2003	2002
	(dollars and units in thousands, except for ARPU)
Service revenues (as reported on Consolidated Statements of Operations)	$226,507	$153,418
Add: activation fees deferred and recognized for SAB No. 101	574	1,018
Less: roaming revenues and other revenues	(26,917)	(20,218)
Service revenues for ARPU	$200,164	$134,218

Average units (subscribers)	1,005	653
ARPU	$66	$69

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

For the three months ended June 30, 2003, our cost of service revenues was $77.5 million as compared to $66.4 million for the same period in 2002, representing an increase of 17%.  The increase in costs was primarily the result of bringing on-air approximately 467 additional cell sites since June 30, 2002, as well as an increase in airtime usage, both of which resulted in higher network operating costs. Increased airtime usage resulted both from the growth in the number of customers from 2002 as well as from the increased average minutes of use per customer. We saw an increase in average minutes of use per subscriber, which was 678 average monthly minutes per subscriber for second quarter 2003.  This is an increase of approximately 11% as compared to 609 average monthly minutes of use per subscriber for the same period in 2002.  We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increase as our customer base grows.  However, we expect our cost of service revenues per average minute of use to decrease as economies of scale continue to be realized.

Cost of Equipment Revenues

Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. As reflected in the following table, our cost of equipment revenues for the three-month period ended June 30, 2003 was $23.3 million as compared to $23.6 million for the same period in 2002. The decrease in costs was related mostly to a decline in the average per unit cost of phones sold, offset by the increase in the volume of phones sold to new subscribers.  The table below reflects the cost of equipment revenues taking into account the effect of SAB No. 101.

	For the Three Months Ended June 31,
	2003	2002
	(in thousands)

Cost of equipment revenues:
Cost of equipment revenues billed	$27,185	$27,249
Cost of equipment revenues deferred (effect of SAB No. 101).	(11,607)	(8,827)
Previously deferred cost of equipment revenues recognized (effect of SAB No. 101)	7,755	5,215
Total cost of equipment revenues reported	$23,333	$23,637

Due to the unique “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors.  As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. Therefore, we believe these amounts best represent the economics and actual cash subsidy on equipment costs.  As a result, the table below shows that the gross subsidy (without the effect of SAB No. 101) between equipment revenues and cost of equipment revenues was a loss of $16.1 million for second quarter 2003, as compared to a loss of $17.0 million for the same period in 2002.  We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months Ended June 30,
	2003	2002
	(in thousands)

Equipment revenues billed	$11,040	$10,262
Cost of equipment revenues billed	(27,185)	(27,249)
Total gross subsidy for equipment	$(16,145)	$(16,987)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended June 30, 2003, selling, general and administrative expenses were $98.7 million as compared to $76.8 million for the same period in 2002, representing an increase of 29%.

Sales and marketing expenses increased as a result of:

•                  higher expenses for commissions related to a greater proportion of sales received from indirect distribution channels;

•                  increased sales and marketing activities, including advertising expenses aimed to grow our customer base; and

•                  start-up costs related to opening approximately 20 new retail stores.

General and administrative costs relate to corporate personnel including tax, legal, planning, human resources, information technology, treasury, accounting, service and repair expenses and costs incurred in connection with our customer care center operations.

Our general and administrative costs increased as a result of:

•                  increasing staff and operating expenses for our customer care service centers in Las Vegas, Nevada and Panama City Beach, Florida to support  our growing customer base; and

•                  additional billing, collection, customer retention, and service and repair expenses related costs to support a larger and growing customer base.

As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we are able to implement.  Overall, we expect our acquisition costs per new customer to decrease as we continue to increase the amount of sales from our low cost distribution channels, including our retail stores and web-based distribution channels, decrease equipment subsidies and increase the productivity of our direct sales representatives.  During third and fourth quarter 2003, we expect to see a decline in acquisition costs per new customer since we will not be launching as many new retail stores and as we continue to decrease equipment subsidies and improve our direct sales productivity.

Stock-Based Compensation Expense

For the three-month period ended June 30, 2003 and 2002, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $218,000 and $2.9 million, respectively. This is a non-cash expense.  Subject to our mandatory adoption of any future accounting pronouncements, we expect stock-based compensation expense to continue to decrease as the options and restricted stock continue to vest.

Depreciation and Amortization Expense

For the second quarter ended June 30, 2003, our depreciation and amortization expense was $33.5 million compared to $23.5 million for the same period in 2002, representing an increase of 43%.  The $10.0 million increase related primarily to depreciating wireless network assets for the new switches in Iowa and Florida put in operation in 2002 and for the 467 additional cell sites placed in service since June 30, 2002, along with furniture and equipment purchased for our offices and new retail stores.  We expect depreciation to continue to increase due to the additional cell sites we plan to place in service.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined $3.1 million from $42.2 million for the three-month period ended June 30, 2002 to $39.1 million for the three months ended June 30, 2003, representing a decrease of 7%.  This reduction was due mostly to recording a non-cash fair market value gain of approximately $796,000 for the three months ended June 30, 2003 for our interest rate swap agreements compared to approximately a $2.0 million non-cash fair market value loss for the same period in 2002. Additionally, we had less interest expense related to our 14% senior notes due to our repurchases of these notes during the second quarter.

For the three months ended June 30, 2003, interest income was $481,000, as compared to $2.1 million for the same period in 2002. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash and short-term investment balance as a result of expenditures related to the network build-out.

Net Loss

For the three months ended June 30, 2003, we had a net loss attributable to common stockholders of approximately $110.0 million compared to a net loss of $75.0 million for the same period in 2002, representing an increase of 47%. The $110.0 million net loss includes a $68.1 million loss for early retirement of debt related to retiring $461.9 million (principal amount at maturity) of our 14% senior discount note due 2009 notes for cash. Of the $68.1 million loss for early retirement of debt, $61.2 million represents the premium paid to retire the notes (which is cash) and $6.9 million relates to the write-off of the deferred financing costs for the 14% senior discount notes.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenues

Service revenues increased 52% to $427.0 million for the six months ended June 30, 2003 as compared to $281.1 million for the six months ended June 30, 2002. Roaming revenues for the six months ended June 30, 2003 accounted for approximately 11.7% of our service revenues, as compared to 12.5% for the same period in 2002.

The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the six months ended June 30, 2003 and 2002.

	For the Six Months Ended
	June 30, 2003	June 30, 2002
	(in thousands)

Revenues:
Service revenues billed or accrued	$428,245	$283,000
Activation fees deferred	(3,319)	(3,069)
Previously deferred activation fees recognized	2,123	1,151
Total service revenues reported	$427,049	$281,082

Equipment revenues billed	$22,101	$19,367
Equipment revenues deferred	(19,947)	(14,700)
Previously deferred equipment revenues recognized	12,875	8,488
Total equipment revenues reported	$15,029	$13,155

Operating expenses:
Cost of equipment revenues	$53,203	$51,300
Cost of equipment revenues deferred	(23,266)	(17,769)
Previously deferred cost of equipment revenues recognized	14,998	9,639
Total cost of equipment revenues reported	$44,935	$43,170

Equipment revenues reported for the six months ended June 30, 2003 were $15.0 million as compared to $13.2 million reported for the same period in 2002, representing an increase of $1.8 million, or 14%, due to an increase in our subscriber base.

Total revenues increased 50% to $442.1 million for the six months ended June 30, 2003 as compared to $294.2 million generated in the same period in 2002. This growth in revenues was due to launching new markets in Augusta, Georgia during May 2003 and Burlington, Vermont during June 2003 along with increased revenues from existing markets.

For the six months ended June 30, 2003 our ARPU was $65, which is a $3 decline compared to the six months ended June 30, 2002. We attribute the decrease in ARPU to the maturity of our markets and an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and additional usage of features such as voice mail, short message services and, to a lesser extent, Nextel Wireless Web services and Nextel Worldwide roaming products. The following table sets forth our revenues and ARPU:

Revenues

	For the Six Months Ended June 30, 2003	% of Consolidated Revenues	For the Six Months Ended June 30, 2002	% of Consolidated Revenues
	(dollars in thousands, except for ARPU)
Service and roaming revenues	$427,049	97%	$281,082	96%
Equipment revenues	15,029	3%	13,155	4%
Total revenues	$442,078	100%	$294,237	100%
ARPU(1)	$65		$68

(1)                                  ARPU is an industry term that measures total service revenues per month from our subscribers divided by the average number of subscribers in commercial service during the period.  ARPU, itself, is not a measurement determined under GAAP in the United States of America and may not be similar to ARPU measures of other companies; however, ARPU uses GAAP measures as the basis for calculation.  We believe that ARPU provides useful information concerning the appeal of our rate plans and service offering and our performance in attracting high value customers.  The following schedule reflects the ARPU calculation and provides a reconciliation of service revenues used for the ARPU calculation to service revenues reported on our Consolidated Statements of Operations, which we believe is the most directly comparable GAAP measure to the service revenues measure used for the ARPU calculation:

	For the Six Months Ended June 30,
	2003	2002
	(dollars and units in thousands, except for ARPU)
Service revenues (as reported on Consolidated Statements of Operations)	$427,049	$281,082
Add: activation fees deferred and recognized for SAB No. 101	1,196	1,918
Less: roaming revenues and other revenues	(49,866)	(35,756)
Service revenues for ARPU	$378,379	$247,244

Average units (subscribers)	963	604
ARPU	$65	$68

Cost of Service Revenues

For the six months ended June 30, 2003, our cost of service revenues was $149.1 million as compared to $127.8 million for the same period in 2002, representing an increase of 17%. The increase in costs was primarily the result of bringing on-air approximately 467 additional cell sites since June 30, 2002, as well as an increase in airtime usage from 574 average monthly minutes of use per subscriber for the six months ended June 30, 2002 to 641 average monthly minutes of use per subscriber for the six months ended June 30, 2003. Increased airtime usage resulted from the 52% growth in the number of customers from 2002 along with the 12% increase in average minutes of use per subscriber per month.

Cost of Equipment Revenues

Our cost of equipment revenues for the six months ended June 30, 2003 was $44.9 million as compared to $43.2 million for the same period in 2002.  The increase in costs was related mostly to the growth in number of subscribers.  The table below reflects the cost of equipment revenues taking into account the effect of SAB No. 101.

	For the Six Months Ended June 30,
	2003	2002
	(in thousands)

Cost of equipment revenues:
Cost of equipment revenues billed	$53,203	$51,300
Cost of equipment revenues deferred (effect of SAB No. 101).	(23,266)	(17,769)
Previously deferred cost of equipment revenues recognized (effect of SAB No. 101)	14,998	9,639
Total cost of equipment revenues reported	$44,935	$43,170

Due to the unique “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors.  As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. Therefore, we believe these amounts best represent the economics and actual cash subsidy on equipment costs.  As a result, the table below shows that the gross subsidy (without the effect of SAB No. 101) between equipment revenues and cost of equipment revenues was a loss of $31.1 million for six months ended June 30, 2003, as compared to a loss of $31.9 million for the same period in 2002.  We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Six Months Ended June 30,
	2003	2002
	(in thousands)

Equipment revenues billed	$22,101	$19,367
Cost of equipment revenues billed	(53,203)	(51,300)
Total gross subsidy for equipment	$(31,102)	$(31,933)

Selling, General and Administrative Expenses

For the six months ended June 30, 2003, selling, general and administrative expenses were $187.4 million as compared to $146.9 million for 2002, representing an increase of 28%.  The increase was due to an increase in sales and marketing activities to grow our customer base, higher commission expense related to a larger proportion of sales from the indirect sales channel, start-up costs for opening new retail stores, and additional billing, collection, customer retention, customer care and service and repair costs to support a larger and growing customer base.

Stock-Based Compensation Expense

For the six months ended June 30, 2003 and 2002, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $481,000 and $5.8 million, respectively.

Depreciation and Amortization Expense

For the six months ended June 30, 2003, our depreciation and amortization expense was $66.0 million as compared to $45.6 million for the same period in 2002, representing an increase of 45%. The $20.4 million increase related primarily to depreciating the wireless network assets for the 467 additional cell sites placed in service since June 30, 2002, along with furniture and equipment purchased to set up new retail stores.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined from $80.2 million for the six months ended June 30, 2002 to $79.4 million for the six months ended June 30, 2003, representing a decrease of 1%.  This reduction was due mostly to recording a non-cash fair market value gain of approximately $1.4 million for the six months ended June 30, 2003 for our interest rate swap agreements compared to approximately a $593,000 non-cash fair market value loss for the same period in 2002.

For the six months ended June 30, 2003, interest income was $1.3 million as compared to $4.5 million for the same period in 2002, representing a decrease of  $3.2 million or 71%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash balance as a result of expenditures related to the network build-out.

Net Loss

For the six months ended June 30, 2003, we had a net loss attributable to common stockholders of approximately $160.2 million as compared to a net loss of $166.6 million for 2002, representing a decline of $6.4 million or 4%. The $160.2 million net loss includes a $68.1 million loss for early retirement of the 14% senior discount notes, of which $61.2 million represents the premium paid to retire the notes (which is cash) and $6.9 million represents the write-off of the related deferred financing costs.

Liquidity and Capital Resources

As of June 30, 2003, our cash and cash equivalents and short-term investments balance was approximately $207.8 million, an increase of $95.2 million compared to the balance of $112.6 million at the end of March 31, 2003.  In addition, we have access to an undrawn line of credit of $100 million for a total liquidity position of $307.8 million as of June 30, 2003.  The increase in our liquidity position from March 31, 2003 is a result of a series of refinancing transactions described below that were completed during the second quarter of 2003.

•                  On May 13, 2003, we closed a private placement of $150 million of 1½% senior convertible notes due 2008.  On June 11, 2003, we closed a private placement of an additional $25 million of these notes (increasing total gross proceeds to $175 million) pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes.

•                  From May 13, 2003 through June 4, 2003, we retired approximately $86.1 million (principal amount at maturity) of our 14% senior discount notes due 2009 for $87.9 million for cash in open-market purchases.

•                  On June 11, 2003, we commenced a tender offer and consent solicitation relating to all of our outstanding 14% senior discount notes.  From June 11, 2003 through June 30, 2003, we repurchased approximately $375.8 million (principal amount at maturity) of our 14% senior discount notes for $398.1 million.

•                  On June 23, 2003, we closed a private placement of $450 million of 8 1/8% senior notes due 2011.  The proceeds from the offering were primarily used to fund the repurchase of the 14% senior discount notes.

Statement of Cash Flows Discussion:

	For the Six Months Ended June 30,
	2003	2002	$ Change	% Change
Net cash used from operating activities	$(20,659)	$(93,789)	$73,130	78%
Net cash used from investing activities	$(106,319)	$(150,038)	$43,719	29%
Net cash provided from financing activities	$131,884	$51,727	$80,157	155%

For the six months ended June 30, 2003, we used $20.7 million in cash for operating activities, as compared to $93.8 million used for the same period in 2002. The $73.1 million decrease in the net use of funds was due to an increase in service revenues from customers, a decline in our accounts receivable balance from customers through increased collection activity and a reduction in telephone and accessory inventory on-hand, offset by an increased use of funds for operating activities and related production costs for our billing system, network operating costs for additional sites placed in service, and increased marketing and sales activities.

Net cash used in investing activities for the six-month period ended June 30, 2003 was $106.3 million compared to $150.0 million for the same period in 2002. The $43.7 million decrease in net cash used in investing activities was primarily due to:

•                  a $63.2 million decrease in capital expenditures;

•                  a $20.8 million decrease in  FCC licenses acquired; offset by

•                  a $40.3 million increase in net cash purchases (proceeds) of short-term investments.

We anticipate our total capital spending for 2003 to be approximately  $190 million, which is a $10 million decrease from our first quarter 2003 forecast of $200 million primarily as the result of technology improvements employed by network equipment.  Through June 30, 2003, we have decreased our forecast for capital requirements by a total of $20.0 million since our initial forecast of $210.0 million given at the beginning of 2003.

Net cash provided from financing activities for the six months ended June 30, 2003 totaled $131.9 million, which increased $80.2 million compared to $51.7 million for the same period in 2002.  As discussed above, we completed a series of refinancing transactions during the second quarter 2003 which helped to provide funds from financing activities and improved our overall liquidity position.   The net cash provided from financing activities was primarily due to the following:

•                  our receipt of $612.2 million net proceeds from the sale of senior convertible notes and senior notes as described above,

•                  our use of $486.1 million for the purchase and retirement of $461.9 million (principal amount at maturity) of our 14% senior discount notes;

•                  our receipt of $6.3 million proceeds from sale of towers; and

•                  our use of $1.1 million for the payment of capital lease obligations.

Capital Needs and Funding Sources:

Our primary liquidity needs arise from the capital requirements necessary to expand and enhance coverage in our existing markets that are part of the Nextel Digital Mobile Network.  Other liquidity needs include the future acquisition of additional frequencies, the installation of new or additional switch equipment and the introduction of new technology and services. Without limiting the foregoing, we expect capital expenditures to include, among other things, the purchase of switches, base radios, transmission towers and antennae, radio frequency engineering, and cell site construction.

We believe that our existing cash and cash equivalents and short-term investments balance and access to our line of credit, as necessary, plus the recently completed convertible debt financing described below under the heading “Recent Developments” will provide sufficient funds to finance our capital needs and working capital requirements as well as provide the necessary funds to acquire any additional FCC licenses through 2004, which we expect to be our first full year of positive free cash flow.  Please see   “–Free Cash Flow” below for more information regarding our use of free cash flow as a non-GAAP financial measure.

To the extent we are not able to generate positive cash from operating activities, we will be required to use more of our available liquidity to fund operations or we would require additional financing.  We may be unable to raise additional capital on acceptable terms, if at all.  Furthermore, our ability to generate positive cash from operating activities is dependent upon the amount of revenue we receive from customers, operating expenses required to provide our service, the cost of acquiring and retaining customers and our ability to continue to grow our customer base.

Additionally, to the extent we decide to expand our digital mobile network or deploy next generation technologies, we would require additional financing to fund these projects.  In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally and in the wireless communications industry specifically, and other factors that may be beyond our control.  To the extent that additional capital is raised through the sale of equity or securities convertible into equity, the issuance of such securities could result in the dilution of our stockholders.

Free Cash Flow

We define free cash flow as net cash provided by (used in) operating activities less capital expenditures and payments for FCC licenses.  Free cash flow is not a measurement determined under GAAP in the United States of America and may not be similar to free cash flow measures of other companies.  We believe that free cash flow provides useful information to investors, analysts and our management about the amount of cash our business is generating after interest payments and reinvestments in the business, which may be used to fund scheduled debt maturities and other financing activities, including refinancings and early retirement of debt.  Free cash flow is most directly comparable to the GAAP measure of net cash provided by (used in) operating activities reported on our Consolidated Statements of Cash Flows.  The following schedule reconciles free cash flow to net cash provided by (used in) operating activities:

	For the Six Months Ended June 30,
	2003	2002
	(dollars in thousands)

Net cash provided by (used in) operating activities (as reported on our Consolidated Statements of Cash Flows)	$(20,659)	$(93,789)
Less: capital expenditures	(84,824)	(148,054)
Less: FCC licenses	(13,607)	(34,416)
Free cash flow (negative)	$(119,090)	$(276,259)

Although we have stated that we expect to be free cash flow positive for the full year 2004, we are currently unable to provide a quantitative reconciliation of free cash flow to net cash provided by (used in) operating activities for the full year 2004 because significant GAAP information relating to 2004 fiscal periods that would be necessary to determine our anticipated 2004 net cash provided by (used in) operating activities, including net loss, interest, taxes, depreciation and amortization, is currently not available or ascertainable with the requisite specificity without unreasonable effort.

The following table provides details regarding our contractual obligations subsequent to June 30, 2003:

	Payments due by Period (in thousands)
Contractual Obligations	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$1,250	$3,750	$3,750	$3,750	$151,469	$1,457,136	$1,621,105
Capital lease obligations	1,503	3,208	3,499	3,817	4,163	9,492	25,682
Redeemable preferred stock	—	—	—	—	—	82,107	82,107
Operating leases	37,466	72,338	59,749	39,681	25,743	54,203	289,180
Purchase obligations	3,917	7,000	500	—	—	—	11,417
Total contractual obligations	$44,136	$86,296	$67,498	$47,248	$181,375	$1,602,938	$2,029,491

Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support.  Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years.  Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments.  See Note 7 in the Notes to the Consolidated Condensed Financial Statements appearing in this Form 10-Q for amounts paid to Motorola for the three-month period ended June 30, 2003 and 2002 and Note 11 in the Notes to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K for 2002, 2001 and 2000.  In addition, please see “Recent Developments” below for a description of our recent convertible senior note financing; the table above does not reflect this transaction.

Sources of Funding

To date, third-party financing activities have provided all of our funding. As of June 30, 2003 these financings totaled approximately $2.3 billion and included:

•                  proceeds from cash equity contributions of $202.8 million in January 1999;

•                  the offering of 14% senior discount notes for initial proceeds of $406.4 million in January 1999, less $191.2 million for the partial redemption of these notes in April 2000, $86.1 million for open-market repurchases of notes during May and June 2003, and $375.8 million (principal amount at maturity) as of June 30, 2003 for the repurchase of notes pursuant to a tender offer commenced in June 2003;

•                  term loans incurred in the aggregate principal amount of $375.0 million in January and September 1999 and January 2002;

•                  the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for class B common stock and Series B preferred stock in January and September 1999 and September 2000;

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

•                  the offering of 12 ½% senior discount notes for $210.4 million in December 2001;

•                  net proceeds totaling $28.0 million from the sale of switches in Kentucky and Florida in July and October 2002;

•                  cancellation of existing indebtedness in November and December 2002 and January and February 2003 in the aggregate amount of $45.0 million (principal amount at maturity) in exchange for the issuance of shares of our Class A common stock;

•                  the offering of 1½% senior convertible notes for $150.0 million in May 2003 and an additional $25.0 million in June 2003 pursuant to the exercise of an over-allotment option held by the initial purchasers of the notes; and

•                  the offering of 8 1/8% senior notes for $450.0 million in June 2003.

Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000, January 25, 2001, January 21, 2002 and April 17, 2003. On April 17, 2003, we amended our existing credit facility, including our related guaranty and pledge agreement, to permit the issuance of additional unsecured debt, subject to the terms and conditions of the credit facility and our related guaranty and pledge agreement.  On February 5, 2002, we closed the transaction to amend our existing $425 million credit facility to provide for an additional $50 million term D loan.  Currently, the credit facility, as amended, includes a $175 million term B loan, a $150 million term C loan, a $50 million term D loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $475 million. The $175 million term B loan matures on January 29, 2008, and the $150 million term C and $50 million term D loans mature on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of June 30, 2003, $374.6 million of term loans were outstanding and no amounts were outstanding under the $100 million revolving credit facility.

The term B, C and D loans all bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The applicable margin for the term B loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the term C and D loans is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as defined by the Bank Credit Agreement, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of June 30, 2003, the interest rates on the $175 million term B loan, the $150 term C loan and the $50 million term D loan were 6.02%, 5.39% and 5.60%, respectively.

Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt, create liens on assets or enter into significant transactions and covenants relating to minimum service revenues, subscriber units and covered Pops. The credit facility also contains covenants requiring that we maintain certain defined financial ratios and meet operational targets for service revenues, subscriber units and network coverage. As of June 30, 2003, we were in compliance with all covenants associated with this credit facility and anticipate remaining in compliance with these covenants for the foreseeable future.

Our 14% senior discount notes due February 1, 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock.  From May 13, 2003 through June 4, 2003, we purchased approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million.  On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to purchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes for $398.1 million.  Subsequent to June 30, 2003 through July 11, 2003 we purchased an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes for $17.5 million, leaving approximately $6.1 million of the 14% senior discount notes outstanding as of July 31, 2003.  The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $6.5 million by February 1, 2004.  As of June 30, 2003, the accreted value of the outstanding 14% senior discount notes was approximately $21.3 million.

On March 10, 2000, we issued $200 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200 million of 11% senior notes, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. In November 2002 we exchanged $10.0 million (principal amount at maturity)  of the notes for shares of our Class A common stock.  Interest accrues for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year.

On December 4, 2001 we issued in a private placement $225 million of 12½% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12½% senior discount notes for registered notes having the same financial terms as the privately placed notes.  Interest accrues for these notes at the rate of 12½% per annum commencing on May 15, 2002, payable semiannually in cash in arrears on May 15 and November 15 of each year.

On May 13, 2003 we closed a private placement of $150 million of 1½% senior convertible notes due 2008.  On June 11, 2003, we closed a private placement of an additional $25 million of these notes pursuant to the exercise of an over-allotment option held by the initial purchases of these notes increasing the total proceeds to $175 million.  At the option of the holders, the notes are convertible at an initial conversion rate of 131.9087 shares of our class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share of Class A common stock.  Interest accrues for these notes at the rate of 1½% per annum commencing on November 15, 2003, payable semiannually in cash in arrears on May 15 and November 15 of each year.

On June 23, 2003, we issued $450 million of 8 1/8% senior notes due 2011 in a private placement.  We intend to exchange all of the 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes.  Interest will accrue at the rate of 8 1/8% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004.  The proceeds from this offering were used primarily to fund the purchase of the 14% senior discount notes in our tender offer.

As discussed in more detail in “Risk Factors,” if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

In the future, we may opportunistically engage in additional debt-for-equity exchanges or repurchase additional outstanding notes if the financial terms are sufficiently attractive.

Recent Developments

From July 1, 2003 through July 11, 2003, we repurchased approximately $16.5 million (principal amount at maturity) of our 14% senior discount notes for cash.

On August 6, 2003 we closed a private placement of $125 million of 1½% senior convertible notes due 2008.  The offering of these notes was made to qualified to institutional buyers as defined in Rule 144A of the Securities Act.  At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share of Class A common stock.   Interest will accrue at the rate of 1½% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2003.  The proceeds from this offering will be used for general corporate purposes, including but not limited to general working capital and opportunistic repurchases of currently outstanding notes.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes.  The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions.  For additional information see Note 3 “Significant Accounting Policies” in Item 1 of Part I, “Financial Statements (Unaudited)” of this Form 10-Q, and Note 1 “Operations and Significant Accounting Policies” in Item 8 of Part II, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended December 31, 2002.  Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize service revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts.  These discounts typically relate to promotional service campaigns in which customers will receive a monthly discount on their service plan for a limited period depending on the features of the rate plan.  Additionally, for situations where customers may have a billing dispute, coverage dispute or service issue we may grant a one-time credit or adjustment to the customer’s bill.  We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used.  To account for the service revenues, including adjustments and discounts, that are unbilled at month-end, we make an estimate of unbilled service revenue from the end of the billed service period to the end of the month.  This estimate, which is subjective, is based on a number of factors including:  the increase in net subscribers, number of business days from the billed service period to the end of the month and the average revenue per subscriber, after taking partial billing periods into consideration.  This estimate is accrued monthly and reversed the following month when the actual service period is billed again.

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

In accordance with Staff Accounting Bulletin 101 (SAB No.  101), “Revenue Recognition in Financial Statements,” our activation fees and phone revenues are deferred and recognized over three years. The decision to defer these revenues is based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately.   The key factor in our conclusion is that our wireless service is essential to the functionality of the phone, due to the fact that our phones, which have a unique “push to talk” feature, can only be used on our digital network. Concurrently, the related costs for the phone equipment are deferred solely to the extent of deferred revenues. The direct and incremental phone costs in excess of revenues generated from phone sales are expensed in addition to the amortization of the deferred costs.

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

As a result of the adoption of SFAS No. 142, we recorded a non-cash charge to our income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss.  This charge is required because we have significant deferred tax liabilities related to FCC licenses.  Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss.  Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period.  Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 and continue to increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase.  For the three months ended June 30, 2003 and 2002, the deferred tax provision attributable to FCC licenses was $3.2 million and $1.8 million, respectively, and for the six months ended the same periods it was $6.1 million and $14.1 million, respectively.

Impairment of Long-Lived Assets

Our long-lived assets consist principally of property, plant and equipment.  It is our policy to assess impairment of long-lived assets pursuant to SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment.  When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers.  We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network.  Thus far, we believe none of the above factors has occurred and therefore have not recorded any impairment charges.

Asset Retirement Obligations

During 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations ("ARO").  Under the scope of this pronouncement, we have ARO associated with removal of equipment from cell sites and towers that we lease from third parties.  Adoption of SFAS No. 143 did not materially impact our financial position or results of operation.

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

Under the provisions of Staff Accounting  Bulletin, or SAB, No. 101, “Revenue Recognition in  Financial Statements,” we accounted for the sale of our  phone equipent and the subsequent service to the customer as a single  unit of accounting due to the fact that our wireless service is  essential to the functionality of our phones. Accordingly, we  recognized revenue from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period, when title to the phone passed to the customer.  Under EITF Issue No. 00-21, we no longer need to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Based on this fact and the fact that we meet the criteria stipulated in EITF Issue No. 00-21, we have concluded that EITF Issue No. 00-21 requires us to account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer.  Accordingly, we will recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter 2003.

We adopted EITF Issue 00-21 on July 1, 2003  and elected to apply the provisions to our existing customer  arrangements. The cumulative effect of adopting EITF 00-21 did not  materially impact the statement of operations.

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

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  This statement is effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003.  We have identified that our mandatorily redeemable preferred stock is within the scope of this statement and will be reclassified as long-term debt, and the mandatorily redeemable preferred stock dividends will be recorded as interest expense beginning July 1, 2003.

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

For the three months ended June 30, 2003 and 2002, we purchased approximately $46.5 million and $54.3 million, respectively, and $90.5 million and $85.1 million for the six months ended June 30, 2003 and 2002, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who currently holds approximately 31.5% of our outstanding common stock and with whom one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us.  Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended June 30, 2003 and 2002 we earned approximately $26.9 million and $20.0 million, respectively, and for the six months ended June 30, 2003 and 2002 we earned approximately $49.9 million and $35.3 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended June 30, 2003 and 2002, recorded as part of cost of service revenues, we paid Nextel WIP $24.0 million and $21.2 million, respectively, and for the six months ended June 30, 2003 and 2002 we paid Nextel WIP $43.8 million and $37.0 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs.

During the first half of 2003 Nextel  continued to provide certain services to us for which we pay a fee based on  their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended June 30, 2003 and 2002, we were charged approximately $996,000 and $736,000, respectively, and $2.2 million and $1.7 million for the six months ended the same periods, respectively, for these services.  Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For the three months ended June 30, 2003 and 2002, we were charged approximately $1.0 million and $512,000, respectively, and $2.3 million and $837,000 for the six months ended June 30, 2003 and 2002, respetively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

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

Business Relationship

In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder, president, chief executive officer and chairman of the board of directors is one of our directors.  For the three months ended June 30, 2003 and 2002, we paid this company $2.9 million and $2.3 million, respectively, and $5.2 million and $5.0 million for the six months ended June 30, 2003 and 2002, respectively, for these services and tower leases.

Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lukfin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 11.4% of our outstanding common stock through their affiliate, Credit Suisse First Boston, and are represented on our board of directors. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A Common Stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to the Credit Suisse and the DLJ Entities in connection with the capitalization transactions for both the three and six months ended June 30, 2003 and 2002 is approximately $4.5 million and $437,500, respectively.

RISK FACTORS

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have a history of operating losses, expect to continue to incur operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Mobile Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of June 30, 2003, we had an accumulated deficit of approximately $1.1 billion. We expect to continue to incur operating losses and to generate negative cash flow from operating activities at least through 2003. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

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

The total of our non-current portion of our outstanding debt and mandatorily redeemable preferred stock outstanding was approximately $1.6 billion as of June 30, 2003 and greatly exceeds the level of our revenues and stockholders’ equity.  As of June 30, 2003, the non-current portion of total long-term debt outstanding included  $371.4 million outstanding under our credit facility, $21.3 million of 14% senior discount notes outstanding at their accreted value, $390.0 million of 11% senior notes outstanding, $212.2 million of 12½% senior discount notes outstanding at their accreted value, $175.0 million 1½% convertible senior notes, $450.0 million 8 1/8% senior notes and $22.6 million of capital lease obligations. We also had approximately $37.1 million of mandatorily redeemable preferred stock outstanding, including accrued dividends. In aggregate, this indebtedness represented approximately 105% of our total book capitalization at that date.

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

•                                          we must dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, reducing funds available for our build-out, operations or other purposes;

•                                          we are vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates; and

•                                          it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below those, which we can or are willing to match.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our estimated capital requirements to build out our portion of the Nextel Digital Mobile Network using the current 800 MHz iDEN system until we become free cash flow positive, which we anticipate will not occur before 2004.  See “—Liquidity and Capital Resources” for more information regarding our use of free cash flow as a non-GAAP measure.

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

•                                          If either personal communication services or cellular operators provide two-way radio dispatch services in the future, our competitive advantage of being uniquely able to combine that service with our mobile telephone service would be impaired. Further, some of our competitors have attempted to compete with Direct Connect by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated small groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

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

Our credit facility and the indentures governing our existing senior discount notes and senior notes contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

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

In addition, our credit facility imposes financial covenants that require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios, minimum service revenues, minimum subscriber units and covered Pops, minimum EBITDA requirements, as defined in the credit facility, and minimum fixed charge coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future, and if we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our ability to carry out our business plan and would have a negative impact on our financial condition.

If an event constituting a change of control or fundamental change occurs, we may be required to redeem or repurchase all of our outstanding notes even if our credit facility prohibits such redemption or repurchase or we lack the resources to make such redemption.

Upon the occurrence of a defined change of control or fundamental change under the indentures governing our existing senior discount notes, convertible senior notes and senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem or repurchase our existing senior discount notes, convertible senior notes and senior notes. However, our credit facility prohibits us, except under certain circumstances, from redeeming or repurchasing any of our outstanding notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming or repurchasing our outstanding notes our failure to redeem or repurchase such notes would constitute an event of default under the respective indentures, which would in turn result in a default under our credit facility. Any default under our indentures or credit facility could result in an acceleration of such indebtedness, which would harm our financial condition and adversely impact our ability to implement our business plan and could result in the cessation of our business. Moreover, even if we obtained consent under our credit facility, we cannot be sure that we would have sufficient resources to redeem or repurchase our outstanding notes and still have sufficient funds available to successfully pursue our business plan.

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

As of June 30, 2003, our officers, directors and greater than 5% stockholders together controlled approximately 69% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

In addition, under our amended shareholders’ agreement, Nextel WIP and Madison Dearborn Partners each have the right to designate a member to our currently authorized seven-member board of directors.   We cannot be certain that any conflicts that arise between the interests of our company and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

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

Provisions of our charter documents, amended shareholders’ agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable. We have authorized the issuance of "blank check" preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control could trigger an event of default under provisions in our credit facility and the indentures governing our senior discount notes, convertible senior notes and senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

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

Upon a liquidation of our company, holders of our Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. As of June 30, 2003, we had approximately $37.1 million of Series B preferred stock outstanding, including accrued dividends. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. Pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010, and we cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

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

•                  future sales of our Class A common stock or securities convertible into Class A common stock; and

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

Some statements and information contained in this Quarterly Report on Form 10-Q are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should" or "anticipates" or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We caution you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under "Risk Factors." Forward-looking statements include, but are not limited to, statements with respect to the following:

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

•                  the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities; and

•                  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks arising from changes in interest rates.  Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rates applicable to the term loans of our subsidiary under our credit facility.  In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our $325 million term B and C loans. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations.  Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.7 million.

We follow SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 138 to account for our derivatives.  These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We have not documented our interest rate swap agreements as hedges; therefore we mark them to fair value to each reporting date into earnings.  The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three and six months ended June 30, 2003, we recorded a non-cash, non-operating gain of $796,000 and $1.4 million, respectively, related to the market value of interest rate swap agreements which has been reflected in interest expense.

The following discloses the fair value of the swap agreements recorded as of June 30, 2003:

(in thousands)
Fair value of liability as of December 31, 2002	$9,294
Change in fair value – interest rate changes	$(1,405)
Fair value of liability as of June 30, 2003	$7,889

In January 1999, we issued our 14% senior discount notes, in March 2000 and July 2000, we issued our 11% senior notes and in December 4, 2001 we issued 12½%senior notes.  In addition, in May and June 2003 we issued 1½% senior convertible notes and 8 1/8% senior notes.  While fluctuations in interest rates may affect the fair value of these notes and expose us to market risk causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.

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

Item 4. Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer, and the following underwriters of our initial public offering:  Goldman Sachs & Co., Credit Suisse First Boston Corporation, Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice.  The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a registration statement and prospectus that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers, and we intend to defend the action vigorously.

On June 8, 2001 a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones.  The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects.  The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief.  The defendants timely removed the case to Federal court and requested that all similar actions pending in the Federal courts be consolidated in a multi-district proceeding. The judicial panel on multi-district litigation granted the defendants’ request, and all related proceedings were consolidated in the U.S. District Court for the District of Maryland. The MDL court first heard the plaintiffs’ motion to remand the cases back to the state courts from which they were removed, which motion the court denied. Discovery is stayed in all of the class actions pending the court’s decision on the motion to dismiss. On or about March 5, 2003, the MDL court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims on preemption grounds. The plaintiffs have appealed the MDL court order.  We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the District Court of Hidalgo County, Texas against us, Nextel Communications, and Nextel West Corp.  The lawsuit is captioned Rolando Prado vs. Nextel Communications, Nextel West Corp and Nextel Partners, Cause No. C-695-03-B.  On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel Communications and Nextel West Corp.  The lawsuit is captioned Steve Strange vs. Nextel Communications, Nextel West Corp. and Nextel Partners, Civil Action No. 01-002520-03.  On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against us, Nextel and Nextel South Corp.  The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli vs. Nextel Communications, Nextel Partners Operating Corp. and Nextel South Corp., Case No. 03-CA1065.  These complaints allege that we falsely and deceptively increased our prices for wireless service.  Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged deception.  Plaintiffs also seek attorneys’ fees, expenses and, if permitted, punitive damages.  We believe the allegations are groundless and will vigorously defend against these actions.

We are subject to other claims and legal actions that may arise in the ordinary course of business.  We do not believe that any of these pending claims or legal actions will have a material effect on our business or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

On May 13, 2003, we closed a private placement of $150 million of 1½% senior convertible notes due 2008.  On June 11, 2003, we closed a private placement of an additional $25 million of these notes (increasing total gross proceeds to $175 million) pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes.  The offering of the notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

On June 23, 2003, we closed a private placement of $450 million of 8 1/8% senior notes due 2011.  The offering of the notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 8, 2003, we held our 2003 annual meeting of stockholders in Bellevue, Washington.  Only holders of record of our Class A common stock and Class B common stock on the record date of March 21, 2003 were entitled to vote at the annual meeting.  Each holder of record of Class A common stock and Class B common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting.  There was no opposition to the nominees of the Board of Directors and all such nominees were elected to serve as our directors.  Set forth below is information regarding the shares voted in the election of our directors, each to hold office until his or her successor is elected and qualified:

	Votes
Name	For	Withheld
John Chapple	215,062,601	1,841,813
Adam Aron	215,477,404	1,427,010
Steven Dodge	199,560,322	17,344,092
Timothy Donahue	215,418,157	1,486,257
Caroline Rapking	215,475,187	1,429,227
Andrew Sinwell	215,418,267	1,486,147
Dennis Weibling	215,422,696	1,481,718

A proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003 was approved and received the following votes:

Votes
For	216,543,890
Against	352,290
Abstain	8,234
Broker non-votes	34,096,897

Additionally, our restricted stock plan was approved and received the following votes:

Votes
For	214,430,750
Against	2,433,181
Abstain	40,483
Broker Non-Votes	34,096,897

Item 6.  Exhibits and Reports on Form 8-K

(a)           List of Exhibits.

Exhibit Number

Exhibit Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).
3.2	Bylaws (incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459)).
10.68	Indenture dated as of June 23, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 8 1/8% senior notes due 2011.
10.69

Registration Rights Agreement dated as of June 23, 2003 by and among Nextel Partners, Inc., Credit Suisse First Boston LLC, Morgan Stanley & Co. Inc., UBS Securities, LLC, Legg Mason Wood Walker, Inc., and Thomas Weisel Partners LLC relating to the 8 1/8% senior notes dues 2011.

10.70	Indenture dated as of August 6, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 1½% convertible senior notes due 2008.
10.71	Registration Rights Agreement by and among Nextel Partners, Inc., and Wachovia Capital Markets, LLC and Credit Suisse First Boston LLC relating to the 1 ½% convertible senior notes due 2008.
31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of John Thompson, Chief Financial Officer of Nextel Partners, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.
32.2	Certification of John Thompson, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

(b)         Reports on Form 8-K:

1.	Current Report on Form 8-K filed April 30, 2003 announcing the Company’s financial results for the quarterly period ended March 31, 2003.
2.	Current Report on Form 8-K filed May 6, 2003 announcing that John Thompson, Chief Financial Officer, would transition to a new role as Vice President of Strategic Initiatives.
3.	Current Report on Form 8-K filed May 8, 2003 announcing the Company’s intention to sell and subsequent agreement to sell $150 million of 1 ½% convertible senior notes due 2008 in a private placement.
4.

Current Report on Form 8-K filed June 6, 2003 announcing that the initial purchasers of the Company’s 1½% convertible senior notes due 2008 elected to exercise their over-allotment option to purchase an additional $25.0 million principal amount of such notes.

5.

Current Report on Form 8-K filed June 12, 2003 announcing the commencement of a tender offer and consent solicitation relating to all of the Company’s outstanding 14% senior discount notes due 2009.  In addition, the Company announced its intention to finance the tender offer with the net proceeds from an offering of $425.0 million of senior notes.

6.	Current Report on Form 8-K filed June 16, 2003 announcing that the Company entered into an agreement to sell $450.0 million of 8 1/8% senior notes due 2011 in a private placement.
7.

Current Report on Form 8-K filed June 23, 2003 announcing that the tender offer for the Company’s 14% senior discount notes due 2009 expired at 5:00 p.m., New York City time on June 20, 2003 and that the Company had accepted for purchase approximately $375.8 million aggregate principal amount at maturity of the 14% notes, which notes were purchased with the net proceeds from the private placement by the Company of $450 million 8 1/8% senior notes due 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC. (Registrant)

Date: August 14, 2003	By:	/s/ JOHN D. THOMPSON
John D. Thompson
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)