Form 10-Q
period 2003-09-30
NEXTEL PARTNERS INC
filed 2003-11-07
CIK 1085707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)      Yes   ☒    No  ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Number of Shares Outstanding on October 31, 2003
Class A Common Stock	172,789,781
Class B Common Stock	79,056,228

NEXTEL PARTNERS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(dollars in thousands, except share and per share amounts)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,225	$67,522
Short-term investments	144,310	127,507
Accounts receivable, net of allowance $12,834 and $10,197, respectively	142,555	130,459
Subscriber equipment inventory	16,264	16,413
Receivable from officer	—	2,200
Other current assets	17,365	13,393

Total current assets	438,719	357,494

PROPERTY, PLANT AND EQUIPMENT, at cost	1,350,174	1,222,183
Less - accumulated depreciation and amortization	(320,075)	(222,107)

Property, plant and equipment, net	1,030,099	1,000,076

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	369,720	348,440
Debt issuance costs, net of accumulated amortization of $17,244 and $13,527, respectively	35,830	29,915

Total non-current assets	405,550	378,355

TOTAL ASSETS	$1,874,368	$1,735,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52,605	$57,374
Accrued expenses and other current liabilities	86,758	80,502
Due to Nextel WIP	10,019	23,691

Total current liabilities	149,382	161,567

LONG-TERM OBLIGATIONS:
Credit facility - term B, C and D	370,500	373,312
14% Senior discount notes due 2009	6,256	425,861
11% Senior notes due 2010	367,450	390,000
12 1/2% Senior notes due 2009	202,040	211,572
1 1/2% Convertible Senior notes due 2008	300,000	—
8 1/8% Senior notes due 2011	450,000	—
Long-term capital lease obligation	21,800	23,855
Deferred income taxes	44,551	18,188
Mandatorily redeemable preferred stock, redeemable 2010 (see Note 5)	38,250	—
Other long-term liabilities	19,174	20,220

Total long-term obligations	1,820,021	1,463,008

TOTAL LIABILITIES	1,969,403	1,624,575

COMMITMENTS AND CONTINGENCIES (See Notes)

MANDATORILY REDEEMABLE PREFERRED STOCK, Series B Mandatorily redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 13,110,000 shares issued and outstanding (see Note 5)	—	34,971

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, Class A, par value $.001 per share 172,598,480 and 170,797,589 shares, respectively, issued and outstanding, and paid-in capital	909,016	897,756
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(1,165,670)	(983,444)
Deferred compensation	(1,693)	(1,245)

Total stockholders’ equity (deficit)	(95,035)	76,379

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,874,368	$1,735,925

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
REVENUES (see Note 3):

Service revenues (earned from Nextel WIP $32,622, $22,076, $82,488 and $57,425, respectively)	$260,650	$174,534	$687,699	$455,616
Equipment revenues	20,264	6,156	35,293	19,311

Total revenues	280,914	180,690	722,992	474,927

OPERATING EXPENSES:

Cost of service revenues (excludes depreciation of $32,569, $25,860, $95,938 and $71,491 respectively) (incurred from Nextel WIP $26,348, $21,793, $70,161 and $58,746, respectively)	83,258	68,714	232,331	196,493
Cost of equipment revenues (see Note 3)	37,076	22,669	82,011	65,839
Selling, general and administrative (Incurred from Nextel WIP $2,461, $1,798, $6,993 and $4,374, respectively)	104,808	81,442	292,177	228,358
Stock based compensation (primarily selling, general and administrative related)	259	3,354	740	9,110
Depreciation and amortization	33,527	26,154	99,521	71,801

Total operating expenses	258,928	202,333	706,780	571,601

INCOME (LOSS) FROM OPERATIONS	21,986	(21,643)	16,212	(96,674)
Interest expense, net	(37,438)	(43,054)	(116,835)	(123,211)
Interest income	648	1,554	1,930	6,071
Loss on early retirement of debt	(6,290)	—	(74,417)	—

LOSS BEFORE DEFERRED INCOME TAX PROVISION	(21,094)	(63,143)	(173,110)	(213,814)
Deferred income tax provision	(885)	(1,730)	(6,975)	(15,788)

NET LOSS	(21,979)	(64,873)	(180,085)	(229,602)
Mandatorily redeemable preferred stock dividends (see Note 5)	—	(1,009)	(2,141)	(2,909)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(21,979)	$(65,882)	$(182,226)	$(232,511)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:	$(0.09)	$(0.27)	$(0.73)	$(0.95)

Weighted average number of shares outstanding, basic and diluted	251,284,864	244,672,055	250,909,273	244,425,967

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(dollars in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180,085)	$(229,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Deferred income tax provision	6,975	15,788
Depreciation and amortization	99,521	71,801
Amortization of debt issuance costs	3,717	3,347
Interest accretion for senior discount notes	27,013	41,042
Interest accretion for mandatorily redeemable preferred Stock Series B	1,138	—
Bond discount amortization	928	787
Loss on retirement of debt	74,417	—
Fair value adjustments of derivative instruments	(2,689)	2,757
Stock based compensation	740	9,110
Other	1,144	(353)
Changes in current assets and liabilities:
Accounts receivable, net	(12,096)	(40,191)
Subscriber equipment inventory	149	(10,446)
Other current and long-term assets	(2,085)	(6,744)
Accounts payable, accrued expenses and other current liabilities	9,104	22,624
Operating advances due to Nextel WIP	1,561	4,221

Net cash provided by (used in) operating activities	29,452	(115,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147,066)	(220,039)
FCC licenses	(14,369)	(51,884)
Proceeds (investments) from sale and maturities of short-term investments, net	(16,803)	108,638

Net cash used in investing activities	(178,238)	(163,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	750,000	50,000
Stock options exercised	1,314	621
Proceeds from stock issued for employee stock purchase plan	1,362	1,404
Proceeds from sale lease-back transactions	6,392	16,017
Debt repayments	(540,704)	—
Capital lease payment	(1,858)	—
Equity issuance costs	—	(5)
Debt issuance costs	(17,017)	(1,839)

Net cash provided by financing activities	199,489	66,198

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,703	(212,946)

CASH AND CASH EQUIVALENTS, beginning of period	67,522	304,359

CASH AND CASH EQUIVALENTS, end of period	$118,225	$91,413

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for taxes	$—	$—

Capitalized interest on accretion of senior discount notes	$378	$949

Accretion of mandatorily redeemable preferred stock dividends	$2,141	$2,909

Retirement of long-term debt with common stock	$6,973	$—

Capital lease acquisition	$—	$12,976

CASH PAID FOR INTEREST, net of capitalized amount	$93,676	$77,288

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

September 30, 2003

(unaudited)

1. BASIS OF PRESENTATION

Our interim consolidated condensed financial statements as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2003 and 2002 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2002 and our subsequent quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 filed with the SEC.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

Our digital network (“Nextel Digital Mobile Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (“Motorola”) (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and tertiary markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”), govern the support services to be provided by Nextel WIP (see Note 7).

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

Net Loss per Share

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, reduced by the weighted average number of common shares subject to repurchase. Diluted earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the senior convertible notes (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.

At September 30, 2003 approximately 32.9 million shares issuable upon the assumed conversion of our 1 1/2% senior convertible notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, at September 30, 2003 and 2002, approximately 170,000 and 709,770 shares of restricted stock, respectively, and 18.8 million and 16.7 million stock options outstanding, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

The following schedule is our net loss per share calculation for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except share and per share amounts)
Loss attributable to common stockholders (numerator for Basic and diluted)	$(21,979)	$(65,882)	$(182,226)	$(232,511)

Gross weighted average common shares outstanding (denominator for basic and diluted)	251,435,407	245,381,825	251,079,346	245,135,737
Less:
Weighted average shares subject to repurchase	(150,543)	(709,770)	(170,073)	(709,770)

Shares used in computation	251,284,864	244,672,055	250,909,273	244,425,967

Basic and diluted net loss per share	$(0.09)	$(0.27)	$(0.73)	$(0.95)

Short-term Investments

Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at September 30, 2003 and 2002 consisted of U.S. Treasuries, mortgage-backed securities, and commercial paper. We classify our debt securities as trading securities because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

Sale-Leaseback Transactions

We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended September 30, 2003 and 2002 we received cash proceeds of approximately $142,000 and $14.2 million, respectively, and for the nine months ended September 30, 2003 and 2002 we received cash proceeds of approximately $6.4 million and $16.0 million, respectively, for assets sold to third parties. No gains were recognized on these transactions.

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

As a result of adopting SFAS No. 142, we are now required to record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to our FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three-month periods ended September 30, 2003 and 2002, we recorded a deferred income tax provision of $885,000 and $1.7 million, respectively, and during the nine-month periods ended September 30, 2003 and 2002, we recorded a deferred income tax provision of $7.0 million and $15.8 million, respectively, relating to our FCC licenses.

Interest Rate Risk Management

We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The interest rate swap agreements are included in other long-term liabilities on our balance sheet. For the three months ended September 30, 2003 and 2002, we recorded a non-cash, non-operating gain of $1.3 million and a charge of $2.2 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense, and for the nine months ended September 30, 2003 and 2002, we recorded a non-cash, non-operating gain of $2.7 million and a charge of $2.8 million, respectively.

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

Revenue Recognition

Service revenues primarily include fixed monthly access charges for the digital cellular service, Nextel Direct Connect, and other wireless services and variable charges for airtime usage in excess of plan minutes. We recognize revenue for access charges and other services charged at fixed amounts plus excess airtime usage ratably over the service period, net of customer discounts and adjustments, over the period earned. In November 2002, the EITF issued a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. We adopted EITF Issue No. 00-21 on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below.

Under the provisions of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” we historically accounted for the sale of our phone equipment and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our phones. Accordingly, we recognized revenue from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period, when title to the phone passed to the customer. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This will result in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale.

For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Service revenues	$259,527	$175,006	$687,772	$458,006

Equipment revenues	$13,805	$7,989	$35,906	$27,356

Cost of equipment revenues	$29,494	$24,974	$82,697	$76,274

Loss attributable to common stockholders	$(21,979)	$(65,882)	$(182,226)	$(232,511)

Loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.27)	$(0.73)	$(0.95)

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Long-Lived Assets

Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, we believe none of the above triggering events has occurred and therefore have not recorded any impairment charges.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and have provided the disclosures required by SFAS No. 148.

As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted, our net loss attributable to common stockholders and basic and diluted loss per share would have increased to the as adjusted amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net loss, as reported	$(21,979)	$(64,873)	$(180,085)	$(229,602)
Add: stock-based employee compensation expense included in reported net loss	259	3,354	740	9,110
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(5,996)	(8,841)	(19,439)	(26,375)

As adjusted	$(27,716)	$(70,360)	$(198,784)	$(246,867)

Basic and diluted loss per share attributable to common stockholders
As reported	$(0.09)	$(0.27)	$(0.73)	$(0.95)

As adjusted	$(0.11)	$(0.29)	$(0.80)	$(1.02)

Weighted average fair value per share of options granted	$6.32	$2.68.	$4.82	$4.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148.

Asset Retirement Obligations

During 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, we have ARO associated with removal of equipment from cell sites and towers that we lease from third parties. Adoption of SFAS No. 143 did not materially impact our financial position or results of operations.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on our financial statements, as we do not believe that we have any existing variable interest entities that required consolidation.

4. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2003	December 31, 2002
	(in thousands)
Building and improvements	$8,277	$7,101
Equipment	1,136,573	1,016,492
Furniture and Fixtures	98,031	85,345
Less: accumulated depreciation and amortization	(320,075)	(222,107)

Subtotal	922,806	886,831
Construction in progress	107,293	113,245

Total property and equipment	$1,030,099	$1,000,076

5. NON-CURRENT PORTION OF LONG-TERM DEBT

	September 30, 2003	December 31, 2002
	(in thousands)
Bank Credit Facility — Term B Loan, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted London Interbank Offered Rate (“LIBOR”)	$173,250	$173,687
Bank Credit Facility — Term C Loan, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	147,250	149,625
Bank Credit Facility — Term D Loan, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	50,000	50,000
14% Senior Redeemable Discount Notes due 2009, net of unamortized discount of $0.3 million at September 30, 2003 and $67.1 million at December 31, 2002	6,256	425,861
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	367,450	390,000
12 1/2% Senior Notes due 2009, net of $11.9 million and $13.4 million discount at September 30, 2003 and December 31, 2002, respectively, interest payable semi-annually in cash and in arrears	202,040	211,572
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	300,000	—
8 1/8% Senior Notes due 2011, interest payable semi-annually in cash and in arrears	450,000	—
Capital lease obligations	21,800	23,855
Mandatorily redeemable 12% preferred stock, redeemable 2010	38,250	—

Total non-current portion of long-term debt	$1,756,296	$1,424,600

Our outstanding senior unsecured notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of September 30, 2003, we were in compliance with all of our required covenants.

Our Term Loans contain financial covenants requiring us to maintain (i) certain defined ratios of senior debt and total debt to EBITDA, as defined in our credit facility, (ii) a minimum interest coverage ratio, (iii) a minimum fixed charge coverage ratio, (iv) a maximum leverage ratio and (v) minimum service revenues, subscriber units and covered population equivalents. As of September 30, 2003, we were in compliance with all of our required covenants.

14% Senior Redeemable Discount Notes

From May 13, 2003 through June 4, 2003, we purchased for cash approximately $86.1 million (principal amount at maturity) of our 14% senior discount notes due 2009 for $87.9 million in open-market purchases, resulting in a loss of $9.6 million for early retirement of debt for the three months ended June 30, 2003. The purchases were made with a portion of proceeds from our sale in May and June 2003 of the 1 1/2% convertible senior notes.

On June 11, 2003, we commenced a tender offer and consent solicitation relating to all of our outstanding 14% senior discount notes. The tender offer expired on July 10, 2003 and we received the consents necessary to amend the indenture governing the 14% senior discount notes to eliminate substantially all restrictive covenants and certain event of default provisions. As of June 30, 2003, we had repurchased approximately $375.8 million (principal amount at maturity) from the tender offer for our 14% senior discount notes for $398.1 million, resulting in a loss of approximately $51.7 million for early retirement of debt for the three months ended June 30, 2003. The purchases were made with a portion of proceeds from our sale in June 2003 of the 8 1/8% senior notes.

From July 1, 2003 through July 11, 2003 we repurchased for cash an additional $16.5 million (principal amount at maturity) of our 14% discount notes with proceeds from the 8 1/8% senior notes offering. This resulted in a loss of approximately $2.2 million for early retirement of debt for the three months ended September 30, 2003.

The aggregate accreted value of the 14% senior discount notes outstanding as of September 30, 2003 will increase at a rate of 14%, compounded semi-annually, to a final accreted value equal to a principal amount of $6.5 million as of February 2004. Thereafter, the 14% senior discount notes bear interest at a rate of 14% per annum payable semi-annually in cash in arrears, with the interest payments payable from August 1, 2004 through February 1, 2009 when the 14% senior discount notes mature and become due.

11% Senior Notes

During August 2003, we repurchased for cash $22.6 million (principal amount at maturity) of our 11% senior notes with proceeds from both the 8 1/8% senior notes issued in June 2003 and from the 1 1/2% convertible senior notes issued in August 2003. This resulted in a loss from early retirement of debt of approximately $1.5 million for early retirement of debt for the three months ended September 30, 2003.

12 1/2% Senior Discount Notes

During August 2003, with proceeds from the 8 1/8% senior notes issued in June 2003 and from the 1 1/2% convertible senior notes issued in August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes, which resulted in a loss from early retirement of debt of approximately $1.8 million.

1 1/2% Convertible Senior Notes

In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due November 15, 2008 in private placements. These offerings were made to qualified institutional buyers, or QIBs, as defined in Rule 144A of the Securities Act. At the option of the holders, the 1 1/2% senior convertible notes are convertible into shares of our Class A common stock at a conversion rate of 131.9087 shares per $1,000 principal amount of notes, or $7.58 per share subject to adjustment. Interest will accrue at the rate of 1 1/2% per annum, which interest is to be paid semi-annually on May 15 and November 15 of each year, commencing November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% senior convertible notes and the shares of our Class A common stock into which the 1 1/2% senior convertible notes are convertible.

In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% senior convertible notes due 2008. The offering of these notes was made to QIBs. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share of Class A common stock. Interest will accrue at the rate of 1 1/2% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% senior convertible notes and the shares of our Class A common stock into which the 1 1/2% senior convertible notes are convertible.

All of our 1 1/2% senior convertible notes are senior unsecured debt and rank on parity with all of our other existing and future senior unsecured debt and prior to all of our subordinated debt. Neither we nor any of our subsidiaries are subject to any financial covenants under the indentures governing the 1 1/2% senior convertible notes. In addition, neither we nor any of our subsidiaries are restricted under the indentures governing the 1 1/2% senior convertible notes from paying dividends, incurring debt, or issuing or repurchasing our securities. We may not redeem the notes in whole or in part at our option prior to maturity. In the event of a fundamental change as defined in the indentures relating to the 1 1/2% senior convertible notes, each holder of 1 1/2% senior convertible notes will have the right to require us to repurchase all or part of such holder’s 1 1/2% senior convertible notes at a price equal to 100% of the aggregate principal amount of the 1 1/2% senior convertible notes repurchased, plus accrued and unpaid interest on the 1 1/2% senior convertible notes repurchased to the date of repurchase.

8 1/8% Senior Notes

On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due July 1, 2011 in a private placement. The offering of these notes was made to QIBs. We have filed a registration statement to exchange all of the 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest will accrue at the rate of 8 1/8% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004.

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

The 8 1/8% senior notes contain certain restrictions that limit our and our subsidiaries’ ability to (i) incur additional debt, (ii) pay dividends, acquire our shares, make certain investments or redeem outstanding debt which is subordinate in right of payment to the 8 1/8% senior notes, (iii) designate unrestricted subsidiaries, (iv) enter into transactions with affiliates, (v) engage in any business other than telecommunications, (vi) create liens, (vii) pay dividends, make loans or advances to our subsidiaries or transfer any of our property or assets to our subsidiaries, (viii) issue or sell shares of capital stock of our subsidiaries; and (ix) sell assets. As of September 30, 2003, we were in compliance with all of our required covenants.

Mandatorily Redeemable Preferred Stock

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement was effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it was effective at the beginning of the first interim period beginning after June 15, 2003. We identified that our Series B mandatorily redeemable preferred stock is within the scope of this statement and reclassified it to long-term debt and began recording the Series B mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003. The following schedule shows the pro forma impact of SFAS No. 150 had it been effective in prior periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net loss, as reported	$(21,979)	$(64,873)	$(180,085)	$(229,602)
Less: mandatorily redeemable preferred stock dividend	—	(1,009)	(2,141)	(2,909)

Net loss, adjusted for SFAS No. 150	$(21,979)	$(65,882)	$(182,226)	$(232,511)

In October 2003, we delivered a notice to Nextel WIP stating our intent to redeem all of the 13,110,000 shares of our outstanding Series B mandatorily redeemable preferred stock currently held by Nextel WIP. The Series B preferred stock accretes at a rate of 12% per annum, and as of September 30, 2003, the redemption value of the Series B preferred stock was approximately $38.3 million. We intend to consummate the redemption in the fourth quarter of 2003. Following such redemption, we will no longer have any shares of preferred stock outstanding.

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our former Chief Financial Officer and Treasurer and current Vice President, Strategic Initiatives, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a registration statement and prospectus that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The settlement, which is not material to us, is subject to final court approval.

On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and requested that all similar actions pending in the Federal courts be consolidated in a multi-district proceeding. The judicial panel on multi-district litigation granted the defendants’ request, and all related proceedings were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the MDL court granted the defendants’ consolidated motion to dismiss plaintiffs’ claims on preemption grounds. The plaintiffs have appealed the MDL court order. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. The court has authorized the settling parties to issue notice of the nationwide settlement, and a hearing for final approval of the settlement is set for January 29, 2004 in the Western District of Missouri. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

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

For the three months ended September 30, 2003 and 2002, we purchased approximately $46.5 million and $53.3 million, respectively, and $137.0 million and $138.4 million for the nine months ended September 30, 2003 and 2002, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who currently holds approximately 31.4% of our outstanding common stock and with whom one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended September 30, 2003 and 2002 we earned approximately $32.6 million and $22.1 million, respectively, and for the nine months ended September 30, 2003 and 2002 we earned approximately $82.5 million and $57.4 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended September 30, 2003 and 2002, we incurred charges from Nextel WIP totaling $26.3 million and $21.8 million, respectively, and for the nine months ended September 30, 2003 and 2002 we incurred charges of $70.2 million and $58.7 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

During 2003 Nextel has continued to provide certain services to us for which we pay a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended September 30, 2003 and 2002, we were charged approximately $1.4 million and $1.1 million, respectively, and $3.6 million and $2.8 million for the nine months ended the same periods, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For the three months ended September 30, 2003 and 2002, we were charged approximately $1.1 million and $742,000, respectively, and $3.4 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

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

Business Relationship

In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder and chairman of the board of directors is one of our directors. For the three months ended September 30, 2003 and 2002, we paid this company $2.7 million and $2.6 million, respectively, and $7.9 million and $7.6 million for the nine months ended September 30, 2003 and 2002, respectively, for these services and tower leases.

DLJ Merchant Banking Relationship

Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes, convertible senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lufkin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking Partners II, L.P. and certain related parties (the “DLJ Entities”), all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 9.7% of our outstanding common stock through their affiliate, Credit Suisse First Boston. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A common stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to the Credit Suisse First Boston and the DLJ Entities in connection with these transactions for the three months ended September 30, 2003 and 2002 was approximately $687,500 and $437,500, respectively, and $5.2 million and $437,500 for the nine months ended September 30, 2003 and 2002, respectively.

Subsequent Events

In October 2003, we delivered a notice to Nextel WIP stating our intent to redeem all of the 13,110,000 shares of our outstanding Series B mandatorily redeemable preferred stock currently held by Nextel WIP. The Series B preferred stock accretes at a rate of 12% per annum, and as of September 30, 2003, the redemption value of the Series B preferred stock was approximately $38.3 million. We intend to consummate the redemption in the fourth quarter of 2003. Following such redemption, we will no longer have any shares of preferred stock outstanding.

On October 30, 2003, we filed a registration statement with the SEC for a public offering of 33 million shares of our Class A common stock. Of that amount, 10 million shares will be newly issued Class A common stock offered by us. The remaining 23 million shares of Class A common stock will be offered by DLJ Merchant Banking Partners II, L.P., Madison Dearborn Capital Partners II, L.P. and Motorola, Inc. (collectively, the “selling stockholders”). In addition, certain of the selling stockholders have granted the underwriters an option to purchase up to an additional 4.95 million shares of Class A common stock to cover over-allotments. We intend to use the proceeds of the offering to redeem approximately $67.7 million of the outstanding principal amount of our 12 1/2% senior discount notes and for general corporate purposes. We will not receive any of the proceeds from the shares offered by the selling stockholders.

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

Please read the following discussion together with our 2002 annual report on Form 10-K and our quarterly reports on Form 10-Q along with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this report.

Overview

We provide digital mobile communications services using the Nextel brand name in mid-sized and tertiary markets throughout the United States. We offer four distinct wireless services fully integrated in a single wireless handset. These services include digital cellular services; Direct Connect® (the nationwide digital walkie-talkie service); text messaging; and Nextel Online Services®, which provide wireless access to the Internet, an organization’s internal databases and other applications, including email. We hold licenses for wireless frequencies in markets where approximately 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel Communications, Inc. (“Nextel”) in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 57 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Mobile Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 293 of the top 300 metropolitan statistical areas in the United States.

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

As of September 30, 2003, we had approximately 1,144,700 digital subscribers. Our subscriber base grew 46% compared to September 30, 2002, when we had an ending subscriber count of approximately 784,700. Our network provides coverage to approximately 38 million Pops, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Minnesota, Mississippi, Nebraska, New York, North Dakota, Pennsylvania, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin.

Other accomplishments during third quarter 2003 include:

•	Enhancements to Nationwide Direct Connect. On July 29, 2003, we, along with Nextel, announced the completion of the launch in all of our respective markets of Nationwide Direct Connect. With the Nationwide Direct Connect feature, our customers and Nextel customers are able to use the Push to Talk SM nationwide digital walkie-talkie capability anywhere in the continental United States and Hawaii on the Nextel Digital Mobile Network with any other Nextel or Nextel Partners subscriber.

•	Debt Refinancing and Repurchases. In August 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes. We used a portion of the proceeds from this offering to purchase approximately $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes and approximately $22.6 million (principal amount at maturity) of our 11% senior notes for cash in open-market purchases. We also purchased approximately $16.5 million (principal amount at maturity) of our 14% senior discount notes.

Selected Consolidated Financial Data

We have summarized below our historical consolidated financial data as of and for the three and nine months ended September 30, 2003 and 2002. The historical operating data presented below for the same periods are derived from our records.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
	(unaudited)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$260,650	$174,534	$687,699	$455,616
Equipment revenues (1)	20,264	6,156	35,293	19,311

Total revenues	280,914	180,690	722,992	474,927

Operating expenses:
Cost of service revenues (excludes depreciation of $32,569, $25,860, $95,938 and $71,491, respectively)	83,258	68,714	232,331	196,493
Cost of equipment revenues (1)	37,076	22,669	82,011	65,839
Selling, general and administrative	104,808	81,442	292,177	228,358
Stock-based compensation (primarily selling, general and administrative related)	259	3,354	740	9,110
Depreciation and amortization	33,527	26,154	99,521	71,801

Total operating expenses	258,928	202,333	706,780	571,601

Income (loss) from operations	21,986	(21,643)	16,212	(96,674)

Other income (expense):
Interest expense, net	(37,438)	(43,054)	(116,835)	(123,211)
Interest income	648	1,554	1,930	6,071
Loss on early extinguishment of debt	(6,290)	—	(74,417)	—

Total other income (expense)	(43,080)	(41,500)	(189,322)	(117,140)

Loss before deferred income tax provision	(21,094)	(63,143)	(173,110)	(213,814)
Deferred income tax provision	(885)	(1,730)	(6,975)	(15,788)

Net loss	(21,979)	(64,873)	(180,085)	(229,602)
Mandatorily redeemable preferred stock dividends (2)	—	(1,009)	(2,141)	(2,909)

Loss attributable to common stockholders	$(21,979)	$(65,882)	$(182,226)	$(232,511)

Loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.27)	$(0.73)	$(0.95)

Weighted average number of shares outstanding, basic and diluted	251,285	244,672	250,909	244,426

	As of September 30, 2003	As of December 31, 2002
	(dollars in thousands)
	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments (3)	$262,535	$195,029
Property, plant and equipment, net	1,030,099	1,000,076
FCC operating licenses, net	369,720	348,440
Total assets	1,874,368	1,735,925
Current liabilities	149,382	161,567
Long-term debt	1,756,296	1,424,600
Series B mandatorily redeemable preferred stock (2)	—	34,971
Total stockholders’ equity (deficit)	(95,035)	76,379
Total liabilities and stockholders’ equity	$1,874,368	$1,735,925

	As of September 30, 2003	As of September 30, 2002
	(unaudited)
Other Data:
Covered Pops (end of period) (millions)	38	36
Subscribers (end of period)	1,144,700	784,700

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
	(unaudited)
Statement of Cash Flows:
Net cash provided by (used in) operating activities	$29,452	$(115,859)
Net cash used in investing activities	$(178,238)	$(163,285)
Net cash provided by financing activities	$199,489	$66,198

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
	(unaudited)
Other Data:
Adjusted EBITDA(4)	$55,772	$7,865	$116,473	$(15,763)
Net capital expenditures(5)	$40,546	$64,317	$129,212	$203,393

(1)	Effective July 1, 2003 we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the impact of our adoption of this policy.

(2)	In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement was effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it was effective at the beginning of the first interim period beginning after June 15, 2003. We identified that our Series B mandatorily redeemable preferred stock is within the scope of this statement and reclassified it to long-term debt and began recording the Series B mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003.

(3)	Short-term investments include marketable securities and corporate commercial paper with original purchase maturities greater than three months.

(4)	The term EBITDA refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term “Adjusted EBITDA” to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early extinguishment of debt and stock-based compensation. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, Adjusted EBITDA is not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. The following schedule reconciles Adjusted EBITDA to net cash provided by (used in) operating activities reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
Net cash provided by (used in) operating activities (as reported on Consolidated Statements of Cash Flows)	$50,111	$(22,070)	$29,452	$(115,859)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	42,317	29,183	93,676	77,288
Interest income	(648)	(1,554)	(1,930)	(6,071)
Change in working capital and other	(36,008)	2,306	(4,725)	28,879

Adjusted EBITDA	$55,772	$7,865	$116,473	$(15,763)

(5)	Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and lease-back transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used as defined by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
Capital expenditures (reported on Consolidated Statements of Cash Flows)	$62,242	$71,985	$147,066	$220,039
Less: cash paid portion of capitalized interest	(352)	(578)	(1,028)	(1,681)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(142)	(367)	(6,392)	(2,215)
Change in capital expenditures accrued or unpaid	(21,202)	(6,723)	(10,434)	(12,750)

Net capital expenditures	$40,546	$64,317	$129,212	$203,393

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues

Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 49% to $260.7 million for the three-month period ended September 30, 2003 as compared to $174.5 million for the same period in 2002. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular services, Direct Connect® services, text messaging and Nextel Online Services®. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Mobile Network. Roaming revenues for the third quarter of 2003 accounted for approximately 12% of our service revenues, which was the same percentage as in the third quarter 2002. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to continue to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

We adopted EITF Issue No. 00-21 on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This will result in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For a more detailed discussion of this accounting policy, please see “—Critical Accounting Policies – Revenue Recognition.”

The following table shows the reconciliation from the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101. We believe the adjusted amounts best represent the actual service revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues.

	Three Months Ended September 30,
	2003	2002
	(in thousands)
Revenues:
Service revenues as reported	$260,650	$174,534
Activation fees deferred (SAB No. 101)	—	1,235
Previously deferred activation fees recognized (SAB No. 101)	(1,123)	(763)

Activation fees to equipment revenues (EITF No. 00-21)	2,100	—

Total service revenues without SAB No. 101 and EITF No. 00-21	$261,627	$175,006

Equipment revenues as reported	$20,264	$6,156
Equipment revenues deferred (SAB No. 101)	—	6,915
Previously deferred equipment revenues recognized (SAB No. 101)	(6,459)	(5,082)
Activation fees from service revenues (EITF No. 00-21)	(2,100)	—

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$11,705	$7,989

Cost of equipment revenues as reported	$37,076	$22,669
Cost of equipment revenues deferred (SAB No. 101)	—	8,150
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(7,582)	(5,845)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$29,494	$24,974

Equipment revenues reported for the third quarter of 2003 were $20.2 million as compared to $6.2 million reported for the same period in 2002, representing an increase of $14.0 million. Of the $14.0 million increase from 2002 to 2003, $8.3 million relates to recognizing equipment revenues previously deferred pursuant to SAB No. 101 and recording $2.1 million of activation fees to equipment revenues based on EITF No. 00-21. The remaining $3.6 million increase is based on the growth of our subscriber base. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

Total revenues increased 55% to $280.9 million for the three months ended September 30, 2003 as compared to $180.7 million generated in the same period in 2002. This growth in revenues was due mostly to the increase in our subscriber base, increasing the average revenue per customer and recognizing revenue previously deferred in accordance with SAB No. 101. We expect our revenues to continue to increase as we add more subscribers and continue to introduce new products, such as Nationwide Direct Connect. Although we anticipate continued growth in our revenues in 2003, we have launched all of our markets and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

For the third quarter of 2003, our ARPU was $70, which was an increase of $1 compared to the third quarter of 2002. We attribute the increase in ARPU to our continued focus on high value subscribers, growth in minutes of use to an average of 711 average monthly minutes per subscriber, an increase in federal cost recovery charge, and a strong increase in use of Nationwide Direct Connect. We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2003. The following table sets forth our revenues and ARPU:

Revenues

	For the Three Months Ended September 30, 2003	% of Consolidated Revenues	For the Three Months Ended September 30, 2002	% of Consolidated Revenues
	(dollars in thousands, except for ARPU)
Service and roaming revenues	$260,650	93%	$174,534	97%
Equipment revenues	20,264	7%	6,156	3%

Total revenues	$280,914	100%	$180,690	100%

ARPU(1)	$70		$69

(1)	ARPU is an industry term that measures total service revenues per month from our subscribers divided by the average number of subscribers in commercial service during the period. ARPU, itself, is not a measurement determined under GAAP in the United States of America and may not be similar to ARPU measures of other companies; however, ARPU uses GAAP measures as the basis for calculation. We believe that ARPU provides useful information concerning the appeal of our rate plans and service offering and our performance in attracting high value customers. The following schedule reflects the ARPU calculation and provides a reconciliation of service revenues used for the ARPU calculation to service revenues reported on our Consolidated Statements of Operations, which we believe is the most directly comparable GAAP measure to the service revenues measure used for the ARPU calculation:

	For the Three Months Ended September 30,
	2003	2002
	(dollars and units in thousands, except for ARPU)
Service revenues (as reported on Consolidated Statements of Operations)	$260,650	$174,534
Adjust: activation fees deferred and recognized for SAB No. 101	(1,123)	472
Add: activation fees reclassified for EITF No. 00-21	2,100	—
Less: roaming revenues and other revenues	(32,622)	(22,312)

Service revenues for ARPU	$229,005	$152,694

Average units (subscribers)	1,096	740

ARPU	$70	$69

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

For the three months ended September 30, 2003, our cost of service revenues was $83.3 million as compared to $68.7 million for the same period in 2002, representing an increase of 21%. The increase in costs was primarily the result of bringing on-air approximately 350 additional cell sites since September 30, 2002, as well as an increase in airtime usage, both of which resulted in higher network operating costs. Increased airtime usage resulted both from the growth in the number of customers from 2002 as well as from the increased average minutes of use per customer. We saw an increase in average minutes of use per subscriber, which was 711 average monthly minutes per subscriber for the third quarter of 2003. This is an increase of approximately 16% as compared to 614 average monthly minutes of use per subscriber for the same period in 2002.

In July 2003 we acquired from Nextel our sixth switch, which is located in Texas. We anticipate that this switch will help to reduce the switch sharing costs paid to Nextel in the fourth quarter of 2003. We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increase as our customer base grows. However, we expect our cost of service revenues per average minute of use to decrease as economies of scale continue to be realized.

Cost of Equipment Revenues

Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. As reflected in the following table, our cost of equipment revenues for the three-month period ended September 30, 2003 was $37.1 million as compared to $22.7 million for the same period in 2002 or an increase of $14.4 million. The increase in costs was related mostly to recognizing $9.9 million of equipment costs that was previously deferred in accordance with SAB No. 101 and $4.5 million for the increased volume of subscribers. The table below reflects the cost of equipment revenues taking into account the effect of eliminating SAB No. 101.

	For the Three Months Ended September 30,
	2003	2002
	(in thousands)
Cost of equipment revenues as reported	$37,076	$22,669
Cost of equipment revenues deferred (SAB No. 101)	—	8,150
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(7,582)	(5,845)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$29,494	$24,974

Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. Therefore, we believe these amounts best represent the economics and actual cash subsidy on equipment costs. As a result, the table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $17.8 million for the third quarter of 2003, as compared to a loss of $17.0 million for the same period in 2002. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months Ended September 30,
	2003	2002
	(in thousands)
Equipment revenues billed	$11,705	$7,989
Cost of equipment revenues billed	(29,494)	(24,974)

Total gross subsidy for equipment	$(17,789)	$(16,985)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended September 30, 2003, selling, general and administrative expenses were $104.8 million as compared to $81.4 million for the same period in 2002, representing an increase of 29%.

Sales and marketing expenses increased as a result of:

•	higher expenses for commissions related to a greater proportion of sales received from indirect distribution channels;

•	increased sales and marketing activities, including advertising expenses aimed to grow our customer base; and

•	start-up and operating costs related to the thirty-one new retail stores in operation by the end of the third quarter of 2003.

General and administrative costs include customer care center operations, service and repair for customer phones along with corporate personnel including billing, collections, legal, finance, human resources and information technology.

Our general and administrative costs increased as a result of:

•	increasing staff and operating expenses for our customer care service centers in Las Vegas, Nevada and Panama City Beach, Florida to support our growing customer base; and

•	additional billing, collection, customer retention, and service and repair expenses to support a larger and growing customer base.

As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we are able to implement. Overall, we expect our acquisition costs per new customer to decrease as we continue to increase the amount of sales from our low cost distribution channels, including our retail stores and web-based distribution channels, decrease equipment subsidies and increase the productivity of our direct sales representatives. During the fourth quarter of 2003, we expect to see a decline in acquisition costs per new customer since we will not be launching as many new retail stores and as we continue to decrease equipment subsidies and improve our direct sales productivity.

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2003 and 2002, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $259,000 and $3.4 million, respectively. This is a non-cash expense. Subject to our mandatory adoption of any future accounting pronouncements, we expect stock-based compensation expense to continue to decrease as the options and restricted stock continue to vest.

Depreciation and Amortization Expense

For the third quarter ended September 30, 2003, our depreciation and amortization expense was $33.5 million compared to $26.2 million for the same period in 2002, representing an increase of 28%. The $7.3 million increase related to depreciating wireless network assets for the switch in Florida put in operation during the fourth quarter in 2002 and for the new switch in Texas, which was acquired during July 2003 from Nextel, along with 350 additional cell sites placed in service since September 30, 2002, as well as to furniture and equipment purchased for our offices and new retail stores. We expect depreciation to continue to increase due to the additional cell sites we plan to place in service.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined $5.7 million from $43.1 million for the three-month period ended September 30, 2002 to $37.4 million for the three months ended September 30, 2003, representing a decrease of 13%. This reduction was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes, 12 1/2% senior notes and 11% senior notes. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $1.3 million for the three months ended September 30, 2003 compared to a charge of approximately a $2.2 million non-cash fair market value loss for the same period in 2002. Furthermore, effective July 1, 2003, we adopted the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement was effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it was effective at the beginning of the first interim period beginning after June 15, 2003. We identified that our Series B mandatorily redeemable preferred stock is within the scope of this statement and reclassified it to long-term debt and began recording the Series B mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003. For the three-month period ended September 30, 2003 we recorded $1.1 million of redeemable preferred stock dividends as interest expense.

For the three months ended September 30, 2003, interest income was $648,000, as compared to $1.6 million for the same period in 2002. This decrease was due mostly to a decline in interest rates on our short-term investments.

Loss on Early Retirement of Debt

For the three months ended September 30, 2003 we recorded a $6.3 million loss on early retirement of debt related to our repurchase for cash of $16.5 million (principal amount at maturity) of our 14% senior discount notes, $22.6 million (principal amount at maturity) of our 11% senior notes and $11.1 million (principal amount at maturity) of our 12 1/2% senior notes. Of the $6.3 million loss, $5.5 million represents a premium paid to repurchase the notes for cash and $802,000 relates to the write-off of the deferred financing costs for our 14% senior discount notes, 11% senior notes and 12 1/2% senior notes. If we consummate the proposed redemption of approximately $67.7 million (principal amount at maturity) of our outstanding 12 1/2% senior discount notes from the proceeds of our currently pending public offering, we expect to record a loss from early retirement of debt of approximately $13.3 million.

Deferred Income Tax Provision

As a result of adopting SFAS No. 142, we are now required to record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three months ended September 30, 2003 and 2002, we recorded a deferred income tax provision of $885,000 and $1.7 million, respectively, relating to our FCC licenses.

Net Loss

For the three months ended September 30, 2003, we had a net loss attributable to common stockholders of approximately $22.0 million compared to a net loss of $65.9 million for the same period in 2002, representing an improvement of $43.9 million, or 67%. The $22.0 million net loss includes a $6.3 million loss for early retirement of debt related to our repurchase for cash of an aggregate of $50.2 million (principal amount at maturity) of our 14% senior discount notes, 11% senior notes and 12 1/2% senior notes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues

Service revenues increased 51% to $687.7 million for the nine months ended September 30, 2003 as compared to $455.6 million for the nine months ended September 30, 2002. Roaming revenues for the nine months ended September 30, 2003 accounted for approximately 12% of our service revenues, as compared to 13% for the same period in 2002.

Since we adopted EITF No. 00-21 prospectively beginning on July 1, 2003, all previously deferred activation fees, handset revenues and related costs for the handsets deferred in accordance with SAB No. 101 will continue to be amortized over their remaining customer relationships. For a discussion of this accounting policy, please see “—Critical Accounting Policies – Revenue Recognition.”

The following table shows the reconciliation from the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101. We believe the adjusted amounts best represent our actual service revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues.

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
	(in thousands)
Revenues:
Service revenues as reported	$687,699	$455,616
Activation fees deferred (SAB No. 101)	3,319	4,304
Previously deferred activation fees recognized (SAB No. 101)	(3,246)	(1,914)
Activation fees to equipment revenues (EITF No. 00-21)	2,100	—

Total service revenues reported without SAB No. 101 and EITF No. 00-21	$689,872	$458,006

Equipment revenues as reported	$35,293	$19,311
Equipment revenues deferred (SAB No. 101)	19,947	21,615
Previously deferred equipment revenues recognized (SAB No. 101)	(19,334)	(13,570)
Activation fees from service revenues (EITF No. 00-21)	(2,100)	—

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$33,806	$27,356

Operating expenses:
Cost of equipment revenues as reported	$82,011	$65,839
Cost of equipment revenues deferred (SAB No. 101)	23,266	25,919
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(22,580)	(15,484)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$82,697	$76,274

Equipment revenues for the nine months ended September 30, 2003 were $35.3 million as compared to $19.3 million for the same period in 2002, representing an increase of $16.0 million, or 83%. Of the increase, $7.4 million relates to the adoption of EITF No. 00-21 and recognizing equipment revenues previously deferred in accordance with SAB No. 101 in addition to $2.1 million of activation fees reported in equipment revenues. The remaining $6.5 million increase is due to growth in the number of subscribers during the period.

Total revenues increased 52% to $723.0 million for the nine months ended September 30, 2003 as compared to $474.9 million generated in the same period in 2002. This growth was due to increased revenues from existing markets in addition to launching new markets in Augusta, Georgia during May 2003 and Burlington, Vermont during June 2003.

For the nine months ended September 30, 2003 our ARPU was $67, which was a $2 decline compared to the nine months ended September 30, 2002. We attribute the decrease in ARPU to an increase in competitive pricing plans and growth in government segment subscribers, offset by an increase in the minutes used by our customers and additional usage of features such as Nextel Online services and most recently Nationwide Direct Connect services. The following table sets forth our revenues and ARPU:

Revenues

	For the Nine Months Ended September 30, 2003	% of Consolidated Revenues	For the Nine Months Ended September 30, 2002	% of Consolidated Revenues
	(dollars in thousands, except for ARPU)
Service and roaming revenues	$687,699	95%	$455,616	96%
Equipment revenues	35,293	5%	19,311	4%

Total revenues	$722,992	100%	$474,927	100%

ARPU(1)	$67		$69

(1)	ARPU is an industry term that measures total service revenues per month from our subscribers divided by the average number of subscribers in commercial service during the period. ARPU, itself, is not a measurement determined under GAAP in the United States of America and may not be similar to ARPU measures of other companies; however, ARPU uses GAAP measures as the basis for calculation. We believe that ARPU provides useful information concerning the appeal of our rate plans and service offering and our performance in attracting high value customers. The following schedule reflects the ARPU calculation and provides a reconciliation of service revenues used for the ARPU calculation to service revenues reported on our Consolidated Statements of Operations, which we believe is the most directly comparable GAAP measure to the service revenues measure used for the ARPU calculation:

	For the Nine Months Ended September 30,
	2003	2002
	(dollars and units in thousands, except for ARPU)
Service revenues (as reported on Consolidated Statements of Operations)	$687,699	$455,616
Add: activation fees deferred and recognized for SAB No. 101	73	2,390
Add: activation fees to equipment revenues for EITF No. 00-21	2,100	—
Less: roaming revenues and other revenues	(82,488)	(58,068)

Service revenues for ARPU	$607,384	$399,938

Average units (subscribers)	1,007	648

ARPU	$67	$69

Cost of Service Revenues

For the nine months ended September 30, 2003, our cost of service revenues was $232.3 million as compared to $196.5 million for the same period in 2002, representing an increase of $35.8 million, or 18%. The increase in costs was primarily the result of bringing on-air approximately 350 additional cell sites since September 30, 2002, as well as an increase in airtime usage from 590 average monthly minutes of use per subscriber for the nine months ended September 30, 2002 to 667 average monthly minutes of use per subscriber for the nine months ended September 30, 2003. Increased airtime usage resulted from the 46% growth in the number of customers from September 30, 2002 along with the 13% increase in average minutes of use per subscriber per month since that time.

Cost of Equipment Revenues

Our cost of equipment revenues for the nine months ended September 30, 2003 was $82.0 million as compared to $65.8 million for the same period in 2002. Of the $16.2 million increase in costs, $9.8 million was related to the adoption of EITF No. 00-21 and recognizing cost of equipment revenues previously deferred in accordance with SAB No. 101. The remaining $6.4 million increase in costs was due to the growth in number of subscribers. The table below reflects the cost of equipment revenues taking into account the adoption of EITF No. 00-21 and the related impact of SAB No. 101.

	For the Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cost of equipment revenues:
Cost of equipment revenues as reported	$82,011	$65,839
Cost of equipment revenues deferred (SAB No. 101)	23,266	25,919
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(22,580)	(15,484)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$82,697	$76,274

Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. Therefore, we believe these amounts best represent the economics and actual cash subsidy on equipment costs. As a result, the table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $48.9 million for the nine months ended September 30, 2003, as compared to a loss of $48.9 million for the same period in 2002. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Nine Months Ended September 30,
	2003	2002
	(in thousands)
Equipment revenues billed	$33,806	$27,356
Cost of equipment revenues billed	(82,697)	(76,274)

Total gross subsidy for equipment	$(48,891)	$(48,918)

Selling, General and Administrative Expenses

For the nine months ended September 30, 2003, selling, general and administrative expenses were $292.2 million as compared to $228.4 million for 2002, representing an increase of 28%. The increase was due to implementing sales and marketing activities to grow our customer base, higher commission expense related to a larger proportion of sales from our indirect sales channels, start-up and operating costs for additional retail stores, along with billing, collections, customer retention, customer care and service and repair costs to support a larger and growing customer base.

Stock-Based Compensation Expense

For the nine months ended September 30, 2003 and 2002, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $740,000 and $9.1 million, respectively.

Depreciation and Amortization Expense

For the nine months ended September 30, 2003, our depreciation and amortization expense was $99.5 million as compared to $71.8 million for the same period in 2002, representing an increase of 39%. The $27.7 million increase related primarily to depreciating the wireless network assets for the 350 additional cell sites placed in service since September 30, 2002, along with furniture and equipment purchased to set up new retail stores.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined from $123.2 million for the nine months ended September 30, 2002 to $116.8 million for the nine months ended September 30, 2003, representing a decrease of 5%. This reduction was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes, 12 1/2% senior notes and 11% senior notes. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $2.7 million for the nine months ended September 30, 2003 compared to a charge of approximately a $2.8 million non-cash fair market value loss for the same period in 2002. Effective July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” We identified that our Series B mandatorily redeemable preferred stock is within the scope of this statement and reclassified it to long-term debt and began recording the Series B mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003. For the nine months ended September 30, 2003, we recorded $1.1 million of preferred stock dividends as interest expense.

For the nine months ended September 30, 2003, interest income was $1.9 million as compared to $6.1 million for the same period in 2002, representing a decrease of $4.2 million or 69%. This decrease was due to a decline in interest rates on our short-term investments.

Loss on Early Retirement of Debt

For the nine months ended September 30, 2003 we recorded a $74.4 million loss on early retirement of debt related to our repurchase for cash of an aggregate of $512.1 million (principal amount at maturity) of our 14% senior discount notes, 11% senior notes and 12 1/2% senior notes, along with exchanging $8.0 million of our 14% senior discount notes for equity. Of the $74.4 million loss, $66.7 million represents a premium paid to repurchase the notes for cash and $7.7 million relates to the write-off of the deferred financing costs for the 14% senior discount notes, 11% senior notes and 12 1/2% senior notes. If we consummate the proposed redemption of approximately $67.7 million (principal amount at maturity) of our outstanding 12 1/2% senior discount notes from the proceeds of our currently pending public offering, we expect to record a loss from early retirement of debt of approximately $13.3 million.

Deferred Income Tax Provision

As a result of adopting SFAS No. 142, we are now required to record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the nine months ended September 30, 2003 and 2002, we recorded a deferred income tax provision of $7.0 million and $15.8 million, respectively, relating to our FCC licenses.

Net Loss

For the nine months ended September 30, 2003, we had a net loss attributable to common stockholders of approximately $182.2 million as compared to a net loss of $232.5 million for 2002, representing a $50.3 million, or 22%, improvement. The $182.2 million net loss included a $74.4 million loss for early retirement of certain debt.

Liquidity and Capital Resources

As of September 30, 2003, our cash and cash equivalents and short-term investments balance was approximately $262.5 million, an increase of $67.5 million compared to the balance of $195.0 million as of December 31, 2002 and an increase of $26.8 million compared to the balance of $235.7 million as of September 30, 2002. In addition, we have access to an undrawn line of credit of $100 million for a total liquidity position of $362.5 million as of September 30, 2003. The $67.5 million increase in our liquidity position from December 31, 2002 is a result of a series of refinancing transactions described below that were completed during 2003.

•	On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes (increasing total gross proceeds to $175.0 million) pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes.

•	From May 13, 2003 through June 4, 2003, we repurchased approximately $86.1 million (principal amount at maturity) of our 14% senior discount notes due 2009 for $87.9 million in open-market purchases.

•	On June 11, 2003, we commenced a tender offer and consent solicitation relating to all of our outstanding 14% senior discount notes. From June 11, 2003 through June 30, 2003, we repurchased approximately $375.8 million (principal amount at maturity) of our 14% senior discount notes for $398.1 million.

•	On June 23, 2003, we closed a private placement of $450.0 million of 8 1/8% senior notes due 2011. The proceeds from the offering were primarily used to fund the repurchase of our 14% senior discount notes.

•	From July 1, 2003 through July 11, 2003, we repurchased approximately $16.5 million (principal amount at maturity) of our 14% senior discount notes in open-market purchases with proceeds from the 8 1/8% senior notes offering.

•	On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. The proceeds from this offering were used for general corporate purposes, including, but not limited to, general working capital and opportunistic repurchases of currently outstanding notes.

•	From August 5, 2003 through August 19, 2003, with proceeds from the sale of our 8 1/8% senior notes and 1 1/2% convertible senior notes, we repurchased for cash approximately $22.6 million (principal amount at maturity) of our 11% senior notes in open-market purchases and $11.1 million of the 12 1/2% senior notes in open-market purchases.

Statement of Cash Flows Discussion

	For the Nine Months Ended September 30,		$ Change	% Change
	2003	2002
Net cash provided (used) from operating activities	$29,452	$(115,859)	$145,311	125%
Net cash (used) from investing activities	$(178,238)	$(163,285)	$(14,953)	(9)%
Net cash provided from financing activities	$199,489	$66,198	$133,291	201%

For the nine months ended September 30, 2003, we provided, for the first time, $29.5 million in cash for operating activities, as compared to our use of $115.9 million in cash for the same period in 2002. The $145.3 million increase in funds provided by operating activities was due to an increase in service revenues from customers, a decline in our accounts receivable balance from customers through increased collection activity and a reduction in telephone and accessory inventory on-hand, offset by an increased use of funds for operating activities, including customer care operations, network operating costs for additional sites placed in service, and increased marketing and sales activities.

Net cash used in investing activities for the nine-month period ended September 30, 2003 was $178.2 million compared to $163.3 million for the same period in 2002. The $14.9 million increase in net cash used in investing activities was primarily due to:

•	a $125.4 million decrease in net cash proceeds from the sale and maturities of short-term investments; offset by

•	a $73.0 million decrease in capital expenditures; and

•	a $37.5 million decrease in FCC licenses acquired.

We anticipate our total capital spending for 2003 to be approximately $180.0 million, which would be a $30.0 million decrease from our initial forecast of $210.0 million given at the beginning of 2003. Our reduced spending is primarily a result of technology improvements employed by network equipment.

Net cash provided from financing activities for the nine months ended September 30, 2003 totaled $199.5 million, which was an increase of $133.3 million compared to $66.2 million provided in the same period in 2002. As discussed above, we completed a series of refinancing transactions during the second and third quarters of 2003, which helped to provide funds from financing activities and improved our overall liquidity position. The $133.3 million increase in net cash provided from financing activities was primarily due to the following:

•	our receipt of $733.0 million net proceeds from the sale of convertible senior notes and senior notes as described above;

•	our use of $540.7 million for the repurchase and retirement of an aggregate of $512.1 million (principal amount at maturity) of our 14% senior discount notes, 12½% senior notes and 11% senior notes, and debt payment for the credit facility; and

•	a decrease in proceeds received in 2003 compared to 2002 from the sale of the Kentucky switch and simultaneous capital leaseback transaction.

Capital Needs and Funding Sources

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

We believe that our existing cash and cash equivalents and short-term investments balance and access to our line of credit, as necessary, will provide sufficient funds for the foreseeable future to finance our capital needs and working capital requirements as well as provide the necessary funds to acquire any additional FCC licenses.

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

The following table provides details regarding our contractual obligations subsequent to September 30, 2003:

Payments due by Period

(in thousands)

Contractual Obligations	2003 (1)	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$813	$3,750	$3,750	$3,750	$151,469	$1,548,506	$1,712,038
Capital lease obligations	760	3,208	3,499	3,817	4,163	9,493	24,940
Redeemable preferred stock (2)	—	—	—	—	—	82,107	82,107
Operating leases	19,073	73,502	60,972	40,911	27,024	58,459	279,941
Purchase obligations	1,675	8,300	500	—	—	—	10,475

Total contractual obligations	$22,321	$88,760	$68,721	$48,478	$182,656	$1,698,565	$2,109,501

(1)	October 1, 2003 through December 31, 2003.
(2)	In October 2003, we delivered a notice to Nextel WIP stating our intent to redeem all of the 13,110,000 shares of our outstanding Series B mandatorily redeemable preferred stock currently held by Nextel WIP. The Series B preferred stock accretes at a rate of 12% per annum, and as of September 30, 2003, the redemption value of the Series B preferred stock was approximately $38.3 million. We intend to consummate the redemption in the fourth quarter of 2003, but such proposed redemption is not reflected in the above table.

Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See Note 7 in the Notes to the Consolidated Condensed Financial Statements appearing in this Form 10-Q for amounts paid to Motorola for the three- and nine-month periods ended September 30, 2003 and 2002 and Note 11 in the Notes to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K for the fiscal years ended December 31, 2002, 2001 and 2000.

Sources of Funding

To date, third-party financing activities have provided all of our funding. As of September 30, 2003 these financings totaled approximately $2.3 billion and included:

•	proceeds from cash equity contributions and commitments of $202.8 million in January and September of 1999;

•	the offering of 14% senior discount notes for initial proceeds of $406.4 million in January 1999, less $191.2 million for the partial redemption of these notes in April 2000, $86.1 million (principal amount at maturity) repurchased for cash in May and June 2003, $375.8 million (principal amount at maturity) as of June 30, 2003 repurchased pursuant to a tender offer commenced in June 2003, and $16.5 million (principal amount at maturity) repurchased for cash in July 2003;

•	term loans incurred in the aggregate principal amount of $375.0 million in January and September 1999 and January 2002;

•	the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock in January and September 1999 and September 2000;

•	the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for Class A common stock, all of which had been used by December 31,1999;

•	net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million in February 2000;

•	the offering of 11% senior notes for $200.0 million in March 2000 and an additional $200.0 million in 11% senior notes in July 2000, less $22.6 million (principal amount at maturity) repurchased for cash in August 2003;

•	the offering of 12 1/2% senior discount notes for $210.4 million in December 2001, less $11.1 million (principal amount at maturity) repurchased for cash in August 2003;

•	net proceeds totaling $28.0 million from the sale of switches in Kentucky and Florida in July and October 2002;

•	cancellation of existing indebtedness in November and December 2002 and January and February 2003 in the aggregate amount of $45.0 million (principal amount at maturity) in exchange for the issuance of shares of our Class A common stock;

•	the offering of 1 1/2% convertible senior notes for $150.0 million in May 2003 and an additional $25.0 million in June 2003 pursuant to the exercise of an over-allotment option held by the initial purchasers of the notes;

•	the offering of 8 1/8% senior notes for $450.0 million in June 2003; and

•	the offering of 1 1/2% convertible senior notes for $125.0 million in August 2003.

Nextel Partners Operating Corp., one of our wholly owned subsidiaries, entered into a credit facility in January 1999 with a syndicate of banks and other financial institutions led by Donaldson, Lufkin & Jenrette Securities Corporation, as arranger, DLJ Capital Funding, as syndication agent, and Bank of Montreal, as administrative agent. This credit facility was amended and restated in September 1999 and further amended on March 10, 2000, January 25, 2001, January 21, 2002 and April 17, 2003. On April 17, 2003, we amended our existing credit facility, including our related guaranty and pledge agreement, to permit the issuance of additional unsecured debt, subject to the terms and conditions of the credit facility and our related guaranty and pledge agreement. On February 5, 2002, we closed the transaction to amend our existing $425 million credit facility to provide for an additional $50 million term D loan. Currently, the credit facility, as amended, includes a $175 million term B loan, a $150 million term C loan, a $50 million term D loan and a $100 million reducing revolving credit facility. The credit facility may not exceed $475 million. The $175 million term B loan matures on January 29, 2008, and the $150 million term C and $50 million term D loans mature on July 29, 2008. The revolving credit facility will terminate on January 29, 2007. As of September 30, 2003, $374.1 million of term loans were outstanding and no amounts were outstanding under the $100 million revolving credit facility.

The term B, C and D loans all bear interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The applicable margin for the term B loan is 4.75% over LIBOR and 3.75% over the base rate of the higher of 0.5% per annum above the latest federal funds rate or the prime rate. The applicable margin for the term C and D loans is 4.25% over LIBOR and 3.25% over the base rate. For the revolving credit facility, the initial applicable margin is 4.25% over LIBOR and 3.25% over the base rate until consolidated EBITDA, as defined by the Bank Credit Agreement, is positive, at which time the applicable margin will be initially 4.0% over LIBOR and 3.0% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.25% and 3.75% over LIBOR and between 1.25% and 2.75% over the base rate. As of September 30, 2003, the interest rates on the $175 million term B loan, the $150 term C loan and the $50 million term D loan were 5.9%, 5.4% and 5.4%, respectively.

Borrowings under the term loans are secured by a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt, create liens on assets or enter into significant transactions and covenants relating to minimum service revenues, subscriber units and covered Pops. The credit facility also contains covenants requiring that we maintain certain defined financial ratios and meet operational targets for service revenues, subscriber units and network coverage. As of September 30, 2003, we were in compliance with all covenants associated with this credit facility and anticipate remaining in compliance with these covenants for the foreseeable future.

Our 14% senior discount notes due 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999.

Cash interest will not accrue on the notes prior to February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes (principal amount at maturity) plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. From May 13, 2003 through June 4, 2003, we repurchased for cash approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million. On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to repurchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes for $398.1 million. From July 1, 2003 through July 11, 2003, we repurchased for cash an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes for $17.5 million, leaving approximately $6.3 million of the 14% senior discount notes outstanding as of September 30, 2003. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $6.5 million by February 1, 2004.

On March 10, 2000, we issued $200.0 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200.0 million of 11% senior notes, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. Interest accrues for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year. During August 2003 we repurchased for cash $22.6 million (principal amount at maturity) of our 11% senior notes in open-market purchases.

On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum commencing on May 15, 2002, payable semiannually in cash in arrears on May 15 and November 15 of each year. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes in open-market purchases.

On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes pursuant to the exercise of an over-allotment option held by the initial purchases of these notes increasing the total proceeds to $175.0 million. At the option of the holders, the notes are convertible at an initial conversion rate of 131.9087 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share of Class A common stock. Interest accrues for these notes at the rate of 1 1/2% per annum commencing on November 15, 2003, payable semiannually in cash in arrears on May 15 and November 15 of each year. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes and the shares of our Class A common stock into which the 1 1/2% convertible senior notes are convertible.

On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due 2011 in a private placement. We have filed a registration statement to exchange all of the 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest will accrue for these notes at the rate of 8 1/8% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The proceeds from this offering were used primarily to fund the purchase of the 14% senior discount notes in our June 2003 tender offer.

On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share of Class A common stock. Interest will accrue for these notes at the rate of 1 1/2% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes and the shares of our Class A common stock into which the 1 1/2% convertible senior notes are convertible.

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

Recent Developments

In October 2003, we delivered a notice to Nextel WIP stating our intent to redeem all of the 13,110,000 shares of our outstanding Series B preferred stock currently held by Nextel WIP. The Series B preferred stock accretes at a rate of 12% per annum, and as of September 30, 2003 the redemption value of the Series B preferred stock was approximately $38.3 million. We intend to consummate the redemption in the fourth quarter of 2003. Following such redemption, we will no longer have any shares of preferred stock outstanding.

On October 30, 2003, we filed a registration statement with the SEC for a public offering of 33 million shares of our Class A common stock. Of that amount, 10 million shares will be newly issued Class A common stock offered by us. The remaining 23 million shares of Class A common stock will be offered by DLJ Merchant Banking Partners II, L.P., Madison Dearborn Capital Partners II, L.P. and Motorola, Inc. (collectively, the “selling stockholders”). In addition, certain selling stockholders have granted the underwriters an option to purchase up to an additional 4.95 million shares of Class A common stock to cover over-allotments. We intend to use the proceeds of the offering to redeem approximately $67.7 million of the outstanding principal amount of our 12 1/2% senior discount notes and for general corporate purposes. We will not receive any of the proceeds from the shares offered by the selling stockholders.

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

Equipment revenues include sale of phone and accessory equipment. We recognize revenue for phone and accessory equipment when title passes to the customer, which is upon shipping the item to the customer.

In November 2002, the EITF issued a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Issue No. 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. We adopted EITF Issue No. 00-21 on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below.

Under the provisions of SAB No. 101, “Revenue Recognition in Financial Statements,” we historically accounted for the sale of our phone equipment and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our phones. Accordingly, we recognized revenue from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period, when title to the phone passed to the customer. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This will result in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101.

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

Capitalization and Depreciation of Fixed Assets

We are inherently capital intensive due to the initial build out and continual expansion of the digital network. Thus, we record our system (digital network) and non-system fixed assets, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method based on industry average estimated useful lives of up to 31 years for cell site shelters, three to ten years for digital mobile network equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

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

On January 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, at least annually, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses. We performed asset impairment analyses on our FCC licenses in accordance with SFAS No. 142 as of January 1, 2002 for the transition and the annual assessment during the fourth quarter of 2002 and determined there has been no impairment related to our FCC licenses. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Mobile Network, as the unit of accounting for our FCC licenses based on the guidance in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment Indefinite-Lived Intangible Assets.”

As a result of the adoption of SFAS No. 142, we recorded a non-cash charge to our income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss. This charge is required because we have significant deferred tax liabilities related to FCC licenses. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 and continue to increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. For the three months ended September 30, 2003 and 2002, the deferred tax provision attributable to FCC licenses was $885,000 and $1.7 million, respectively, and for the nine months ended the same periods it was $7.0 million and $15.8 million, respectively.

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

Asset Retirement Obligations

During 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, we have ARO associated with removal of equipment from cell sites and towers that we lease from third parties. Adoption of SFAS No. 143 did not materially impact our financial position or results of operations.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on our financial statements, as we do not believe that we have any existing variable interest entities that required consolidation.

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

For the three months ended September 30, 2003 and 2002, we purchased approximately $46.5 million and $53.3 million, respectively, and $137.0 million and $138.4 million for the nine months ended September 30, 2003 and 2002, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who currently holds approximately 31.4% of our outstanding common stock and with whom one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Mobile Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended September 30, 2003 and 2002 we earned approximately $32.6 million and $22.1 million, respectively, and for the nine months ended September 30, 2003 and 2002 we earned approximately $82.5 million and $57.4 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended September 30, 2003 and 2002, we incurred charges from Nextel WIP totaling $26.3 million and $21.8 million, respectively, and for the nine months ended September 30, 2003 and 2002 we incurred charges from Nextel WIP of $70.2 million and $58.7 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

During 2003 Nextel has continued to provide certain services to us for which we pay a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended September 30, 2003 and 2002, we were charged approximately $1.4 million and $1.1 million, respectively, and $3.6 million and $2.8 million for the nine months ended the same periods, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For the three months ended September 30, 2003 and 2002, we were charged approximately $1.1 million and $742,000, respectively, and $3.4 million and $1.6 million for the nine months ended September 30, 2003 and 2002, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

In the event of a termination of the joint venture agreement, Nextel WIP could, under certain circumstances, purchase or be required to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefor in cash or in shares of Nextel common stock. The circumstances that could trigger these rights and obligations include, without limitation, termination of our operating agreements with Nextel WIP, a change of control of Nextel or a failure by us to make certain required changes to our business.

Business Relationship

In the ordinary course of business, we have engaged the services of and leased tower space from a company whose stockholder and chairman of the board of directors is one of our directors. For the three months ended September 30, 2003 and 2002, we paid this company $2.7 million and $2.6 million, respectively, and $7.9 million and $7.6 million for the nine months ended September 30, 2003 and 2002, respectively, for these services and tower leases.

DLJ Merchant Banking Relationship

Donaldson, Lufkin & Jenrette Securities Corporation and Credit Suisse First Boston have served as initial purchasers of our senior notes, senior convertible notes and senior discount notes and received customary discounts and commissions in connection with each such offering. Donaldson, Lufkin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking Partners II, L.P. and certain related parties (the “DLJ Entities”), all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, currently own approximately 9.7% of our outstanding common stock through their affiliate, Credit Suisse First Boston. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A common stock, and we may from time to time enter into other investment banking relationships with it or one of our affiliates. The aggregate amount of all fees paid to Credit Suisse First Boston and the DLJ Entities in connection with these transactions for the three months ended September 30, 2003 and 2002 was approximately $687,500 and $437,500, respectively, and $5.2 million and $437,500 for the nine months ended September 30, 2003 and 2002, respectively.

RISK FACTORS

The following risk factors and other information included elsewhere in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have a history of operating losses, may incur operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Mobile Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of September 30, 2003, we had an accumulated deficit of approximately $1.2 billion. We may continue to incur operating losses in the future. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

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

Our highly leveraged capital structure and other factors could limit both our ability to obtain additional financing and our growth opportunities and could adversely affect our business in several other ways.

The total of our non-current portion of our outstanding debt and mandatorily redeemable preferred stock outstanding was approximately $1.8 billion as of September 30, 2003 and greatly exceeds the level of our revenues and stockholders’ equity. As of September 30, 2003, the non-current portion of total long-term debt outstanding included $370.5 million outstanding under our credit facility, $6.3 million of 14% senior discount notes outstanding at their accreted value, $367.5 million of 11% senior notes outstanding, $202.0 million of 12 1/2% senior discount notes outstanding at their accreted value, $300.0 million of 1 1/2% convertible senior notes outstanding, $450.0 million of 8 1/8% senior notes outstanding and $21.8 million of capital lease obligations. We also had approximately $38.3 million of mandatorily redeemable preferred stock outstanding, including accrued dividends. In aggregate, this indebtedness represented approximately 106% of our total book capitalization at that date.

Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

•	it limits our ability to obtain additional financing, if needed, to implement any enhancement of our portion of the Nextel Digital Mobile Network including any enhanced iDEN services to expand wireless voice capacity, enhanced data services or potential “third generation” or “3G” mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

•	it will require us to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, reducing funds available for our operations or other purposes;

•	it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates; and

•	it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below those, which we can or are willing to match.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate for the foreseeable future to meet our estimated capital requirements to build out and maintain our portion of the Nextel Digital Mobile Network using the current 800 MHz iDEN systems.

We cannot be sure, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, our obligations under our credit facility or our existing senior discount notes, convertible senior notes and senior notes, or to fund our other liquidity needs. In addition, if our indebtedness cannot be repaid at maturity or refinanced, we will not be able to meet our obligations under our debt agreements, which could result in the cessation of our business.

If we default on our debt or if we were liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our business and the growth of the specialized mobile radio, or SMR, and wireless communication industry in general.

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

Implementation of wireless local number portability could negatively impact our business.

The FCC has mandated that wireless carriers provide for local number portability by November 24, 2003 in the top 100 metropolitan statistical areas. This would allow subscribers to keep their wireless phone number when switching to a different service provider. We anticipate number portability could increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and the cost of adding new subscribers, which generally includes a commission expense and/or significant handset discounts. A high rate of churn is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability. It is unclear whether the wireless industry is fully prepared to implement number portability. If consumer dissatisfaction results, it could adversely impact industry growth.

Our future performance will depend on our and Nextel’s ability to succeed in the highly competitive wireless communications industry.

Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

•	If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel Digital Mobile Network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Nextel’s portion of the Nextel Digital Mobile Network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

•	As personal communication services and cellular operators, such as Verizon Wireless, begin to offer two-way radio dispatch services, our competitive advantage of historically being uniquely able to combine that service with our mobile telephone service may be impaired. Further, some of our competitors have attempted to compete with Direct Connect by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

•	Because the Nextel Digital Mobile Network does not currently provide roaming or similar coverage on a nationwide basis that is as extensive as is available through most cellular and personal communication services providers, we may not be able to compete effectively against those providers. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

•	Neither we nor Nextel has the extensive direct and indirect channels of distribution for the Nextel Digital Mobile Network products and services that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Although we have recently launched a pilot program to expand our distribution channels to include retail locations, we cannot assure you that this program will be successful. Moreover, many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and therefore have access to more potential customers than we do.

•	Because of their greater resources, some of our competitors may be able to offer services to customers at prices that are below the prices that we can offer for comparable services. If we cannot, as a result, compete effectively based on the price of our service offerings, our revenues and growth may be adversely affected.

•	The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies could result in the following: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and adversely affect market acceptance of our services.

•	We offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Online. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenue. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of 3G services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel Digital Mobile Network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

•	We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors’ prices in these markets will decrease. We may encounter further market pressures to reduce our digital mobile network service offering prices; restructure our digital mobile network service offering packages to offer more value; or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their services in a particular market. A reduction in our pricing would likely have an adverse effect on our revenues and operating results.

•	Because of the numerous features we offer, our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our multi-service offering. This may reduce our growth opportunities or profitability.

•	Recent agreements between competitors in some of our markets to share network construction efforts will reportedly reduce their costs and increase their coverage area. These agreements, along with future agreements, may increase market pressure for us to reduce our prices and expand our coverage areas.

Any failure to integrate our portion of the Nextel Digital Mobile Network with Nextel’s portion effectively would have an adverse effect on our results of operations.

Pursuant to our operating agreements with Nextel WIP, Nextel WIP provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches that direct calls to their destinations. Any interruption in the provision of these services could delay or prevent the continued integration of our portion of the Nextel Digital Mobile Network with Nextel’s portion, which is essential to the overall success of our business.

Moreover, our business plan depends on our ability to implement integrated customer service, network management and billing systems with Nextel’s systems to allow our respective portions of the Nextel Digital Mobile Network to operate together, and provide our and Nextel’s customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these systems effectively may have an adverse effect on our results of operations.

Difficulties in operating our portion of the Nextel Digital Mobile Network could increase the estimated costs of operating the network, which would adversely affect our ability to generate revenue.

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

Our operating agreements with Nextel WIP require us to construct and operate our portion of the Nextel Digital Mobile Network to specific standards, and to offer certain services by Nextel and its domestic subsidiaries. Our failure to satisfy these obligations could constitute a material default under the operating agreements that would give Nextel WIP the right to terminate these agreements, and would terminate our right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition, and could also trigger Nextel’s rights to purchase all of our outstanding Class A common stock, as described above.

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

Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as 3G. We and Nextel are focusing activities on maximizing our ability to offer 3G capabilities while continuing to fully utilize our iDEN digital mobile network. Significant capital expenditures would be required in implementing this 3G technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement 3G technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of 3G technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop 3G technology that is more effective or economical than ours, our business would be adversely affected.

We may not be able to obtain additional spectrum, which may adversely impact our ability to implement our business plan.

We may seek to acquire additional spectrum, including through participation as a bidder or member of a bidding group in government-sponsored auctions of spectrum. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that purpose may not be available on acceptable terms, or at all. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced. Even if we are able to acquire spectrum, we may still require additional capital to finance the pursuit of any new business opportunities associated with our acquisitions of additional spectrum, including those associated with the potential provision of any new 3G wireless services. This additional capital may not be available.

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

Systems limitations on adding customers may adversely affect our growth and performance.

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

Our credit facility and the indentures governing our existing senior discount notes, convertible senior notes and senior notes contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

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

If an event constituting a change of control or fundamental change occurs, we may be required to redeem or repurchase all of our outstanding notes even if our credit facility prohibits such redemption or repurchase or we lack the resources to make such redemption or repurchase.

Upon the occurrence of a defined change of control or fundamental change under the indentures governing our existing senior discount notes, convertible senior notes and senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem or repurchase our existing senior discount notes, convertible senior notes and senior notes. However, our credit facility prohibits us, except under certain circumstances, from redeeming or repurchasing any of our outstanding notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming or repurchasing our outstanding notes, our failure to redeem or repurchase such notes would constitute an event of default under the respective indentures, which would in turn result in a default under our credit facility. Any default under our indentures or credit facility could result in an acceleration of such indebtedness, which would harm our financial condition and adversely impact our ability to implement our business plan and could result in the cessation of our business. Moreover, even if we obtained consent under our credit facility, we cannot be sure that we would have sufficient resources to redeem or repurchase our outstanding notes and still have sufficient funds available to successfully pursue our business plan.

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

Studies and reports have suggested that, and additional studies are currently being undertaken to determine whether radio frequency emissions from enhanced specialized mobile radio, or ESMR, cellular and personal communications service, or PCS, wireless telephones may be linked with health risks, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. The actual or perceived risk of portable telephones could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry.

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

As of September 30, 2003, our officers, directors and greater than 5% stockholders together controlled approximately 72% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

Upon a liquidation of our company, holders of our outstanding Series B preferred stock would be entitled to receive, prior to receipt of any funds by the holders of our common stock, an aggregate liquidation preference equal to $21.9 million, plus dividends accrued on such amount from the date of issuance up to the liquidation date equal to 12% per annum of the aggregate liquidation preference, compounded quarterly. In addition, we can redeem all of our Series B preferred stock at any time upon payment of the accreted liquidation preference, subject to the covenants in our debt instruments. In October 2003, we delivered a notice to Nextel WIP stating our intent to redeem all of the 13,110,000 shares of our outstanding Series B Preferred Stock currently held by Nextel WIP. As of September 30, 2003, the redemption value of the Series B preferred stock was approximately $38.3 million. We intend to consummate the redemption in the fourth quarter of 2003. Following such redemption, we will no longer have any shares of preferred stock outstanding. If we do not consummate the proposed redemption, pursuant to our restated certificate of incorporation, we must redeem all of our Series B preferred stock in February 2010. We cannot guarantee that we will have sufficient cash from operations at that time to make such redemption. In the event that we default on our redemption obligations, the accreted liquidation preference will continue to accrue until we fulfill our redemption obligations in full.

Our stock price has been and is likely to continue to be volatile and could decline substantially.

The market price of our Class A common stock has been volatile in the past and is likely to continue to be volatile and could be subject to wide fluctuations and could decline substantially in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our or Nextel’s operating results;

•	variations in our or Nextel’s operating results from the expectations of securities analysts and investors;

•	changes in expectations as to our or Nextel’s future financial performance, including financial estimates by securities analysts and investors;

•	changes in laws and regulations affecting the telecommunications industry;

•	announcements of significant claims or proceedings against us;

•	changes in market valuations of Nextel or other telecommunications companies;

•	announcements of technological innovations or new services by us, Nextel or our competitors;

•	announcements by us, Nextel or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	adverse changes in general market conditions or economic trends;

•	future sales of our Class A common stock or securities convertible into Class A common stock; and

•	trading volume fluctuations.

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

Some statements and information contained in this Quarterly Report on Form 10-Q are not historical facts, but are forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We caution you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under “Risk Factors.” Forward-looking statements include, but are not limited to, statements with respect to the following:

•	our business plan, its advantages and our strategy for implementing our plan;

•	general economic conditions in the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Mobile Network;

•	the successful implementation and performance of the technology being deployed or to be deployed in our various markets, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with the completed launch of true Nationwide Direct Connect capability;

•	our ability to attract and retain sufficient customers;

•	our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	the ability to achieve and maintain market penetration and average subscriber revenue levels sufficient to provide financial viability;

•	our ability to timely and successfully accomplish required scale-up of our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivable;

•	the timely development and availability of new handsets with expanded applications and features, and market acceptance of such handsets and service offerings;

•	the availability and cost of acquiring additional spectrum;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services;

•	the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or telecommunications suppliers;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

•	timely delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN® or next generation or other advanced services we may offer;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities; and

•	other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2002 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

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

We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”, as amended by SFAS No. 138 to account for our derivatives. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We have not documented our interest rate swap agreements as hedges; therefore we mark them to fair value to each reporting date into earnings. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three and nine months ended September 30, 2003, we recorded a non-cash, non-operating gain of $1.3 million and $2.7 million, respectively, related to the market value of interest rate swap agreements, which has been reflected in interest expense.

The following discloses the fair value of the swap agreements recorded as of September 30, 2003:

(in thousands)
Fair value of liability as of December 31, 2002	$9,294
Change in fair value – interest rate changes	$(2,689)

Fair value of liability as of September 30, 2003	$6,605

In January 1999, we issued our 14% senior discount notes, in March 2000 and July 2000, we issued our 11% senior notes and in December 4, 2001 we issued 12 1/2% senior notes. In addition, in May, June and August 2003 we issued 1½% senior convertible notes and in June 2003 we issued 8 1/8% senior notes. While fluctuations in interest rates may affect the fair value of these notes and expose us to market risk causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our former Chief Financial Officer and Treasurer and current Vice President, Strategic Initiatives, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act of 1933 and the Securities Exchange Act of 1934 by issuing a registration statement and prospectus that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The settlement, which is not material to us, is subject to final court approval.

On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and requested that all similar actions pending in the Federal courts be consolidated in a multi-district proceeding. The judicial panel on multi-district litigation granted the defendants’ request, and all related proceedings were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the MDL court granted the defendants’ consolidated motion to dismiss plaintiffs’ claims on preemption grounds. The plaintiffs have appealed the MDL court order. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. The court has authorized the settling parties to issue notice of the nationwide settlement, and a hearing for final approval of the settlement is set for January 29, 2004 in the Western District of Missouri. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operations.

Item 2. Changes in Securities and Use of Proceeds

On May 13, 2003, we closed a private placement of $150.0 million of 1½% senior convertible notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes (increasing total gross proceeds to $175.0 million) pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes. At the option of the holders the notes are convertible at an initial conversion rate of 131.9087 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share of Class A common stock. The offering of the notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder. The net proceeds of the offering, less commissions and expenses, were approximately $168.8 million.

On June 23, 2003, we closed a private placement of $450.0 million of 8 1/8% senior notes due 2011. The offering of the notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated there under. The net proceeds of the offering, less commissions and expenses, were approximately $442.7 million.

On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% senior notes due 2008. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represent a conversion price of $12.77 per share of Class A common stock. The offering of the notes was made to qualified institutional buyers as defined in Rule 144A of the Securities Act. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder. The net proceeds of the offering, less commissions and expenses, were approximately $121.5 million.

On August 18, 2003, we issued 50,000 restricted shares of Class A common stock to Barry Rowan, our vice president, chief financial officer and treasurer, which shares vest in equal annual installments over a four-year period. These shares were issued pursuant to and are subject to our restricted stock plan. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 5. Other Information

In October 2003, we delivered a notice to Nextel WIP stating our intent to redeem all of the 13,110,000 shares of our outstanding Series B preferred stock currently held by Nextel WIP. The Series B preferred stock accretes at a rate of 12% per annum, and as of September 30, 2003 the redemption value of the Series B preferred stock was approximately $38.3 million. We intend to consummate the redemption in the fourth quarter of 2003. Following such redemption, we will no longer have any shares of preferred stock outstanding.

On October 30, 2003, we filed a registration statement with the SEC for a public offering of 33 million shares of our Class A common stock. Of that amount, 10 million shares will be newly issued Class A common stock offered by us. The remaining 23 million shares of Class A common stock will be offered by DLJ Merchant Banking Partners II, L.P., Madison Dearborn Capital Partners II, L.P. and Motorola, Inc. (collectively, the “selling stockholders”). In addition, certain of the selling stockholders have granted the underwriters an option to purchase up to an additional 4.95 million shares of Class A common stock to cover over-allotments. We intend to use the proceeds of the offering to redeem approximately $67.7 million of the outstanding principal amount of our 12 1/2% senior discount notes and for general corporate purposes. We will not receive any of the proceeds from the shares offered by the selling stockholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).

3.2	Bylaws (incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-4 declared effective July 30, 1999 (File No. 333-78459)).

10.25(a)	First supplemental indenture dated as of June 23, 2003 by and between Nextel Partners and the Bank of New York, as trustee, relating to the 14% senior discount notes due 2009.

10.72	Indenture between Nextel Partners, Inc. and The Bank of New York, dated as of May 13, 2003 (incorporated by reference to Exhibit 4.3 to Form S-3 filed June 20, 2003.)

10.73	Registration Rights Agreement dated as of May 13, 2003 by and among Nextel Partners, Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and Wachovia Securities (incorporated by reference to Exhibit 4.4 to Form S-3 filed June 20, 2003).

10.74	Restricted stock plan.

10.75	Employment Agreement, dated as of July 17, 2003 between Nextel Partners Operating Corp, Nextel Partners, Inc. and Barry L. Rowan.

10.76	Asset Purchase Agreement dated July 15, 2003 by and between Nextel Operations, Inc. and Nextel Partners Equipment Corp.

31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

1.	Current Report on Form 8-K filed July 3, 2003 announcing the resignation of Andrew Sinwell from the Board of Directors of the Company.

2.	Current Report on Form 8-K filed July 21, 2003 announcing that James Perry has joined the Company’s Board of Directors.

3.	Current Report on Form 8-K filed July 24, 2003 announcing that Barry Rowan will be joining the Company as Vice President, Chief Financial Officer and Treasurer effective August 18, 2003.

4.	Current Report on Form 8-K filed July 30, 2003 announcing the Company’s intention to sell $125 million Convertible Senior Notes due 2009 in a private placement.

5.	Current Report on Form 8-K filed July 30, 2003 announcing that the Company entered into an agreement to sell $125 million of Convertible Senior Notes due 2008 in a private placement.

6.	Current Report on Form 8-K filed July 30, 2003 announcing the Company’s financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC. (Registrant)

Date: November 4, 2003	By: /s/ BARRY ROWAN
Barry Rowan
Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)