Form 10-K
period 2003-12-31
NEXTEL PARTNERS INC
filed 2004-03-15
CIK 1085707

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-29633

NEXTEL PARTNERS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1930918 (I.R.S. Employer Identification No.)

4500 Carillon Point
Kirkland, Washington 98033
(425) 576-3600
(Address of principal executive offices, zip code and registrant's telephone number, including area code)

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☒    No ☐.

        Based on the closing sales price on June 30, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $878,767,246.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on March 5, 2004
Class A Common Stock	183,696,848 shares
Class B Common Stock	79,056,228 shares

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on May 18, 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEXTEL PARTNERS, INC.

FORM 10-K

Table Of Contents

PART I

PART I

Item 1. Business

        As used in this Annual Report on Form 10-K, "we," "us" and "our" refer to Nextel Partners, Inc., "Nextel" refers to Nextel Communications, Inc. (and/or, where appropriate, its subsidiaries), and "Nextel WIP" refers to Nextel WIP Corp., an indirect wholly owned subsidiary of Nextel.

Overview

        We provide fully integrated, wireless digital communications services using the Nextel® brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include Nationwide Direct ConnectSM, cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization's internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where over 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 293 of the top 300 metropolitan statistical areas in the United States. As of December 31, 2003, our portion of the Nextel Digital Wireless Network covered approximately 38 million Pops and we had approximately 1,233,200 digital handsets in service in our markets.

        Our relationship with Nextel was created to accelerate the build-out and expand the reach of the Nextel Digital Wireless Network. In January 1999, we entered into a joint venture agreement with Nextel WIP. Nextel, through Nextel WIP, contributed to us cash and licenses for wireless frequencies and granted us the exclusive right to use the Nextel brand name in exchange for ownership in us and our commitment to build out our compatible digital wireless network in selected markets and corridors, in most cases adjacent to operating Nextel markets. As of December 31, 2003, Nextel WIP owned 30.2% of our outstanding common stock and was our largest stockholder. By the end of 2002, we had successfully built all of the markets we were initially required to build under our 1999 agreement with Nextel. Since 1999 we have exercised options to expand our network into additional markets. By June 2003, we had completed the construction of all of these additional markets. Through our affiliation with Nextel our customers have seamless nationwide coverage on the entire Nextel Digital Wireless Network.

        Our senior management team has substantial operating experience, with most members averaging over 16 years in the telecommunications industry. Most members of senior management have significant experience working at AT&T Wireless, McCaw Cellular and/or Nextel. Key stockholders, in addition to Nextel WIP, include Madison Dearborn Capital Partners II, L.P. ("Madison Dearborn Partners"), Cascade Investments, LLC, an investment company controlled by William H. Gates III ("Cascade Investments"), Motorola Inc. ("Motorola") and Eagle River Investments, LLC, an investment company controlled by Craig M. McCaw ("Eagle River").

        We offer a package of wireless voice and data services under the Nextel brand name targeted primarily to business users. We currently offer the following four services, which are fully integrated and accessible through a single wireless handset:

  •
  digital cellular, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

  •
  Direct Connect service, the digital walkie-talkie service that allows customers to instantly connect with business associates, family and friends without placing a phone call;

  •
  short messaging, the service that utilizes the Internet to keep customers connected to clients, colleagues and family with text, numeric and two-way messaging; and

  •
  Nextel Online® services, which provide customers with Internet-ready handsets access to the World Wide Web and web-based applications such as e-mail, address books, calendars and advanced Java™ enabled business applications.

        We were incorporated in the State of Delaware in July 1998. Our principal executive offices are located at 4500 Carillon Point, Kirkland, Washington 98033. Our telephone number is (425) 576-3600.

Strategic Alliance with Nextel

        Our affiliation with Nextel is an integral part of our business strategy. Under our agreements with Nextel WIP, which are described in more detail below, we enjoy numerous important benefits, including:

  •
  Nextel Brand and Differentiated Marketing Programs.  We have the exclusive right to build, operate and provide fully integrated digital wireless communication services using the Motorola-developed integrated Digital Enhanced Network, or iDEN, platform and the Nextel brand name in all of our markets. We benefit from Nextel's national advertising and promotion of its brand.

  •
  Integrated Nationwide Network.  Our network is operationally seamless with Nextel's network, enabling our respective customers to utilize the same voice and data services when operating on either company's network.

  •
  Exclusive Roaming Arrangement.  We have the exclusive right to provide wireless communication services using the iDEN/800 MHz frequencies to Nextel's customers who roam into our markets. Pursuant to our operating agreements with Nextel WIP, Nextel's subscribers generate revenue for us when they roam into our markets, and we pay Nextel when our subscribers roam into its markets. For the year ended December 31, 2003, we earned $115.9 million in roaming revenues from Nextel customers who utilized our portion of the Nextel Digital Wireless Network.

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

  •
  International Roaming.  We have the ability to either operate under Nextel's international roaming agreements or, under certain circumstances, to require Nextel WIP to provide us with comparable international roaming capabilities under its agreements with international carriers. Accordingly, our customers are able to travel worldwide and still receive the benefits of their Nextel service. For example, in coordination with Nextel, our customers have the ability to roam in the Mexico market area where NII Holdings, Inc. offers iDEN-based services and also in the Canadian market areas where TELUS offers iDEN-based services. Furthermore, by using the i2000plus® handset, a dual mode handset that operates on both the iDEN technology and the GSM 900 MHz standard, our customers receive digital roaming services on iDEN 800 MHz and GSM 900 MHz networks in over 80 countries.

Business Strategy

        Our mission is to provide high quality, integrated wireless service that maximizes customer and investor value. To achieve this mission, we strive to build a corporate culture around five guiding principles:

  •
  Strive for 100% employee satisfaction.

  •
  Strive for 100% customer satisfaction.

  •
  Achieve targeted revenue growth with a low cost structure.

  •
  Achieve win-win results through the power of teamwork.

  •
  Work smart while remaining humble.

        Our mission statement and guiding principles serve as the bedrock for all of our business strategies. In addition to our relationship with Nextel, we believe the following elements of our business strategy will distinguish our wireless service offerings from those of our competitors and will enable us to compete successfully:

        Provide Differentiated Package of Wireless Services.    Along with Nextel, we offer fully integrated, wireless communications services—Nationwide Direct Connect, digital cellular, short messaging and Nextel Online—all in a single wireless device with no roaming charges nationwide. We believe this "four-in-one" offering is particularly attractive to business users. We further believe that for customers who desire multiple wireless services, the convenience of combining multiple wireless communications options in a single handset for a single package price with a single billing statement is an important feature that helps distinguish us from many of our competitors. Our Direct Connect service has an over ten-year history of delivering virtually instantaneous communication and is available to over 14 million Nextel and Nextel Partners' customers.

        A sizeable portion of business users' communications involves contacting others within the same organization or those within a community of interest (e.g., contractors, sub-contractors and suppliers). We believe that our Nationwide Direct Connect service is especially well suited to address the wireless communications needs of these customers. In 2003, Direct Connect minutes used by our customers comprised approximately 29% of the total minutes used by our customers on our network. We believe our Nationwide Direct Connect service between subscribers with communities of interest provides us with a significant advantage over our competitors who are attempting to launch comparable walkie-talkie services with no established walkie-talkie subscriber base.

        Direct Connect allows all of our customers and Nextel's customers to instantly communicate with each other on private one-on-one calls on a nationwide basis or on group calls involving up to 100 customers in the same geographic region, referred to as Group ConnectSM. Nextel has offered the Direct Connect service for over ten years. In its initial stage of development, Direct Connect was limited to customers within a particular fleet within the same geographic area, which in most instances included an entire state and in some cases included multiple states. In 2001, we, along with Nextel, introduced Cross Fleet, which expanded the Direct Connect feature from pre-programmed fleets or accounts within the same geographic area to all customers in the same geographic area unlimited by which account they were on. With Cross Fleet, customers could assemble their own "talk groups" with other customers within their Direct Connect calling area, thereby eliminating the need for an operator to administer these talk groups. In July 2003, we and Nextel completed the rollout of Nationwide Direct Connect, which provides full coast-to-coast availability of the Push to Talk™ feature to all of our customers and all of Nextel's customers across the continental United States and Hawaii.

        Deliver Unparalleled Customer Service.    In addition to providing our four-in-one service offering, our goal is to differentiate ourselves by delivering the highest quality customer service in the industry, including low rates of dropped and blocked calls. In 2003, a significant part of our employees' bonus was tied to achieving a targeted level of customer satisfaction as measured in monthly surveys conducted by an outside vendor. We believe that this monetary bonus helped focus our entire company on achieving our customer service business objective, and we intend to provide a similar incentive to our employees in 2004. In addition, to further underscore the importance of customer service and to keep pace with our growing customer base, we broke ground on a 30,000 square-foot expansion of our existing customer call center in Panama City Beach, Florida in January 2004. We anticipate the expansion of our facility will be completed and operational during third quarter 2004. The customer care center in Florida and the customer care center in Las Vegas, Nevada work in tandem to provide seamless customer support and ensure operating efficiencies.

        Target Business Customers.    We focus on business customers, particularly those customers who employ a mobile workforce. We have initially concentrated our sales efforts on a number of distinct groups of mobile workers, including personnel in the transportation, delivery, real property and facilities management, construction and building trades, landscaping, government, public safety and other service sectors. We have developed disciplined sales training procedures and strategies that are specifically tailored to a business-to-business sales process as opposed to the widespread retail sales strategies used by many of our competitors. In addition, we, along with Nextel, work with third-party vendors to develop unique data applications for our business customers. No single customer accounted for 10% or more of revenues in 2001, 2002 or 2003.

        We expect to gradually expand our target customer groups to include additional industry groups. We believe this focus on business customers has resulted in higher monthly average revenue per unit, or ARPU, and lower average monthly service cancellations than industry averages. Our ARPU for the year ended December 31, 2003 was $68 (or $77, including roaming revenues received from Nextel) compared to an industry average of $49 as of June 30, 2003. In addition, the average monthly rate at which our customers canceled service with us, or "churn," was approximately 1.6% for 2003 compared to an industry average of over 2% for 2003. Our ARPU and churn rate equate to lifetime revenue per subscriber, or LRS, of approximately $4,250 for 2003, which we believe is one of the highest in the industry. See "Selected Consolidated Financial Data—Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)" for more information regarding our use of ARPU and LRS as non-GAAP financial measures.

        Maintain a Robust, Reliable Network.    Our objective is to maintain a robust and reliable digital wireless network in our markets that covers all key population areas in those markets and operates seamlessly with Nextel's network. We have constructed our portion of the Nextel Digital Wireless Network using the same Motorola-developed iDEN technology used by Nextel. As required, we built and now operate our portion of the Nextel Digital Wireless Network in accordance with Nextel's standards, which enables both companies to achieve a consistent level of service throughout the United States. Our customers have access to digital quality and advanced features whether they are using our or Nextel's portion of the Nextel Digital Wireless Network. This contrasts with the hybrid analog/digital networks of cellular competitors, which do not support all features in the analog-only portions of their networks.

        In January 1999 when we executed our agreements with Nextel WIP and obtained our initial financing, we acquired two operational markets in upstate New York and Hawaii. The remainder of our markets had not been fully constructed. By June 2003, we had completed construction and had successfully launched service in all of our markets. As of December 31, 2003, we had 3,606 cell sites fully constructed and operational throughout our markets. To reduce the risk of zoning and other local regulatory delays, construction delays and site acquisition costs, we have located our cell sites on existing transmission towers owned by third parties wherever possible, or, if necessary, on towers constructed or purchased by other contracted third parties. In addition, as of December 31, 2003, we had six offices with switch equipment in service on our network and had successfully switched approximately 90% of all of our customers' wireless interconnect traffic through these switches. The remaining 10% of our wireless interconnect traffic is routed to switches operated by Nextel in accordance with our switch sharing agreement. Operating our own switches and switching our own traffic have significantly reduced the switch sharing fees we pay to Nextel WIP under our switch sharing agreement. We have seen our monthly average minutes of use grow from 598 minutes per subscriber in 2002 to 680 minutes per subscriber in 2003, an increase of 14%. In addition, our customer base has grown 40% from approximately 877,800 customers as of December 31, 2002 to approximately 1,233,200 customers as of December 31, 2003. Furthermore, as of December 31, 2003, our network provided coverage to approximately 38 million Pops compared to 36 million Pops as of December 31, 2002.

        We believe our existing packet data service on the Nextel Digital Wireless Network is robust and far-reaching. We expect technology upgrades to continue to be made to our iDEN digital wireless network in 2004 based on developments being made by Motorola and Nextel. We anticipate that these upgrades will increase our voice capacity for interconnect calls and also increase the data speeds in selected areas of our network.

        Maintain Effective Pricing Strategy with Focus on Mid-Sized and Rural Markets.    We operate in mid-sized and rural markets which we believe have demographics similar to markets served by Nextel. We believe our targeted customer base in these markets has historically been underserved and thus finds our differentiated service offering very attractive. We believe our focus on high quality, underserved customers, coupled with our differentiated service offering, helps allow us to rapidly increase penetration within our targeted customer base while maintaining an effective pricing strategy.

        Although we set our price levels in each of our markets independently of Nextel, we are required to adopt Nextel's overall pricing strategies. We offer pricing options that we believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Direct Connect minutes with a mix of cellular and long-distance minutes. Furthermore, no roaming charges are assessed for mobile telephone services provided to our customers traveling anywhere on our portion or Nextel's portion of the Nextel Digital Wireless Network in the United States. We also offer special pricing plans that allow some customers to aggregate the total number of account minutes for all of their handsets and reallocate the aggregate minutes among those handsets. While we direct our own marketing campaigns in our markets, we benefit from Nextel's national marketing efforts and related advertising campaigns, which are designed to increase awareness of the Nextel brand name and stimulate interest in and demand for Nextel service by stressing its versatility, value, simplicity and quality.

Markets

        As of December 31, 2003, we had launched digital wireless service in all of the following markets:

Region	Markets(1)	Licensed Pops
Northeast	Wilkes-Barre/Scranton/Harrisburg/York/Lancaster, PA	2,907,753
	Syracuse/Utica-Rome/Binghamton/Elmira, NY	2,059,823
	Buffalo/Jamestown, NY	1,487,713
	Western Pennsylvania (Altoona/Johnstown/State College/Williamsport)	1,456,203
	Rochester, NY	1,216,799
	Albany/Glens Falls, NY	1,182,484
	Burlington, VT	706,176
	Erie, PA	370,226

	Total	11,387,177

Midwest	Nebraska (Omaha/Lincoln) and Sioux City/Sioux Falls IA/SD	2,527,951
	Eastern Iowa (Waterloo/Dubuque/Davenport/Cedar Rapids/Iowa City)	1,727,341
	Illinois (Peoria/Springfield/Champaign/Bloomington/Decatur)	1,785,240
	Green Bay, WI	1,708,416
	E. Minnesota/W. Wisconsin (Duluth/Rochester/Eau Claire/La Crosse)	1,477,046
	Central Iowa (Des Moines)	1,368,168
	North Dakota/Western Minnesota (Fargo/Grand Forks)	1,105,579
	Idaho (Idaho Falls/Pocatello/Boise/Twin Falls)	1,046,082

	Total	12,745,823

South	Arkansas (Fayetteville/Fort Smith/Pine Bluff/Little Rock)	2,419,994
	East Texas/Northern Louisiana (Tyler/Longview/Shreveport/Monroe)	2,092,424
	South Texas (McAllen/Harlingen/Brownsville/Corpus Christi/Victoria)	2,039,854
	Indiana (Terre Haute/Evansville/Owensboro)	1,964,059
	West Virginia (Charleston)	1,938,065
	Virginia (Roanoke/Lynchburg/Charlottesville)	1,911,929
	Louisville, KY	1,866,742
	West Texas (Amarillo/Abilene/Lubbock/Odessa-Midland/San Angelo)	1,788,203
	Southern Louisiana (Lafayette/Lake Charles)	1,580,081
	Lexington, KY	1,498,214
	Mississippi (Hattiesburg/Jackson)	1,441,964
	Georgia (Macon-Warner Robins/Albany)	1,310,992
	Pensacola, FL	1,171,371
	Mobile, AL	1,053,942
	Central Texas (Temple-Killeen/Waco/Bryan-College Station)	911,413
	Montgomery, AL	738,768
	Tallahassee, FL	729,771
	Augusta, GA	602,986
	Tennessee (Bristol/Johnson City/Kingsport, VA/TN)	594,811
	Columbus, GA	433,002

	Total	28,088,585

Noncontinental US	Hawaii (all islands)	1,244,898

	Total	53,466,483

(1)
We may, from time to time, reconfigure our markets to take advantage of build-out and management synergies and marketing opportunities. While the actual territories and population estimates may not change, the way we group our markets may increase or decrease the total number of markets.

        We have calculated total Pops for a given market by utilizing Census 2002 data published by the U.S. Census Bureau, which lists population estimates by county.

        In addition to medium-sized and rural markets, our markets include selected corridors along interstate and state highways. While these corridors do not always have large business or residential populations, we believe that significant revenues will be earned from travelers on the highways located in these markets. Accordingly, the population of a given area may not fully indicate the amount of the revenues that may be generated in such area.

General Business

        Revenues.    We operate in one reportable segment, wireless services. Our primary sources of revenues are service revenues and equipment revenues, with service revenues constituting approximately 95% of our total revenues in 2003. For more information about our revenues and other financial results, see our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

        Distribution Channels.    Our traditional methods of distribution have been through our direct and indirect sales force. While we will continue to support these approaches, in 2003 we opened 37 new retail stores throughout our markets for a total of 40 retail stores at December 31, 2003. Our first year results from these stores show that they attract high quality customers with a lower acquisition cost than our traditional distribution channels. In addition, our telephone and website sales distribution channels that we implemented in 2002 also allow us to acquire new customers at a relatively low cost of acquisition. For 2003, our low cost distribution channels, including retail locations and telephone and website sales, accounted for approximately 14% of our gross additional new subscribers, which was almost twice the percentage generated by these distribution channels in 2002.

Business Developments

  Customer Products and Solutions.

          Products.    We currently offer a wide variety of phones, with a broad range of features and price points. In order to enhance and expand our product offerings, in October 2003, we and Nextel began selling four next-generation wireless phones manufactured by Motorola—the i730, i530, i305 and i205. These new phones are smaller than their predecessors and provide an advanced, intuitive user interface, storage for up to 600 contacts, assignable ring tones and global position system, or GPS, receivers for E911 (the 911 emergency mobile telephone service) and other location-based services. We believe the i730 is one of the most advanced flip-style, walkie-talkie phones with color display that is currently available. The i730 contains an enhanced color display screen with superior graphics, speakerphone, voice recorder, voice-activated dialing, and Java programs and games. The i730 also contains an intuitive icon-based user interface with seven navigation shortcuts that can be personalized along with the main menu order. The i530 is designed for customers who need a compact and durable walkie-talkie phone. This flip-style phone includes a monochrome screen, vibrating alert and speakerphone and comes in either black or yellow. The i305 is our most durable, rain-resistant next-generation phone designed for customers who use their phone in challenging environments such as field service, construction and individuals with active lifestyles. The i305 is a monolith style, walkie-talkie phone with a monochrome screen and offers vibrating alert and speakerphone. The i205 is our value-oriented phone offered to entry-level business customers as well as consumers. The i205 is an affordable walkie-talkie phone with a monochrome screen and changeable faceplates that provide for different color options.

          Moreover, to further improve our differentiated suite of products and services, we also offer a new Nextel/BlackBerry™ handheld device with both voice and data capabilities, the Blackberry 6510. Nextel, Motorola and Research In Motion Limited have jointly developed this product. This personal data assistant (PDA) style handset operates on the Nextel Digital Wireless Network, integrates our "four-in-one" offering and supports Java 2 Micro Edition (J2ME™) applications. In July 2003, we enhanced our BlackBerry offering to include email attachment viewing, the ability to search and select email addresses from a company's address book and wireless email reconciliation, which provides the ability to delete or file an email on the BlackBerry device and have it automatically deleted or filed on the Microsoft Outlook or Lotus Notes email client. We believe this product is an ideal tool for mobile professionals who need instant and constant access to their business email. In addition, it eliminates the need to carry separate PDAs, cellular phones and laptops. This product is currently the only integrated device, or "Smartphone," on the market with Direct Connect capabilities.

          Services.    In addition to our "four-in-one" offering, we also offer a variety of data applications, including two-way messaging interoperability and instant messaging, as well as additional services such as Nextel Roadside Assistance. We have continued to expand our service offerings. In 2003, we began offering services specifically designed to meet the needs of our Public Safety customers including Talkgroup Scan, Priority Access and Emergency Group Connect. Talkgroup Scan enables customers to listen for communication on multiple talkgroups at one time, which helps provide the interoperable communications required by first responders, protective services and public works customers. Priority Access provides public safety customers with higher queuing in times of network congestion, increasing the likelihood that Nextel Direct Connect and Group Connect calls will be completed. Emergency Group Connect, or EGC, allows subscribers to send an emergency group call to all subscribers in a group with the touch of a button. In addition, EGC provides network resources to subscribers to make an EGC call during times of high network traffic.

          In addition, in November 2003, we launched Mobile Locator™, a Web-based solution available through Nextel.com for locating handsets used by field employees for day-to-day business activities and services. It allows managers and dispatchers to easily view the whereabouts of their field employees in real time, using an advanced mapping display on a personal computer.

          Enhancement of Direct Connect.    In July 2003, we and Nextel announced the completion of the rollout of Nationwide Direct Connect. This service provides full coast-to-coast availability of the Push to Talk feature to all of our customers and all of Nextel's customers across the continental United States and Hawaii.

        Capital Structure Transactions.    Starting fourth quarter of 2002 and continuing through 2003 we opportunistically engaged in the following capital structure and de-leveraging transactions:

          Debt Reduction Activity.    During the fourth quarter of 2002 and the first quarter of 2003 we issued and exchanged shares of our Class A common stock for certain of our high yield notes. We retired a total of $45.0 million (principal amount at maturity) of our outstanding 11% senior and 14% senior discount notes in exchange for the issuance of approximately 5.1 million shares of Class A common stock. In addition, from May 13, 2003 through June 4, 2003, we purchased approximately $86.1 million (principal amount at maturity) of our 14% senior discount notes for cash in open-market purchases, and from August 5, 2003 through August 19, 2003, we repurchased approximately $22.6 million and $11.1 million (principal amounts at maturity) of our 11% senior notes and 12 1/2% senior discount notes, respectively, for cash in open-market purchases. On December 1, 2003, we purchased approximately $4.8 million (principal amount at maturity) of our 14% senior discount notes for cash in open-market purchases.

          Tender Offer for 14% Notes.    On June 11, 2003, we commenced a tender offer and consent solicitation relating to all of our outstanding 14% senior discount notes. From June 11, 2003 through July 11, 2003, we repurchased approximately $392.3 million (principal amount at maturity) of our 14% senior discount notes for cash. On February 12, 2004, we gave notice of our intention to redeem all of our 14% senior discount notes that remained outstanding (approximately $1.8 million (principal amount at maturity)) for a total redemption price of approximately $1.9 million. We anticipate that this redemption will be complete in March 2004.

          Convertible Debt Financings.    On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes (increasing total gross proceeds to $175.0 million) pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes. At the option of the holders, the notes are convertible at an initial conversion rate of 131.9087 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share of Class A common stock. On August 6, 2003, we closed an additional private placement of $125.0 million of 1 1/2% convertible senior notes. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share of Class A common stock.

          High Yield Debt Financing.    On June 23, 2003, we closed a private placement of $450.0 million 8 1/8% senior notes. The proceeds from the offering of those notes were used primarily to fund the purchase of our 14% senior discount notes.

          Series B Preferred Stock Redemption.    On November 21, 2003, we consummated the redemption of all of the 13,110,000 shares of our outstanding Series B preferred stock held by Nextel WIP for an aggregate redemption price of $38.9 million. Following such redemption, we no longer have any shares of preferred stock outstanding.

          Public Equity Offering.    On November 19, 2003, we closed a public offering of 33 million shares of our Class A common stock at a price of $10.80 per share. Of that amount, 10 million shares were newly issued shares of our Class A common stock sold by us. The remaining 23 million shares of Class A common stock were sold by DLJ Merchant Banking Partners II, L.P. and certain of its affiliates ("DLJ Merchant Banking"), Madison Dearborn Partners and Motorola. In addition, on November 25, 2003, DLJ Merchant Banking and Madison Dearborn Partners sold in aggregate an additional 1,650,000 shares of our Class A common stock pursuant to the over-allotment option granted to the underwriters.

          Credit Facility Refinancing.    On December 19, 2003, we announced that our wholly owned subsidiary, Nextel Partners Operating Corp., had refinanced its $475.0 million senior secured credit facility to reduce interest rates and extend maturity dates. The new facility, consisting of a $100.0 million revolving credit facility maturing in November 2009 and a $375.0 million term loan maturing in November 2010, is guaranteed by us and our subsidiaries and is secured by a pledge of all the assets of our subsidiaries. Borrowings under the new credit facility were used to repay borrowings under our previous $475.0 million senior secured credit facility.

          Debt Redemption.    On December 31, 2003 we completed the redemption of $67.7 million aggregate principal amount at maturity of our 12 1/2% senior notes due November 15, 2009. The total amount of the redemption, including accrued interest, of $77.2 million was funded with the net proceeds from the public equity offering.

The Nextel WIP Operating Agreements

        Our operating agreements with Nextel WIP define the relationship, rights and obligations between Nextel WIP and us. The agreements began on January 29, 1999 and have an initial term of ten years, which may be extended for up to two and a half years. At the end of the initial term, we have the right at our option to extend the agreements for up to four ten-year renewals.

        Under these agreements, Nextel WIP is obligated to share with us Nextel's experience in operating iDEN networks by, among other things, granting us access to meetings and coordinating with us on network build-out and enhancements. In addition, Nextel WIP is obligated to provide specified services to us upon request. The most significant services Nextel WIP provides us are:

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

        To further support us in our efforts, Nextel WIP has also agreed that:

  •
  our marketing service fee, which started accruing in January 2003, will be 0.5% of gross monthly service revenues, excluding roaming revenues, beginning January 1, 2003 until December 31, 2004 and 1.0% of gross monthly service revenues, excluding roaming revenues, thereafter; and

  •
  when a Nextel subscriber roams on our system we receive a certain percentage of the service revenues generated by the roaming subscriber. That percentage was 90% of the service revenues in 2000, 85% in 2001 and 80% in 2002 and thereafter, subject to upward or downward adjustment based on the relative customer satisfaction levels of Nextel and us as measured by a customer satisfaction survey administered on a regular basis by a third-party vendor engaged by Nextel and us.

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

  •
  shared coverage of Direct Connect service to communities of interest;

  •
  minimized costs to us and to Nextel; and

  •
  maximized quality of service to our customers and to Nextel customers.

        These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel's territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP's approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to establish a location and install switch equipment on our network for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. As of December 31, 2003, we had six switches in operation.

Overview of the U.S. Wireless Communications Industry

        Mobile wireless communications systems use a variety of radio frequencies to transmit voice and data, and include cellular telephone services, ESMR, PCS and paging. ESMR stands for enhanced specialized mobile radio and is the regulatory term applied to the services, including those provided by the Nextel Digital Wireless Network, that combine wireless telephone service with a dispatch feature and paging. PCS stands for personal communications service and refers to digital wireless telephone service.

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

        The demand for wireless telecommunications has grown rapidly, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices. According to the Cellular Telecommunications & Internet Association, the number of wireless subscribers in the United States, including cellular, PCS and ESMR, has grown from approximately 200,000 as of June 30, 1985 to 148.1 million by June 30, 2003, which reflected a penetration rate of approximately 51.3% at that time.

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

        All cellular service transmissions were originally analog-based, although most cellular providers have now overlaid digital systems alongside their analog systems in large markets. Analog cellular technology has the advantage of using a consistent standard nationwide, permitting nationwide roaming using a single-mode, single-band telephone. On the other hand, analog technology has several disadvantages, including less efficient use of spectrum, which reduces effective call capacity; inconsistent service quality; decreased privacy, security and reliability as compared to digital technologies; and the inability to offer services such as voice mail, call waiting or caller identification.

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

The Nextel Digital Wireless Network

        Nextel deployed a second generation of Motorola's iDEN technology beginning in the third quarter of 1996. The Nextel Digital Wireless Network combines the iDEN technology developed and designed by Motorola with a low-power, multi-site deployment of base radios similar to that used by cellular service that permits us to reuse the same frequency in different cells, increasing our system's effective capacity. We and Nextel currently use iDEN technology throughout our respective portions of the Nextel Digital Wireless Network. iDEN technology is a proprietary format for delivering signals over scattered, non-contiguous SMR frequencies.

        The iDEN technology shares the same basic platform as the wireless standards underlying GSM and TDMA. iDEN shares many common components with the GSM technology that has been established as the digital cellular communications standard in Europe and is a variant of the GSM technology that is being deployed by certain cellular and PCS operators in the United States. iDEN differs in a number of significant respects from the GSM or TDMA technology versions being assessed or deployed by many cellular and PCS providers in the United States. The iDEN technology, when utilized for the two-way radio dispatch function, can be significantly more efficient than GSM or TDMA technology formats.

        The design of the Nextel Digital Wireless Network is premised on dividing a service area into multiple sites. Each site will contain the base radio connected by landline facilities or a microwave to a computer-controlled switching center. Each cell site provides service on our licensed frequencies to a particular geographic area permitting the customer's telephone to communicate with our network. By designing our system with multiple cell sites, we are able to reuse the frequency channels many times throughout the same license area by placing our transmitters at low elevation sites and restricting the power of each transmitter to a directed geographic area, which may be less than one mile and up to 30 miles. This process avoids interference, while permitting significantly more customers to use the frequencies allotted to us. This system, combining digital compression technology with the reuse of spectrum throughout our license area, allows us to support more customer calls than would otherwise be the case with analog technologies.

        In the case of mobile telephone calls, the switching center controls the automatic transfer of calls from site to site as a customer travels, coordinates calls to and from a customer's telephone and connects calls to the public switched telecommunications network. In the case of two-way dispatch calls, the switching center connects the customer initiating the call directly to the other customer in the case of a private call, and directly to a number of other customers in the case of a group call. Direct Connect dispatch capability allows any member of a mobile team to immediately communicate with the push of a button with another member on private one-to-one calls on a nationwide basis or on group calls with up to 100 other customers within a Direct Connect calling area. This "push-to-talk" feature works like a two-way radio, but in contrast to analog dispatch SMR radios, iDEN technology allows only the person or persons being called to hear the conversation.

        Nationwide Direct Connect, together with other enhancements, including call alert, speakerphone capability and short messaging, differentiates our digital service from those of most cellular and PCS providers, and we believe it has been responsible for our strong appeal to business users in mobile occupations, including transportation, delivery, real property and facilities management, construction and building, landscaping, and other service sectors. In addition to its advantages to customers, Direct Connect uses only half the bandwidth that an interconnected call over an iDEN network would use, and this efficient use of spectrum gives the iDEN service provider the opportunity to offer attractive pricing for Direct Connect.

        Like Nextel, we have adapted iDEN-based packet data network to enable wireless Internet connectivity and new digital two-way mobile data services, marketed as Nextel Online Services. We completed the rollout of these services in all of our operating markets by the end of 2001. Our customers may elect to access a broad array of content directly from their Internet-ready handsets, such as email, news, weather, travel, sports and leisure information and shopping. In 2003 we made available in our markets certain Nextel Industry Solutions that are currently available in Nextel's markets and included industry-specific applications such as fleet management applications, timesheet programs and customer service assistance applications, all designed to keep customers' businesses functioning smoothly through their mobile workforce.

        Combined with Nextel, we have helped build the largest guaranteed all-digital wireless network in the country covering thousands of communities across the United States. We, together with Nextel, currently serve 293 of the top 300 U.S. markets and the major transportation corridors between these markets. Through recent market launches, we and Nextel make service available today in areas of the United States where about 248 million people live or work.

Competition

        In each of the markets where our portion of the Nextel Digital Wireless Network operates, we compete with at least two established cellular licensees and as many as six PCS licensees, including AT&T Wireless, Sprint PCS, Verizon Wireless, T-Mobile and Cingular Wireless. Our ability to compete effectively with other wireless communications service providers depends on a number of factors, including:

  •
  the continued satisfactory performance of iDEN technology;

  •
  the maintenance and competitive coverage of areas throughout our markets;

  •
  the establishment and maintenance of roaming service among our market areas and those of Nextel; and

  •
  the development of cost-effective direct and indirect channels of distribution for our portion of the Nextel Digital Wireless Network and our products and services.

        A substantial number of the entities that were awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources, customer bases and name recognition greater than ours. These operators compete with us in providing some or all of the services available through our network. Additionally, we expect that existing cellular service providers, some of which have been operational for a number of years and have significantly greater financial and technical resources, customer bases and name recognition than us, will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network. Moreover, cellular and wireline companies are authorized to participate in dispatch and SMR services. We also expect our business to face competition from other technologies and services developed and introduced in the future.

        We believe that the mobile telephone service currently being provided on the Nextel Digital Wireless Network utilizing the iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in our market areas. There are, however, and will in certain cases continue to be, differences between the services provided by us and by cellular and/or PCS system operators and the performance of our respective systems. The all-digital networks that we and Nextel operate provide customers with digital quality and advanced features wherever they roam on the Nextel Digital Wireless Network, in contrast to hybrid analog/digital networks of cellular competitors, which do not support these features in the analog-only portion of their networks. Nevertheless, our ability to provide roaming services will be more limited than that of carriers whose subscribers use wireless telephones that can operate on both analog and digital cellular networks and who have roaming agreements covering larger parts of the country. As the Nextel Digital Wireless Network has continued to expand to cover a greater geographic area, this disadvantage has been reduced, but we anticipate that the Nextel Digital Wireless Network may never cover the same geographic areas as other mobile telephone services. In addition, other two-way radio dispatch services offered by personal communication services providers or cellular operators, including Verizon Wireless' Push to Talk service, Sprint's ReadyLink and Alltel's Touch2Talk could impair our competitive advantage of being uniquely able to combine that service with our mobile telephone service. However, Direct Connect has been available for over ten years and is a proven technology.

        Wireless telephones used on the Nextel Digital Wireless Network are not compatible with those employed on cellular or PCS systems, and vice-versa. This lack of interoperability may impede our ability to attract cellular or PCS customers or those new mobile telephone customers that desire the ability to access different service providers in the same market.

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

        During the transition to digital technology, certain participants in the U.S. cellular industry offer telephones with dual mode—analog and digital—compatibility. Additionally, certain analog cellular system operators either that directly or through their affiliates also are constructing and operating digital PCS systems have made available to their customers dual mode/dual band—800 MHz cellular/1900 MHz PCS—telephones, to combine the enhanced feature set available on digital PCS systems within their digital service coverage areas with the broader wireless coverage area available on the analog cellular network. We do not have comparable hybrid telephones available to our customers. We can give no assurances that potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we plan to provide on our portion of the Nextel Digital Wireless Network.

        Over the past several years, as the number of wireless communications providers in our market areas have increased, the prices of such providers' wireless service offerings to customers in those markets have generally been decreasing. We may encounter market pressures to reduce our service offering prices or to restructure our service offering packages to respond to particular short-term, market-specific situations, such as special introductory pricing or packages that may be offered by new providers launching their service in a market, or to remain competitive in the event that wireless service providers generally continue to reduce the prices charged to their customers, particularly as PCS operators enter the smaller markets that we serve. On February 18, 2004, Cingular Wireless successfully bid $41 billion to acquire AT&T Wireless. It is not known at present whether regulators will approve the proposed acquisition or whether conditions will be imposed on the transaction. We do not know what the effect of the proposed acquisition of AT&T Wireless will be on marketplace competition for wireless services or prices.

        The FCC mandated that wireless carriers provide for local number portability ("LNP") by November 24, 2003 in the top 100 metropolitan statistical areas ("MSAs") in the United States. In addition, in areas outside the top 100 MSAs, a wireless carrier must port a telephone number on request within six months of the date of the request, or by May 24, 2004, whichever is later. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets that are within the top 100 MSAs in the United States that were required to be completed by November 24, 2003 and intend to implement LNP in our remaining markets by the May 2004 deadline. We anticipate number portability could increase churn, which is likely to increase our costs. We may be required to subsidize product upgrades and/or reduce pricing to match competitors' initiatives and retain customers, which could adversely impact our revenue and profitability. Since the launch on November 24, 2003, the wireless industry has continued to work to improve its ability to support LNP. If consumer dissatisfaction results, it could adversely impact industry growth. Although the implementation of LNP is still in its early stages, it has not yet had a material impact on our subscriber growth or churn rate.

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

        Cellular operators and PCS operators and entities that have been awarded PCS licenses generally control more spectrum than is allocated for SMR service in each of the relevant market areas. Specifically, each cellular operator is licensed to operate 25 MHz of spectrum and certain PCS licensees have been licensed for between 10 MHz and 30 MHz of spectrum in the markets in which they are licensed, while only approximately 20 MHz is available to all competing SMR systems, including Nextel's and our systems, in those markets. The control of more spectrum gives cellular operators and many PCS licensees the potential for more system capacity and, therefore, the ability to serve more subscribers than SMR operators, including Nextel and us. We believe that we generally have adequate spectrum to provide the capacity needed on our portion of the Nextel Digital Wireless Network currently and for the reasonably foreseeable future although we may need to acquire additional spectrum in some markets to ensure that the quality of our network keeps pace with anticipated growth in our customer base and to enable the implementation of new and innovative service offerings, some of which may require additional bandwidth.

        Since it received auction authority, the FCC has held more than 50 spectrum auctions. Generally, the auctions do not involve spectrum used to compete with our services. However, on February 11, 2004, the FCC commenced an auction of SMR spectrum in the 896-901 MHz and 935-940 MHz bands in various major trading areas ("MTAs") throughout the United States. In addition, the FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services, which may compete with traditional mobile wireless services. Additionally, the FCC has reallocated frequencies in the 700 MHz band of the former analog television channels 52-69 to commercial services. The FCC auctioned some of this spectrum during 2002, and completed an additional auction of some of this spectrum during June 2003. Additional 700 MHz spectrum auctions are contemplated for the future. It is possible that this spectrum, once licensed, will be used to offer services that are competitive with our service. In addition, the FCC will continue to auction spectrum in the future, and we cannot predict how these frequencies will be used, the technologies that will develop or what impact, if any, they will have on our ability to compete for wireless communications services customers.

        In January 2001, the FCC completed the re-auction of over 150 PCS licenses. The vast majority of these licenses were purchased by carriers who offer services in competition to us. A decision on January 27, 2003 by the United States Supreme Court involving the bankruptcy proceeding of NextWave Personal Communications, Inc. recently invalidated the FCC's re-auction of these licenses, determining that in canceling NextWave's licenses for failure to pay installment payments due, the FCC violated a provision of the bankruptcy code that prohibits governmental entities from revoking debtors' licenses solely for failure to pay debts dischargeable in bankruptcy. The result of the Supreme Court's decision is that the formerly canceled and re-auctioned PCS licenses purchased by NextWave at auction are to be returned to NextWave. NextWave may either pay the balance due on the license and construct its own system, surrender the licenses, or lease or sell them to other carriers. Recently, NextWave and Cingular Wireless applied to the FCC for consent to assignment of the NextWave licenses to Cingular, along with a waiver of certain of NextWave's payment obligations to the FCC. Various parties, including Nextel, have opposed the NextWave/Cingular application for consent. On February 12, 2004, the FCC released an order granting the NextWave/Cingular application and authorizing limited waivers of certain payment obligations and timing requirements contained in the FCC's rules to allow the applicants to consummate the transaction.

        The FCC or Congress may also allocate additional spectrum at any time and create rules that would make services provided on that spectrum competitive with our ESMR service.

        On November 22, 2002, the FCC released a Notice of Proposed Rulemaking regarding service rules for Advanced Wireless Services ("third-generation," or "3G" services) to be offered in the near future by wireless carriers. This proposal seeks to foster flexibility in spectrum usage to promote efficiency in spectrum markets intended to bring about high value usage of limited spectrum resources. In addition, the FCC has initiated an inquiry into means for fostering the development and deployment of wireless systems in rural areas. It is impossible to predict the outcome or timeframe for FCC action on these matters. However, the outcome of these proceedings will likely affect the ability of all carriers, including us, to obtain additional spectrum to be used in offering both traditional and advanced wireless services.

        Proposed Public Safety Spectrum Realignment.    Our iDEN technology allows us to use scattered, non-contiguous spectrum frequencies in the 800 MHz band. Under the licensing scheme for SMR spectrum developed by the FCC during the 1970s, we occupy spectrum that is intermixed and adjacent to that used by other SMR licenses for commercial, business and industrial/land transportation, and for public safety users in the 800 MHz band. Different types of SMR licensees successfully coexisted for many years, but changes over the past few years to the network architecture necessary to support commercial digital technology have created isolated, intermittent situations where commercial and non-commercial licensees experience system interference. In particular, older analog networks used by public safety entities are experiencing system problems that have been traced to the digital operations of nearby commercial SMR and cellular licensees, even though all licensees are operating within the authorized parameters of their licenses and in compliance with FCC rules. Because the public safety interference issue is directly linked to the current SMR license allocations for public safety and commercial users, the FCC has instituted a rulemaking proceeding, in response to a proposal filed by Nextel on November 21, 2001, that considers elimination of interference and more efficient use of spectrum by all parties through the realignment of spectrum licenses and spectrum allocations in the 800 MHz bands. In this proceeding the FCC is considering proposals to separate the channel blocks used by cellular and commercial SMR licensees from the channel blocks used by public safety licensees so that the realigned licenses, in conjunction with proposed technical requirements, would no longer interfere with each other.

        We cannot be certain what, if any, long-term solutions to the public safety interference problem will be adopted by the FCC. Absent FCC action, we may be unable to solve future public safety interference problems without reducing the efficiency of our network or restricting service to our customers. In addition, while the public safety community is aware of the potential network problems their personnel may experience, we cannot be certain that we or the wireless industry in general may not be subject to litigation should a situation arise in which damage or harm occurs as a result of commercial interference with a public safety communications network.

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

        SMR licenses granted in 1997 and later were granted to cover a large area (known as an economic area, or EA) rather than a specified contour around a particular antenna site. EA licenses therefore are more like cellular or PCS licenses in this regard, and eliminate one of the former regulatory disadvantages of SMR licenses. The FCC has held three SMR auctions for EA licenses, which include the frequencies on which we and Nextel operate in the 800 MHz band. In these auctions, Nextel, or a bidding consortium made up of Nextel and us, was the largest successful bidder, and as a result, we or a Nextel subsidiary hold EA licenses for most, but not all, of the territories that we intend to serve.

        The first EA licenses granted the licensee exclusive use of the frequencies in the EA territory. Three such licenses were issued in each EA, one for 20 channels, one for 60 channels, and one for 120 channels. To the extent that another SMR site-by-site licensee may be operating in the same frequencies in the EA pursuant to another license, the EA licensee has priority, but must provide the incumbent site-by-site licensee with alternative spectrum and must compensate the incumbent for the cost of changing to the other frequency. To date, nearly all of the existing incumbents in 800 MHz spectrum have been moved through voluntary agreements. We, or a Nextel subsidiary, hold all of the EA licenses from the first auction that include our frequencies, except for a small number of the 20-channel licenses in various locations where we, or a Nextel subsidiary, hold much of the same spectrum through site-by-site licenses. Most of our EA licenses are free of incumbent carriers other than Nextel. Nextel WIP has transferred to us those site-by-site licenses located in our EA territories operating at the same frequencies.

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

        EA licenses to operate on these frequencies are issued for ten years, after which we need to apply for renewal from the FCC. We expect to obtain renewal of our EA licenses if we are otherwise in good standing before the FCC. In addition, all of our SMR licenses are subject to FCC build-out requirements. The FCC has modified the build-out deadlines for our pre-1997 site-by-site SMR licenses permitting us to utilize the same build-out schedules as our EA licenses. Our EA licenses must provide coverage to at least one-third of the population of the license area within three years of the initial grant and two-thirds of the population within five years. Alternatively, the build-out requirement can be met by providing "substantial service" to the respective market within five years of the license grant. Failure to comply with the build-out requirements for both site-by-site licenses and EA licenses may result in a cancellation of these licenses by the FCC. We hold and utilize both site-by-site licenses and EA licenses. We have met all of the applicable time and population based build-out requirements and associated filings of licenses to date or have otherwise elected to meet the requirement by satisfying the five-year substantial service option.

        In May 2003, the FCC, as part of its efforts to establish secondary markets in spectrum, adopted rules that will for the first time allow the leasing of spectrum that is authorized for exclusive commercial operations and that otherwise facilitates spectrum transfers among licensees. Previously, the FCC did not allow spectrum leasing, although the FCC did allow licensees to enter into management agreements providing for third parties to operate spectrum under certain circumstances as long as the licensee retained control over the operations. These new spectrum leasing rules were released by the FCC on October 6, 2003. Implementation of these new rules is expected to facilitate agreements whereby system operators needing additional spectrum will be able to lease or otherwise gain access to that spectrum from parties holding exclusive FCC licenses for that spectrum. It is unclear how or whether these rules will affect competition in the market for mobile communications services.

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

        The FCC and the Communications Act impose a number of mandates with which we must comply, and that may impose certain costs and technical challenges on our operations. For example, we must provide consumers the ability to "manually" roam on our network. The FCC also has adopted requirements for commercial mobile radio service (or CMRS) providers, including covered SMR providers, to implement various enhanced 911 capabilities, including the ability to locate emergency callers and deliver that information to emergency responders. We, along with Nextel, are in the process of implementing such capabilities pursuant to a waiver order adopted by the FCC in October 2001. We are obligated to meet benchmark dates for deployment of handsets capable of providing such location information. We met the benchmark dates for October and December of 2002, November 2003 and February 2004 and must periodically meet additional benchmarks through December 2005, when we are required to ensure that 95% of all subscriber handsets in service nationwide on our system can deliver location information. Meeting these requirements will impose certain costs on us, and is partially dependent on the progress of our equipment vendor in making such handsets available. In some states, we may not be able to recover our costs of implementing such enhanced 911 capabilities.

        The FCC also requires CMRS providers to deploy LNP technology to allow customers to keep their telephone numbers when switching to another carrier. Covered SMR providers, including us, along with all other CMRS services providers, were required to offer this number portability service in the 100 largest MSAs in the United States, including the ability to support nationwide roaming, by November 24, 2003. Outside the 100 largest MSAs, CMRS carriers are required to port a telephone number on request within six months of the date of the request, or May 24, 2004, whichever is later. The LNP implementation requirement also includes enabling calls from our network to be delivered to telephone numbers that have been switched from one wireline carrier to another. In November 2003, the FCC issued clarification that wireline carriers must meet customer requests to port numbers to wireless carriers where the wireless carrier's geographic coverage area includes the rate center in which the wireline phone number is assigned. We may not be able to recover our costs of implementing number portability, and number portability may make it easier for customers to switch among carriers.

        Effective January 1, 2003, the FCC completely eliminated its wireless spectrum cap regulations which previously limited any entity from holding attributable interests in more than 55 MHz of licensed broadband PCS, cellular or covered SMR spectrum with significant overlap in any geographic area. The FCC has stated that rather than having a set spectrum cap, spectrum aggregation affecting competition will be handled on a case-by-case basis and through auction rules. These rules may affect our ability, as well as our competitors' ability, to obtain additional spectrum.

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

        The FCC imposes a number of obligations for local exchange carriers to interconnect their network to other carriers' networks that affect wireless service providers. Established local exchange carriers must provide for co-location of equipment necessary for interconnection, as well as any technically feasible method of interconnection requested by a CMRS provider. In addition, all local exchange carriers are obligated to enter into reciprocal, cost-based compensation arrangements with CMRS providers for the transmission of local calls. The FCC has initiated a further inquiry into the compensation rates that carriers must pay each other for both the transmission of local and long distance calls. While this proceeding is expected to take several years to complete, the outcome may significantly affect the charges we pay to other carriers and the compensation we receive for these services. Furthermore, if we cannot successfully negotiate an interconnection agreement with an established local exchange carrier, it may require the relevant state public utilities commissions to serve as arbitrators. The FCC also has initiated a proceeding examining the practices of some small incumbent local exchange carriers that have attempted to file call termination tariffs in lieu of negotiating interconnection agreements.

        Certain incumbent local exchange carriers, or ILECs, in rural areas have attempted to impose on wireless carriers, including us, charges to terminate traffic that we send to them by filing wireless termination tariffs with state public utility commissions. These new rural ILEC tariffs feature high termination rates that are not based on the rural ILECs' cost of terminating the traffic we send. The rural ILECs justify termination tariffs as a legitimate means of recovering their costs for transport and termination of wireless traffic. On September 6, 2002 we, Nextel and other wireless carriers filed a petition for declaratory ruling with the FCC to have these tariffs declared unlawful. This proceeding remains pending.

        In addition, the Communications Assistance for Law Enforcement Act of 1994 (or CALEA) requires all telecommunications carriers, including wireless carriers, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers. We have timely complied with implementation deadlines for our interconnected voice network and our digital dispatch network. In addition, although we do not believe that our packet data network is subject to CALEA requirements because it is an information service, we are voluntarily cooperating with law enforcement and have provided the FCC and the FBI with a packet mode surveillance solution deployment schedule. Compliance with the requirements of CALEA, further FBI requests, and the FCC's rules could impose significant additional direct and/or indirect costs on us and other wireless carriers.

        Wireless networks are also subject to certain FCC and FAA regulations regarding the relocation, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act, the National Historic Preservation Act, and various environmental regulations. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC's rules require antenna structure owners to notify the FAA of structures that may require marking or lighting, and there are specific restrictions applicable to antennas placed near airports. In addition to our SMR licenses, we may also utilize other carriers' facilities to connect base radio sites and to link them to their respective main switching offices. These facilities may be separately licensed by the FCC and may be subject to regulation as to technical parameters, service, and transfer or assignment.

        Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including SMR providers such as ourselves, are required to make an "equitable and non-discriminatory contribution" to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier's interstate end-user telecommunications revenue. The Communications Act also permits states to adopt universal service regulations not inconsistent with the Communications Act or the FCC's regulations, including requiring CMRS providers to contribute to their universal service funds. Additional costs may be incurred by us and ultimately by our subscribers as a result of our compliance with these required contributions. The FCC recently issued an order that changes the methodology for computing Universal Service Fund contributions, which we expect will not have a significant impact on our business or operating results.

        Monies from the federal Universal Service Fund are used in part to provide several types of cost support to common carriers providing qualified services in high cost, rural and insular areas. Carriers entitled to receive support payments are termed Eligible Telecommunications Carriers or "ETCs." In addition to the incumbent local exchange wireline carriers operating in high cost, rural and insular areas, the Communications Act and the FCC's implementing regulations allow in certain circumstances the designation of other competitive carriers, including wireless carriers like us, as ETCs for our qualified coverage areas in a given state jurisdiction. Determinations as to whether to grant ETC status are made in response to detailed petitions and showings on a state-by-state basis, either by a state regulatory commission, or, if the state declines jurisdiction, by the FCC. We are in the process of petitioning for ETC status for our high cost, rural and insular coverage areas in a number of state jurisdictions, and have already received ETC status in several states. We have pending petitions for ETC designation before the FCC and state commissions in various other states. The FCC attempts to decide petitions for ETC designation in a six-month time frame, but the FCC's decisions on designating wireless ETCs have decreased in recent months; there is no set time frame for decisions made by state commissions. There can be no assurance that any of the pending petitions will be granted; but to the extent one or more petitions are granted, we will generally be entitled to receive the same universal service support payments (on a per-line basis) received by the incumbent wireline carrier in a given study area or wire center covered by our service. Such universal service support payments can in some areas be significant amounts of money. If such universal service support funds are received, we are required by law to use them within a given state for the provision, maintenance and upgrading of facilities and services for which the funds are earmarked under law. The precise terms and conditions applicable to universal service support payments to incumbent and competitive carriers are subject to change, and are being considered in ongoing proceedings before the FCC. On February 27, 2004, the Federal-State Joint Board on Universal Service made numerous recommendations to the FCC to adopt regulations that could affect both the manner in which applications for ETC status are considered by the FCC and the states, as well as the scope of high cost funding that will be available to competitive ETCs. The Joint Board's recommendations will be addressed by the FCC in a rulemaking proceeding that must, according to statute, be completed within one year from the date of the Joint Board's recommendations.

        The Communications Act also requires all telecommunications carriers, including SMR licensees, to ensure that their services are accessible to and useable by persons with disabilities, if readily achievable. Compliance with these provisions, and the regulations promulgated thereunder, could impose additional direct and/or indirect costs on us and other licensees. In August 2003, the FCC modified statutory exemption of mobile telephones from hearing aid compatibility in its rules promulgated under the Hearing Aid Compatibility Act, and the FCC's rules now require that within two years of the effective date of the order each digital wireless provider must offer at least two phones that are capable of being effectively used with hearing aids. This change may result in additional costs to us and other licensed mobile phone service providers.

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

State Regulation and Local Approvals

        The states in which we operate generally have agencies or commissions charged under state law with regulating telecommunications companies, and local governments generally seek to regulate placement of transmitters and rights of way. While the powers of state and local governments to regulate wireless carriers are limited to some extent by federal law, we will have to devote resources to comply with state and local requirements. For example, state and local governments generally may not regulate our rates or our entry into a market, but are permitted to manage public rights of way, for which they can require fair and reasonable compensation. Nevertheless, some states, for example, Illinois, have attempted to assert certification requirements that we believe are in conflict with provisions of the Communications Act that prohibit states from regulating entry of wireless carriers. States may also impose certain surcharges on our customers that could make our service, and the service of other wireless carriers, more expensive.

        Under the Communications Act, state and local authorities maintain authority over the zoning of sites where our antennas are located. These authorities, however, may not legally discriminate against or prohibit our services through their use of zoning authority. Therefore, while we may need approvals for particular sites or may not be able to choose the exact location for our sites we do not foresee significant problems in placing our antennas at sites in our territory.

        In addition, a number of states and localities are considering banning or restricting the use of wireless phones while driving a motor vehicle. In 2001, New York enacted a statewide ban on driving while holding a wireless phone. New Jersey enacted a similar measure in 2004 and comparable legislation is pending in other states. A handful of localities also have enacted ordinances banning or restricting the use of handheld wireless phones by drivers. Should this become a nationwide initiative, all wireless carriers could experience a decline in the number of minutes of use by subscribers. On the Federal level, a bill has been introduced in Congress (the Mobile Telephone Driving Safety Act of

2003) that, if passed, would prohibit wireless consumers from using a handheld mobile telephone while driving. Specifically, the bill would withhold a proportion of federal funds appropriated for the states from any state that does not enact legislation that prohibits an individual from using a handheld mobile telephone while operating a motor vehicle except in the case of an emergency or other exceptional circumstance.

Available Information

        Our Internet address can be found at www.NextelPartners.com. We make available free of charge, on or through our Internet website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15 (d) of the Exchange Act as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The information found on or through our website is not part of this or any other report we file with or furnish to the SEC.

Employees

        As of December 31, 2003, we had 2,753 employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.

Executive Officers of the Registrant

        The following table sets forth certain information with respect to our executive officers:

Name	Age	Position
John Chapple	50	President, Chief Executive Officer and Chairman of the Board
Barry Rowan	47	Vice President, Chief Financial Officer and Treasurer
David Aas	50	Vice President, Chief Technology Officer
Perry Satterlee	43	Vice President, Chief Operating Officer
Mark Fanning	44	Vice President—Partner Development
Donald Manning	43	Vice President, General Counsel and Secretary

        John Chapple worked to organize Nextel Partners throughout 1998 and has been the President, Chief Executive Officer and Chairman of the board of directors of Nextel Partners and our subsidiaries since August 1998. Mr. Chapple was elected to the board of directors pursuant to the terms of the amended and restated shareholders' agreement. Mr. Chapple, a graduate of Syracuse University and Harvard University's Advanced Management Program, has over 24 years of experience in the wireless communications and cable television industries. From 1978 to 1983, he served on the senior management team of Rogers Cablesystems before moving to American Cablesystems as senior vice president of operations from 1983 to 1988. From 1988 to 1995, he served as executive vice president of operations for McCaw Cellular Communications and subsequently AT&T Wireless Services following the merger of those companies. From 1995 to 1997, Mr. Chapple was the president and chief operating officer for Orca Bay Sports and Entertainment in Vancouver, B.C. Orca Bay owned and operated Vancouver's National Basketball Association and National Hockey League sports franchises in addition to the General Motors Place sports arena and retail interests. Mr. Chapple is the past chairman of Cellular One Group and the Personal Communications Industry Association, past vice-chairman of the Cellular Telecommunications & Internet Association and has been on the Board of Governors of the

NHL and NBA. Mr. Chapple is currently on the Syracuse University Maxwell School Board of Advisors and the Fred Hutchinson Cancer Research Business Alliance board of governors.

        Barry Rowan has been the Chief Financial Officer and Treasurer of Nextel Partners and our subsidiaries since August 2003. Prior to that, Mr. Rowan provided consulting services to Nextel Partners since July 2003. Mr. Rowan has approximately 23 years of financial and operational experience in building technology and communications companies. Mr. Rowan earned his M.B.A. from Harvard Business School and his B.S., summa cum laude, in business administration and chemical biology from The College of Idaho. From January 2001 to July 2003, he was a principal at Rowan & Company, LLC. From July 1999 to December 2001, Mr. Rowan was the chief financial officer at Velocom, Inc., an international communications company, during which time he served as chief executive officer of Vesper, the company's Brazilian subsidiary, for a period of six months. In 1992 he joined Fluke Corporation, an electronic test tools and software manufacturing and services company, as vice president and chief financial officer. In 1995, he became vice president and general manager of the verification tools division of Fluke Corporation, and in 1996, he became senior vice president and general manager of that company's networks division. Mr. Rowan serves on the board of trustees of Seattle Pacific University.

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

        Perry Satterlee has been the Vice President-Sales and Marketing of Nextel Partners and our subsidiaries since August 1998, the Chief Operating Officer since July 2002 and has over 15 years of wireless industry experience. Prior to Nextel Partners, Mr. Satterlee spent two years with Nextel, where he held the position of President-Pacific Northwest Area since its inception in 1996. Prior to joining Nextel, Mr. Satterlee served from 1992 to 1996 as Vice President and General Manager of AT&T Wireless Services' Central California District. From 1990 to 1992, he was General Manager of McCaw Cellular Communications' Ventura/Santa Barbara market. From 1988 to 1990, Mr. Satterlee was Director of Planning for McCaw Cellular Communications, where he led the company's planning and budgeting processes.

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

        Donald Manning has been the Vice President, General Counsel and Secretary of Nextel Partners and our subsidiaries since August 1998 and has over 18 years of legal experience. From July 1996 to July 1998, he served as Regional Attorney for the Western Region of AT&T Wireless Services, an 11-state business unit. Prior to joining AT&T Wireless Services, from September 1989 to July 1996, Mr. Manning was an attorney with Heller Ehrman White & McAuliffe specializing in corporate and commercial litigation. From September 1985 to September 1989, he was an attorney with the Atlanta-based firm of Long, Aldridge & Norman.

        Our executive officers do not serve for any specified terms and, instead, are appointed by, and serve at the discretion of, our Board of Directors. However, the executive officers may from time to time be subject to employment agreements that provide such officers with severance payment in the event that they are terminated without cause, as defined in these agreements. There are no family relationships among our directors and officers.

RISK FACTORS

        The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We have a history of operating losses, may incur operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.

        We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Wireless Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of December 31, 2003, we had an accumulated deficit of approximately $1.2 billion. We may incur operating losses in the future. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

If Nextel experiences financial or operational difficulties, our business may be adversely affected.

        Our business plan depends, in part, on Nextel continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel Digital Wireless Network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, its domestic digital mobile network business and the risks associated with that business can be found in Nextel's Annual Report on Form 10-K for the year ended December 31, 2003, as well as Nextel's other filings made under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act") (SEC file number 0-19656).

Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding Class A common stock.

        Under our restated certificate of incorporation and our operating agreements, in certain circumstances and subject to certain limitations, Nextel WIP has the ability to purchase, or to cause and fund redemption by us of, all of the outstanding shares of our Class A common stock. In addition, under the provisions of our restated certificate of incorporation, upon the occurrence of certain events, the holders of a majority of our outstanding Class A common stock can require Nextel WIP to purchase, or cause and fund a redemption by us of, all of the outstanding shares of our Class A common stock. The circumstances that could trigger Nextel WIP's purchase right include the occurrence of January 29, 2008 (subject to certain postponements by our board of directors); failure by us to implement certain required changes to our business; failure by Nextel WIP to fund certain changes to our digital transmission technology; or termination of our operating agreements with Nextel WIP as a result of our breach. The circumstances that could trigger our stockholders' put right include a change of control of Nextel; failure by us to implement certain required changes to our business; or termination of our operating agreements with Nextel WIP as a result of a breach by Nextel WIP.

Our highly leveraged capital structure and other factors could limit both our ability to obtain additional financing and our growth opportunities and could adversely affect our business in several other ways.

        The total non-current portion of our outstanding debt including capital lease obligations was approximately $1.7 billion as of December 31, 2003 and greatly exceeds the level of our revenues and stockholders' equity (deficit). As of December 31, 2003, the non-current portion of total long-term debt outstanding included $375.0 million outstanding under our credit facility, $1.8 million of 14% senior discount notes outstanding at their accreted value, $367.5 million of 11% senior notes outstanding, $138.3 million of 12 1/2% senior discount notes outstanding at their accreted value, $300.0 million of 1 1/2% convertible senior notes outstanding, $450.0 million of 8 1/8% senior notes outstanding, and $21.0 million of capital lease obligations. In aggregate, this indebtedness represented approximately 101% of our total book capitalization at that date.

        Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

  •
  it limits our ability to obtain additional financing, if needed, to implement any enhancement of our portion of the Nextel Digital Wireless Network, including any enhanced iDEN services, to expand wireless voice capacity, enhanced data services or potential "third generation" or "3G" mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

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

        Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations and anticipated cost savings and operating improvements, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate for the foreseeable future to meet our estimated capital requirements to build out and maintain our portion of the Nextel Digital Wireless Network using the current 800 MHz iDEN system.

        We cannot be sure, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness and our obligations under our credit facility or our existing senior discount notes, convertible senior notes and senior notes, or to fund our other liquidity needs. In addition, if our indebtedness cannot be repaid at maturity or refinanced, we will not be able to meet our obligations under our debt agreements, which could result in the cessation of our business.

        If we default on our debt or if we are liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our business and the growth of the specialized mobile radio, or SMR, and wireless communications industries in general.

        General conditions in the wireless communications industry or specific competitors' results, including potential decreases in new subscriber additions, declining ARPU or increased customer dissatisfaction, may adversely affect the market price of our notes and Class A common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity or debt securities. In addition, the fundraising efforts of Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

Implementation of mandated wireless local number portability could negatively impact our business.

        The FCC mandated that wireless carriers provide for LNP by November 24, 2003 in the top 100 MSAs in the United States. In addition, wireless carriers in areas outside of the top 100 MSAs must port a telephone number on request within six months, or by May 24, 2004, whichever is later. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets that are within the top 100 MSAs in the United States that were required to be completed by November 24, 2003 and intend to implement LNP in our remaining markets by the May 2004 deadline. We anticipate number portability could increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and the cost of adding new subscribers, which generally includes a commission expense and/or significant handset discounts. A high rate of churn is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors' initiatives and retain customers, which could adversely impact our revenues and profitability. Since the launch, the wireless industry has continued to work to improve its ability to support number portability. If consumer dissatisfaction results, it could adversely impact industry growth.

Our future performance will depend on our and Nextel's ability to succeed in the highly competitive wireless communications industry.

        Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

  •
  If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel Digital Wireless Network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Nextel's portion of the Nextel Digital Wireless Network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

  •
  As personal communication services and cellular operators, such as Verizon Wireless, Sprint PCS and Alltel, begin to offer two-way radio dispatch services, our historical competitive advantage of being uniquely able to combine that service with our mobile telephone service may be impaired. Further, some of our competitors have attempted to compete with Direct Connect by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

  •
  Because the Nextel Digital Wireless Network does not currently provide roaming or similar coverage on a nationwide basis that is as extensive as is available through most cellular and personal communication services providers, we may not be able to compete effectively against those providers. In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

  •
  Neither we nor Nextel has the extensive direct and indirect channels of products and services distribution that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Although we have recently expanded our distribution channels to include retail locations, we cannot assure you that these distribution channels will be successful. Moreover, many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and, therefore, have access to more potential customers than we do.

  •
  Because of their greater resources and potentially greater leverage with multiple suppliers, some of our competitors may be able to offer handsets and services to customers at prices that are below the prices that we can offer for comparable handsets and services. If we cannot, as a result, compete effectively based on the price of our product and service offerings, our revenues and growth may be adversely affected.

  •
  The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete or it may not be a suitable platform for the implementation of new and emerging technologies and service offerings. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology. Competition among these differing technologies could result in the following: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and otherwise adversely affect market acceptance of our services.

  •
  We offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Online. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenues. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of 3G services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel Digital Wireless Network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

  •
  We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors' prices in these markets will decrease. We may encounter further market pressures to reduce our digital wireless network service offering prices; restructure our digital wireless network service offering packages to offer more value; or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their services in a particular market. A reduction in our pricing would likely have an adverse effect on our revenues and operating results.

  •
  Because of the numerous features we offer and the fact that Motorola is our sole source of handsets, our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our multi-service offering. This may reduce our growth opportunities or profitability.

  •
  The proposed acquisition of AT&T Wireless by Cingular Wireless, if it is completed, would create the largest wireless phone provider in the United States, with significantly more resources and a larger customer base than us or any other competing company. This concentration of resources in the marketplace could result in increased cost efficiency for Cingular, allowing it to obtain more favorable terms from its suppliers, which could enable Cingular to discount its handsets or services to customers, or "package" its services in a manner that might be adverse to us and other competitors.

Any failure to effectively integrate our portion of the Nextel Digital Wireless Network with Nextel's portion effectively would have an adverse effect on our results of operations.

        Pursuant to our operating agreements with Nextel WIP, Nextel WIP provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches that direct calls to their destinations. Any interruption in the provision of these services could delay or prevent the continued integration of our portion of the Nextel Digital Wireless Network with Nextel's portion, which is essential to the overall success of our business.

        Moreover, our business plan depends on our ability to implement integrated customer service, network management and billing systems with Nextel's systems to allow our respective portions of the Nextel Digital Wireless Network to operate together and to provide our and Nextel's customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these systems effectively may have an adverse effect on our results of operations.

Difficulties in operating our portion of the Nextel Digital Wireless Network could increase the costs of operating the network, which would adversely affect our ability to generate revenues.

        The continued operation of our portion of the Nextel Digital Wireless Network involves a high degree of risk. Before we are able to build additional cell sites in our markets to expand coverage, fill in gaps in coverage or increase capacity, we will need to:

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

  •
  commence and complete the construction of sites for our equipment in a timely and satisfactory manner; or

  •
  obtain necessary approvals, licenses or permits from federal, state or local agencies, including land use regulatory approvals and approvals from the Federal Aviation Administration and Federal Communications Commission with respect to the transmission towers that we will be using.

        Before fully implementing our portion of the Nextel Digital Wireless Network in a new market area or expanding coverage in an existing market area, we must complete systems design work, find appropriate sites and construct necessary transmission structures, receive regulatory approvals, free up frequency channels now devoted to non-digital transmissions and begin systems optimization. These processes may take weeks or months to complete and may be hindered or delayed by many factors, including unavailability of antenna sites at optimal locations, land use and zoning controversies and limitations of available frequencies. In addition, we may experience cost overruns and delays not within our control caused by acts of governmental entities, design changes, material and equipment shortages, delays in delivery and catastrophic occurrences. Any failure to construct our portion of the Nextel Digital Wireless Network on a timely basis may adversely affect our ability to provide the quality of services in our markets consistent with our current business plan, and any significant delays could have a material adverse effect on our business.

If we do not offer services that Nextel WIP requires us to offer or we fail to meet performance standards, we risk termination of our agreements with Nextel WIP, which would eliminate our ability to carry out our current business plan and strategy.

        Our operating agreements with Nextel WIP require us to construct and operate our portion of the Nextel Digital Wireless Network in accordance with specific standards and to offer certain services by Nextel and its domestic subsidiaries. Our failure to satisfy these obligations could constitute a default under the operating agreements that would give Nextel WIP the right to terminate these agreements and would terminate our right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition, and could also trigger Nextel's right to purchase all of our outstanding Class A common stock, as described above.

We may be required to implement material changes to our business operations to the extent these changes are adopted by Nextel, which may not be beneficial to our business.

        If Nextel adopts material changes to its operations, our operating agreements with Nextel WIP give it the right to require us to make similar changes to our operations. The failure to implement required changes could, under certain circumstances, trigger the ability of Nextel WIP to terminate the operating agreements, which could result in the adverse effects described above. Even if the required change is beneficial to Nextel, the effect on our business may vary due to differences in markets and customers. We cannot assure you that such changes would not adversely affect our business plan.

The transmission technology used by us and Nextel is different from that used by most other wireless carriers, and, as a result, we might not be able to keep pace with industry standards if more widely used technologies advance.

        The Nextel Digital Wireless Network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls "iDEN." We, Nextel and Southern LINC are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other domestic wireless networks.

        Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technologies that may perform better or may be available at a lower cost without Nextel WIP's consent.

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

        Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers, and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our share of the Nextel Digital Wireless Network. We expect that for the next few years, Motorola will be the only manufacturer of wireless telephones that are compatible with the Nextel Digital Wireless Network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future. In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot be sure that equipment quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately between Nextel and us.

Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.

        Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as "third-generation" or "3G." We and Nextel are focusing activities on maximizing our ability to offer 3G capabilities while continuing to fully utilize our iDEN digital wireless network. Significant capital expenditures may be required in implementing this 3G technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement 3G technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of 3G technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop 3G technology that is more effective or economical than ours, our business would be adversely affected.

We may not be able to obtain additional spectrum, which may adversely impact our ability to implement our business plan.

        We may seek to acquire additional spectrum, including through participation as a bidder, or member of a bidding group, in government-sponsored auctions of spectrum. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that purpose may not be available on acceptable terms, or at all. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced. Even if we are able to acquire additional spectrum, we may still require additional capital to finance the pursuit of any new business opportunities associated with our acquisition of additional spectrum, including those associated with the potential provision of any new 3G wireless services. This additional capital may not be available on reasonable terms, or at all.

Our network may not have sufficient capacity to support our anticipated customer growth.

        Our business plan depends on assuring that our portion of the Nextel Digital Wireless Network has adequate capacity to accommodate anticipated new customers and the related increase in usage of our network. This plan relies on:

  •
  the ability to obtain additional spectrum when and where required;

  •
  the availability of wireless telephones of the appropriate model and type to meet the demands and preferences of our customers; and

  •
  the ability to obtain and construct additional cell sites and obtain other infrastructure equipment.

        We cannot assure you that we will not experience unanticipated difficulties in obtaining these items, which could adversely affect our ability to build our portion of the network.

Potential systems limitations on adding customers may adversely affect our growth and performance.

        Our success in generating revenues by attracting and retaining large numbers of customers to our portion of the Nextel Digital Wireless Network is critical to our business plan. In order to do so, we must maintain effective procedures for customer activation, customer service, billing and other support services. Even if our system is technically functional, we may encounter other factors that could adversely affect our ability to successfully add customers to our portion of the Nextel Digital Wireless Network, including:

  •
  inadequate or inefficient systems or business processes and related support functions, especially related to customer service and accounts receivable collection; and

  •
  an inappropriately long length of time between a customer's order and activation of service for that customer, especially because the current activation time for our new customers is longer than that of some of our competitors.

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

        The indentures governing our existing senior discount notes, convertible senior notes and senior notes and the credit facility of Nextel Partners Operating Corp., one of our wholly owned subsidiaries, contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

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

        In addition, our credit facility imposes financial covenants that require our principal subsidiary to comply with specified financial ratios and tests, including minimum interest coverage ratios, maximum leverage ratios and minimum fixed charge coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future, and if we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which would adversely affect our ability to carry out our business plan and would have a negative impact on our financial condition.

If an event constituting a change of control or fundamental change occurs under our indentures, we may be required to redeem or repurchase all of our outstanding notes even if our credit facility prohibits such redemption or repurchase or we lack the resources to make such redemption or repurchase.

        Upon the occurrence of a defined change of control or fundamental change under the indentures governing our existing senior discount notes, convertible senior notes and senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem or repurchase our existing senior discount notes, convertible senior notes and senior notes. However, our credit facility prohibits us, except under certain circumstances, from redeeming or repurchasing any of our outstanding notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming or repurchasing our outstanding notes our failure to redeem or repurchase such notes would constitute an event of default under the respective indentures, which would in turn result in a default under our credit facility. Any default under our indentures or credit facility would result in an acceleration of such indebtedness, which would harm our financial condition and adversely impact our ability to implement our business plan and could result in the cessation of our business. Moreover, even if we obtained consent under our credit facility, we cannot be sure that we would have sufficient resources to redeem or repurchase our outstanding notes and still have sufficient funds available to successfully pursue our business plan.

We are dependent on our current key personnel, and our success depends upon our continued ability to attract, train and retain additional qualified personnel.

        The loss of one or more key employees could impair our ability to successfully operate our portion of the Nextel Digital Wireless Network. We believe that our future success will also depend on our continued ability to attract and retain highly qualified technical, sales and management personnel.

Concerns that the use of wireless telephones may pose health and safety risks may discourage the use of our wireless telephones.

        Studies and reports have suggested that, and additional studies are currently being undertaken to determine whether, radio frequency emissions from enhanced specialized mobile radio, or ESMR, cellular and personal communications service, or PCS, wireless telephones may be linked with health risks, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. The actual or perceived risk of wireless telephones could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry generally.

        Litigation by individuals alleging injury from health effects associated with radio frequency emissions from wireless telephones has been brought against us and other mobile wireless carriers and manufacturers. In addition, purported class action litigation has been filed seeking to require all wireless telephones to include an earpiece that would enable use of the telephones without holding them against the user's head. While it is not possible to predict the outcome of this litigation, circumstances surrounding it could increase the cost of our wireless telephones as well as increase other costs of doing business.

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

        The FCC and state telecommunications authorities regulate our business to a substantial degree. The regulation of the wireless telecommunications industry is subject to constant change by legislation and by new rules and regulations of the FCC. We cannot predict the effect that any legislation or FCC rulemaking may have on our future operations. We must comply with all applicable regulations to conduct our business. Modifications of our business plans or operations to comply with changing regulations or actions taken by regulatory authorities might increase our costs of providing service and adversely affect our financial condition. In addition, we anticipate FCC regulation or Congressional legislation that creates additional spectrum allocations that may also have the effect of adding new entrants into the mobile telecommunications market.

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

        Pursuant to our amended and restated shareholders' agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

  •
  make a material change in our technology;

  •
  modify our business objectives in any way that is inconsistent with our objectives under our material agreements, including our operating agreements with Nextel WIP;

  •
  dispose of all or substantially all of our assets;

  •
  make a material change in or broaden the scope of our business beyond our current business objectives; or

  •
  enter into any agreement the terms of which would be materially altered in the event that Nextel WIP either exercises or declines to exercise its rights to acquire additional shares of our stock under the terms of the amended and restated shareholders' agreement or our restated certificate of incorporation.

        These approval rights relate to significant transactions, and decisions by the Nextel WIP-designated director could conflict with those of our other directors, including our independent directors.

        In addition, the amended and restated shareholders' agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder and could result in a change of control of us. Shares of Class A common stock are immediately and automatically convertible into an equal number of shares of Class B common stock upon the acquisition of such shares of Class A common stock by Nextel, by any of its majority-owned subsidiaries, or by any person or group that controls Nextel. We have recently received a request from Nextel WIP that we amend our restated certificate of incorporation to increase the number of shares of Class B common stock that is authorized for issuance thereunder. We intend to take those steps reasonably necessary to comply with this request. We are also aware that, in connection with our recent public equity offering, Nextel indicated an interest in purchasing shares of Class A common stock from existing stockholders through a private placement or through open-market purchases. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.

Significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our other stockholders.

        As of December 31, 2003, our officers, directors and greater than 5% stockholders together controlled approximately 51% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

        In addition, under our amended and restated shareholders' agreement, Nextel WIP and Madison Dearborn Partners each have the right to designate a member to our board of directors. We cannot be certain that any conflicts that arise between the interests of our company and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

        Madison Dearborn Partners and Eagle River each own significant amounts of our capital stock, and each currently has a representative on our board of directors. Each of these entities or their affiliates has significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. We do not have a non-competition agreement with any of our stockholders, and thus their or their affiliates' current and future investments could create conflicts of interest with us.

Anti-takeover provisions could prevent or delay a change of control that stockholders may favor.

        Provisions of our charter documents, amended and restated shareholders' agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control of our company that stockholders may consider favorable. We have authorized the issuance of "blank check" preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control could trigger an event of default under our credit facility and the indentures governing our senior discount notes, convertible senior notes and senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

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

        Some statements and information contained in this offering circular are not historical facts but are forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should" or "anticipates" or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. We caution you that these forward-looking statements are only predictions, subject to risks and uncertainties. Actual events or results can differ materially from those expressed or implied as a result of a variety of factors, including those set forth above under "Risk Factors." Forward-looking statements include, but are not limited to, statements with respect to the following:

  •
  our business plan, its advantages and our strategy for implementing our plan;

  •
  general economic conditions in the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

  •
  the successful implementation and performance of the technology being deployed or to be deployed in our various markets, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with the completed launch of Nationwide Direct Connect capability;

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

  •
  the impact on our cost structure or service levels of the general downturn in the telecommunications sector, including the adverse effect of any bankruptcy of any of our tower providers or other telecommunications suppliers;

  •
  future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

  •
  timely delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

  •
  the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities and wireless number portability; and

  •
  other risks and uncertainties described from time to time in our reports filed with the Securities and Exchange Commission, including this Annual Report on Form 10-K and our quarterly reports on Form 10-Q.

Item 2. Properties

        We own no material real property. We lease our headquarters located in Kirkland, Washington. This facility is approximately 14,000 square feet, and we have a lease commitment on the facility through July 2006. We lease administrative offices of approximately 22,800 square feet in Minnetonka, Minnesota under a lease expiring March 2005 and we lease additional administrative office space of approximately 59,000 square feet in Eden Prairie, Minnesota under a lease expiring November 2007. To operate our customer service call centers, we lease approximately 65,000 square feet of office space in Las Vegas, Nevada under a lease expiring October 2006 and we lease additional office space in Las Vegas, Nevada of approximately 15,000 square feet under a lease expiring May 2004. We operate another customer service call center in Panama City Beach, Florida where we lease approximately 67,000 square feet of office space under a lease expiring January 2008.

        We lease cell sites for the transmission of radio service under various master site lease agreements as well as individual site leases. The terms of these leases generally range from five to 25 years at monthly rents ranging from $300 to $3,200. As of December 31, 2003, we had 3,606 operational cell sites.

Item 3. Legal Proceedings

        On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our former Chief Financial Officer and Treasurer and current Vice President, Strategic Initiatives, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The proposed settlement, which is not material to us, is subject to a number of contingencies, including negotiation of a settlement agreement and its approval by the Court. We are unable to determine whether or when a settlement will occur or be finalized.

        On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc., et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants' consolidated motion to dismiss plaintiffs' claims on preemption grounds. The plaintiffs have appealed. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

        On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick's Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys' fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the Western District of Missouri conducted a final approval hearing but has not yet ruled at this time. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

        We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted for a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        Our Class A common stock is traded on the Nasdaq National Stock Market under symbol "NXTP." The following table sets forth, for the periods indicated, the high and low stock prices of our Class A common stock as reported on the Nasdaq National Stock Market:

Quarterly Common Stock Price Ranges for the Year Ended:

	High	Low
December 31, 2002
First Quarter	$12.95	$3.37
Second Quarter	$6.53	$2.40
Third Quarter	$6.47	$2.12
Fourth Quarter	$8.39	$4.53
December 31, 2003
First Quarter	$7.61	$3.90
Second Quarter	$8.00	$4.49
Third Quarter	$9.85	$7.07
Fourth Quarter	$13.50	$7.86

Number of Stockholders of Record

        As of March 5, 2004, there were approximately 33,097 holders of record of our Class A common stock and a single stockholder of record holding all 79,056,228 shares of our Class B common stock that are currently outstanding.

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

Item 6. Selected Consolidated Financial Data

        We have summarized below our historical consolidated financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The historical operating data presented below for the same periods are derived from our records.

        Please read this table together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Operating revenues:
Service revenues(1)	$964,386	$646,169	$363,573	$130,125	$28,136
Equipment revenues(1)	54,658	24,519	13,791	5,745	4,584

Total revenues	1,019,044	670,688	377,364	135,870	32,720

Operating expenses:
Cost of service revenues (excludes depreciation of $109,572, $85,750, $62,899, $35,148, $11,309, respectively)	318,038	267,266	192,728	84,962	18,807
Cost of equipment revenues(1)	114,868	87,130	59,202	26,685	10,742
Selling, general and administrative	402,300	313,668	210,310	117,975	34,862
Stock-based compensation (primarily selling, general and administrative related)	1,092	12,670	30,956	70,144	27,256
Depreciation and amortization(2)	135,417	101,185	76,491	38,272	12,689

Total operating expenses	971,715	781,919	569,687	338,038	104,356

Operating income (loss)	47,329	(111,231)	(192,323)	(202,168)	(71,636)

Other income (expense):
Interest expense, net	(152,294)	(164,583)	(126,096)	(102,619)	(65,362)
Interest income	2,811	7,091	32,473	63,132	24,585
Gain (loss) on early extinguishment of debt	(95,093)	4,427	—	(23,485)	—

Total other income (expense)	(244,576)	(153,065)	(93,623)	(62,972)	(40,777)

Loss before deferred income tax provision and cumulative effect of change in accounting principle	(197,247)	(264,296)	(285,946)	(265,140)	(112,413)
Income tax provision	(7,811)	(18,188)	—	—	—

Loss before cumulative effect of change in accounting principle.	(205,058)	(282,484)	(285,946)	(265,140)	(112,413)
Cumulative effect of change in accounting principle	—	—	(1,787)	—	—

Net loss	(205,058)	(282,484)	(287,733)	(265,140)	(112,413)
Mandatorily redeemable preferred stock dividends(3)	(2,141)	(3,950)	(3,504)	(5,667)	—

Loss attributable to common stockholders	$(207,199)	$(286,434)	$(291,237)	$(270,807)	$(112,413)

Loss per share attributable to common stockholders, basic and diluted:
Loss before cumulative effect of change in accounting principle	$(0.82)	$(1.17)	$(1.19)	$(1.33)	$(38.18)
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

Net loss per share attributable to common stockholders	$(0.82)	$(1.17)	$(1.20)	$(1.33)	$(38.18)

Consolidated Balance Sheet Data:

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Cash and cash equivalents and short-term investments	$268,811	$195,029	$557,285	$928,346	$568,729
Property, plant and equipment, net	1,025,096	1,000,076	845,934	532,702	252,223
FCC operating licenses, net	371,898	348,440	283,728	245,295	151,056
Total assets	1,889,310	1,735,925	1,821,721	1,793,084	1,015,327
Current liabilities	185,425	161,567	127,972	120,423	58,503
Long-term debt	1,653,539	1,424,600	1,327,829	1,067,684	785,484
Series B redeemable preferred stock(3)	—	34,971	31,021	27,517	—
Total stockholders' equity (deficit)	(13,296)	76,379	319,504	570,215	170,616
Total liabilities and stockholders' equity (deficit)	$1,889,310	$1,735,925	$1,821,721	$1,793,084	$1,015,327

Consolidated Statements of Cash Flows Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Cash flows from operating activities	$87,154	$(116,469)	$(153,894)	$(116,028)	$(66)
Cash flows from investing activities	$(214,504)	$(201,648)	$(260,249)	$(514,003)	$(365,851)
Cash flows from financing activities	$182,448	$81,280	$224,950	$969,310	$520,174

Other Data:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(unaudited) (dollars in thousands)
Covered Pops (end of period) (millions)	38	36	33	24	6
Subscribers (end of period)	1,233,200	877,800	515,900	227,400	46,100
Adjusted EBITDA(4)	$183,838	$2,624	$(84,876)	$(93,752)	$(31,691)
Net capital expenditures(5)	$161,845	$250,841	$374,001	$303,573	$151,743

(1)
Effective July 1, 2003, we adopted Emerging Issues Task Force, or EITF, Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and elected to apply the provisions prospectively to our existing customer arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of the impact of our adoption of this policy.

(2)
Effective January 2002, we no longer amortize the cost of FCC licenses as a result of implementing Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." See Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein under the caption "FCC Licenses" for a more detailed description of the impact and adoption of SFAS No. 142.

(3)
In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement was effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it was effective at the beginning of the first interim period beginning after June 15, 2003. We identified that our Series B mandatorily redeemable preferred stock was within the scope of this statement and reclassified it to long-term debt and began recording the Series B mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003. We redeemed all of our outstanding Series B mandatorily redeemable preferred stock on November 21, 2003 and currently have no other preferred stock outstanding.

(4)
The term "EBITDA" refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term "Adjusted EBITDA" to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early extinguishment of debt and stock-based compensation. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States of America and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. The following schedule reconciles Adjusted EBITDA to net cash from operating activities reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(unaudited) (in thousands)
Net cash from operating activities (as reported on Consolidated Statements of Cash Flows)	$87,154	$(116,469)	$(153,894)	$(116,028)	$(66)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of amounts capitalized	103,485	98,777	70,138	43,176	17,302
Interest income	(2,811)	(7,091)	(32,473)	(63,132)	(24,585)
Change in working capital	(3,990)	27,407	31,353	42,232	(24,342)

Adjusted EBITDA	$183,838	$2,624	$(84,876)	$(93,752)	$(31,691)

(5)
Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and leaseback transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(unaudited) (in thousands)
Capital expenditures (as reported on Consolidated Statements of Cash Flows)	$179,794	$274,911	$398,611	$264,513	$121,345
Less: cash paid portion of capitalized interest	(1,283)	(1,993)	(5,449)	(5,545)	(1,231)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(6,860)	(2,562)	(10,425)	(9,259)	(2,246)
Change in capital expenditures accrued or unpaid	(9,806)	(19,515)	(8,736)	53,864	33,875

Net capital expenditures	$161,845	$250,841	$374,001	$303,573	$151,743

Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)

        The information presented in this Annual Report on Form 10-K includes financial information prepared in accordance with GAAP, as well as other financial measures that may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company's performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. As described more fully below, management believes these non-GAAP measures provide meaningful additional information about our performance and our ability to service our long-term debt and other fixed obligations and to fund our continued growth. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.

ARPU—Average Revenue Per Unit

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
ARPU (without roaming revenues)	(unaudited) (in thousands, except ARPU)
Service revenues (as reported on Consolidated Statements of Operations)	$964,386	$646,169	$363,573	$130,125	$28,136
Adjust: activation fees deferred and recognized for SAB No. 101	(1,006)	3,197	2,398	1,355	—
Add: activation fees reclassified for EITF No. 00-21(1)	4,256	—	—	—	—
Less: roaming and other revenues	(115,893)	(80,452)	(58,545)	(25,671)	(8,545)

Service revenues for ARPU	$851,743	$568,914	$307,426	$105,809	$19,591

Average units (subscribers)	1,051	694	360	123	25

ARPU	$68	$68	$71	$71	$66

	Year Ended December 31,
	2003	2002	2001	2000	1999
ARPU (including roaming revenues)	(unaudited) (in thousands, except ARPU)
Service revenues (as reported on Consolidated Statements of Operations)	$964,386	$646,169	$363,573	$130,125	$28,136
Adjust: activation fees deferred and recognized for SAB No. 101	(1,006)	3,197	2,398	1,355	—
Add: activation fees reclassified for EITF No. 00-21(1)	4,256	—	—	—	—
Less: other revenues	—	(981)	(458)	(986)	(9)

Service, including roaming revenues for ARPU	$967,636	$648,385	$365,513	$130,494	$28,127

Average units (subscribers)	1,051	694	360	123	25

ARPU, including roaming revenues	$77	$78	$85	$88	$94

(1)
On July 1, 2003, we adopted EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and elected to apply the provisions prospectively to our existing customer arrangements. Subsequent to that date, each month we recognize the activation fees, phone equipment revenues and equipment costs that had been previously deferred in accordance with Staff Accounting Bulletin, or SAB, No. 101. Under the provisions of SAB No. 101, "Revenue Recognition in Financial Statements," we accounted for the sale of our phone equipment and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our phones. Accordingly, we recognized revenues from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period when title to the phone passed to the customer. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. In December of 2003, the SEC staff issued SAB No. 104, "Revenue Recognition in Financial Statements," which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.

LRS—Lifetime Revenue per Subscriber

        LRS is an industry term calculated by dividing ARPU (see above) by the subscriber churn rate. The subscriber churn rate is an indicator of subscriber retention and represents the monthly percentage of the subscriber base that disconnects from service. Subscriber churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. LRS, itself, is not a measurement determined under GAAP in the United States of America and may not be similar to LRS measures of other companies; however, LRS uses GAAP measures as the basis for calculation. We believe that LRS is an indicator of the expected lifetime revenue of our average subscriber, assuming that churn and ARPU remain constant as indicated. We also believe that this measure, like ARPU, provides useful information concerning the appeal of our rate plans and service offering and our performance in attracting and retaining high value customers. The following schedule reflects the LRS calculation:

	Year Ended December 31,
	2003	2002	2001	2000
ARPU	$68	$68	$71	$71

Churn %	1.6%	1.6%	1.6%	1.7%

Lifetime revenue per subscriber	$4,250	$4,250	$4,438	$4,176

        We did not calculate or report subscriber churn rate or LRS for the year ended December 31, 1999.

        In addition, see Notes 4 and 5 above for reconciliations of Adjusted EBITDA and net capital expenditures as non-GAAP financial measures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2003, 2002 and 2001. Some statements and information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K, see "Forward-Looking Statements" and "Risk Factors."

        Please read the following discussion together with "Selected Consolidated Financial Data," the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Overview

        We provide fully integrated, wireless digital communications services using the Nextel brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include Nationwide Direct Connect, cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization's internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where over 53 million people, or Pops, live and work. We have constructed and operate a digital wireless network compatible with the digital wireless network constructed and operated by Nextel in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 293 of the top 300 metropolitan statistical areas in the United States.

        As of December 31, 2003, we had approximately 1,233,200 digital subscribers. Our network provides coverage to approximately 38 million Pops, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin. We also hold licenses in Kansas and Wyoming, but currently do not have any cell sites operational in these states.

        During 2003 we continued to stay focused on the following: our key financial and operating performance metrics, including net cash provided from operating activities, Adjusted EBITDA, ARPU, churn and LRS; our dedication to customer satisfaction; and an efficient yet aggressive growth (including revenues and number of subscribers). Accomplishments during 2003, which we believe are important indicators of our overall performance and financial well being, include:

  •
  Growing our subscriber base approximately 40% in a one-year period by adding approximately 355,400 net new customers to end the year with over 1,233,200 customers compared to 877,800 as of December 31, 2002.

  •
  Generating, for the first time in our five-year history, $87.2 million in cash from operating activities compared to using $116.5 million during 2002.

  •
  Increasing Adjusted EBITDA from $2.6 million for 2002 to $183.8 million for 2003 through our strong revenue growth and scale of efficiencies.

  •
  Maintaining our ARPU at $68 for 2003, which is among the highest in the industry, even with continued pricing pressure.

  •
  Continuing consistency in acquiring and retaining the most loyal and valuable customers in the industry and maintaining our average customer churn rate at 1.6%.

  •
  Remaining one of the industry leaders in LRS with an LRS of $4,250 during 2003, which supports our belief that we have one of the most valuable customer bases in the industry.

  •
  Expanding our retail sales channel by opening 37 retail stores in 2003 for a total of 40 stores by December 31, 2003.

  •
  Doubling the percentage of gross subscriber additions from our lower-cost distribution channels, including retail stores, telesales and Web sales, to 14% for 2003 compared to 2002, which these distribution channels have a lower acquisition cost per new customer.

  •
  Implementing enhancements to Nationwide Direct Connect in July 2003 when we, along with Nextel, completed the launch of our service in all of our respective markets. With the

    Nationwide Direct Connect feature, our customers and Nextel customers are able to use the Push to Talk nationwide digital walkie-talkie capability anywhere in the continental United States and Hawaii on the Nextel Digital Wireless Network with any other Nextel or Nextel Partners subscriber.

  •
  Strengthening our balance sheet, resulting in annualized interest savings of approximately $56.6 million, and lowering our cost of capital through a series of capital structure transactions, including debt refinancing, debt repurchases, debt to equity swaps and funding from a public equity offering.

        Please see "Selected Consolidated Financial Data" for more information regarding our use of Adjusted EBITDA, ARPU and LRS as non-GAAP financial measures. Our operations are primarily conducted by Nextel Partners Operating Corporation ("OPCO"), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

        Total revenues for 2003 were approximately $1,019.0 million, an increase of $348.3 million, or 52%, compared to $670.7 million generated in the same period in 2002. Of the $348.3 million growth in revenues, $326.9 million was due to the 40% increase in our subscriber base during 2003 and our maintenance of an ARPU of $68 during 2003, while $21.4 million of the growth was from recognizing revenue previously deferred in accordance with SAB No. 101, "Revenue Recognition in Financial Statements." We expect our revenues to increase as we add more subscribers and continue to introduce new products. Although we anticipate continued growth in our revenues in 2004, we have launched all of our markets and we therefore do not expect to experience revenue and subscriber growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

        Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 49% to $964.4 million for the year ended December 31, 2003 as compared to $646.2 million for the same period in 2002. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for 2003 accounted for approximately 12% of our service revenues, which was the same percentage as for 2002. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

        For 2003 and 2002, our ARPU was $68. Even with continued competitive pricing pressure, we attribute our ability to maintain ARPU at $68 during 2003 to the following factors:

  •
  our continued focus on high value customers;

  •
  the growth in minutes of use during 2003 to an average of 680 monthly minutes per subscriber compared to an average of 598 monthly minutes for 2002;

  •
  increased fees charged to customers during second quarter 2003 to recover a portion of the costs associated with government mandated telecommunication services such as enhanced E911 and number portability; and

  •
  a strong response to using Nationwide Direct Connect which started in August 2003 and was billed either as a monthly rate plan or at a rate of $0.10 per minute of use.

        We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for 2004. The following table illustrates service and equipment revenues as a percentage of total revenues for the years ended December 31, 2003 and 2002 and our ARPU for those periods.

Revenues
(in thousands, except ARPU)

					2002 to 2003 Change
	Year Ended December 31, 2003	% of Total Revenues	Year Ended December 31, 2002	% of Total Revenues	$ Change	% Change
Service and roaming revenues	$964,386	95%	$646,169	96%	$318,217	49%
Equipment revenues	54,658	5%	24,519	4%	30,139	123%

Total revenues	$1,019,044	100%	$670,688	100%	$348,356	52%

ARPU(1)	$68		$68

(1)
See "Selected Consolidated Financial Data-Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)" for more information regarding our use of ARPU as a non-GAAP financial measure.

        We adopted EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This results in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101 (as amended by SAB 104 in December of 2003.) For a more detailed discussion of this accounting policy, please see "Critical Accounting Policies—Revenue Recognition."

        The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101. We believe the adjusted amounts best represent the actual service revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues that we use to measure our operating performance.

	Year Ended December 31,
	2003	2002
	(in thousands)
Revenues:
Service revenues as reported	$964,386	$646,169
Activation fees deferred (SAB No. 101)	3,319	5,989
Previously deferred activation fees recognized (SAB No. 101)	(4,325)	(2,792)
Activation fees to equipment revenues (EITF No. 00-21)	4,256	—

Total service revenues without SAB No. 101 and EITF No. 00-21	$967,636	$649,366

Equipment revenues as reported:	$54,658	$24,519
Equipment revenues deferred (SAB No. 101)	19,947	31,031
Previously deferred equipment revenues recognized (SAB No. 101)	(25,380)	(19,263)
Activation fees from service revenues (EITF No. 00-21)	(4,256)	—

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$44,969	$36,287

Cost of equipment revenues as reported:	$114,868	$87,130
Cost of equipment revenues deferred (SAB No. 101)	23,266	37,020
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(29,705)	(22,055)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$108,429	$102,095

        Equipment revenues reported for 2003 were $54.7 million as compared to $24.5 million reported for the same period in 2002, representing an increase of $30.1 million. Of the $30.1 million increase from 2002 to 2003, $17.1 million relates to recognizing equipment revenues previously deferred pursuant to SAB No. 101 and recording $4.3 million as activation fees to equipment revenues based on EITF No. 00-21. The remaining $8.7 million increase in equipment revenues are due to the growth in our subscriber base. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

Cost of Service Revenues

        Cost of service revenues consists primarily of network operating costs, which include site rental fees for cell sites and switches, utilities, maintenance and interconnect and other wireline transport charges. Cost of service revenues also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel's portion of the Nextel Digital Wireless Network. These expenses depend mainly on the number of operating cell sites, total minutes of use and the mix of minutes of use between interconnect and Direct Connect. The use of Direct Connect is more efficient than interconnect and, accordingly, less costly for us to provide.

					2002 to 2003 Change
	Year Ended December 31, 2003	% of Service Revenues	Year Ended December 31, 2002	% of Service Revenues	$ Change	% Change
	(in thousands)
Cost of service revenues	$318,038	33%	$267,266	41%	$50,772	19%

        For the year ended December 31, 2003, our cost of service revenues was $318.0 million as compared to $267.3 million for the same period in 2002, representing an increase of $50.8 million, or 19%. The increase in costs was partially due to adding approximately 290 cell sites during 2003 to our wireless network. Furthermore, our number of customers grew 40% compared to 2002, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to 2002, the average monthly minutes of use per subscriber increased by 14%, to 680 average monthly minutes of use per subscriber for 2003 from 598 average monthly minutes of use per subscriber for 2002. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel's compatible network.

        In July 2003 we acquired from Nextel our sixth switch, which is located in Texas. We anticipate that this switch will help reduce the switch sharing costs paid to Nextel in 2004 since we now expect over 90% of our interconnect traffic will be switched by us.

        We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized.

Cost of Equipment Revenues

					2002 to 2003 Change
	Year Ended December 31, 2003	% of Service Revenues	Year Ended December 31, 2002	% of Service Revenues	$ Change	% Change
	(in thousands)
Cost of equipment revenues	$114,868	12%	$87,130	13%	$27,738	32%

        Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues for the year ended December 31, 2003 was $114.9 million as compared to $87.1 million for the same period in 2002, or an increase of $27.7 million. The increase in costs relates mostly to recognizing $21.4 million of equipment costs that was previously deferred in accordance with SAB No. 101 and $6.3 million due to the increased volume of subscribers. The table below reflects the cost of equipment revenues taking into account the effect of eliminating SAB No. 101.

	For the Year Ended December 31,
	2003	2002
	(in thousands)
Cost of equipment revenues as reported	$114,868	$87,130
Cost of equipment revenues deferred (SAB No. 101)	23,266	37,020
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(29,705)	(22,055)

Total cost of equipment revenues without SAB No. 101	$108,429	$102,095

        Due to the "push to talk" functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $63.5 million for 2003, as compared to a loss of $65.8 million for the same period in 2002. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Year Ended December 31,
	2003	2002
	(in thousands)
Equipment revenues billed	$44,969	$36,287
Cost of equipment revenues billed	(108,429)	(102,095)

Total gross subsidy for equipment	$(63,460)	$(65,808)

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the year ended December 31, 2003, selling, general and administrative expenses were $402.3 million compared to $313.7 million for the same period in 2002, representing an increase of 28%.

					2002 to 2003 Change
	Year Ended December 31, 2003	% of Service Revenues	Year Ended December 31, 2002	% of Service Revenues	$ Change	% Change
	(in thousands)
Selling, general and administrative expenses	$402,300	42%	$313,668	49%	$88,632	28%

        Sales and marketing expenses increased $17.8 million from 2002 to 2003, or 11%, of which $16.5 million was due to higher commissions and residuals earned by our indirect dealers as a result of increased new subscriber activations from this channel. Indirect dealers earn commissions for activation of handsets for new subscribers. In addition, we pay some indirect dealers residuals to encourage ongoing customer support and to promote sales to high value customers who are more likely to generate higher monthly service revenues and less likely to deactivate service.

        The remaining net increase in sales and marketing expenses of $1.3 million was due to start-up and operating costs for the 37 new retail stores put in operation during 2003. As of December 31, 2003 we had 40 retail stores in operation and we expect to open approximately 30 additional stores in 2004, which will result in additional start-up and operating costs.

        General and administrative costs include costs associated with customer care center operations, service and repair for customer phones along with corporate personnel including billing, collections, legal, finance, human resources and information technology.

        The increase in general and administrative costs compared to 2002 reflects:

  •
  a $27.7 million increase due to hiring additional staff and operating expenses to support our growing customer base and related customer care activities in Las Vegas, Nevada and Panama City Beach, Florida;

  •
  a $23.4 million increase in billing, bad debt, collection and customer retention expenses to support a larger and growing customer base; and

  •
  a $19.7 million increase in personnel, support of our information systems and corporate expenses.

        As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we anticipate being able to implement.

Stock-Based Compensation Expense

        For the years ended December 31, 2003 and 2002, we recorded non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $1.1 million and $12.7 million, respectively. Subject to our mandatory adoption of any future accounting pronouncements, we expect stock-based compensation expense to continue to decrease as the options and restricted stock continue to vest.

Depreciation and Amortization Expense

					2002 to 2003 Change
	Year Ended December 31, 2003	% of Service Revenues	Year Ended December 31, 2002	% of Service Revenues	$ Change	% Change
	(in thousands)
Depreciation expense	$131,701	14%	$100,138	15%	$31,563	32%
Amortization expense	3,716	N/M	1,047	1%	2,669	255%

Depreciation and amortization expenses	$135,417	14%	$101,185	16%	$34,232	34%

N/M means not meaningful.

        For 2003 our depreciation and amortization expense was $135.4 million compared to $101.2 million for the same period in 2002, representing an increase of 34%. The $31.6 million increase in depreciation expense was due to adding approximately 290 cell sites along with the acquisition of a new switch in Texas in July 2003, as well as costs to modify existing switches and cell sites. We also acquired furniture and equipment for our offices and 37 new retail stores. We expect depreciation to continue to increase due to additional cell sites we plan to place in service.

Interest Expense and Interest Income

					2002 to 2003 Change
	Year Ended December 31, 2003	% of Service Revenues	Year Ended December 31, 2002	% of Service Revenues	$ Change	% Change
	(in thousands)
Interest expense	$(152,294)	16%	$(164,583)	25%	$(12,289)	(7)%
Interest income	$2,811	N/M	$7,091	1%	$(4,280)	(60)%

N/M means not meaningful.

        Interest expense, net of capitalized interest, declined $12.3 million, or 7%, from $164.6 million for the year ended December 31, 2002 to $152.3 million for the year ended December 31, 2003. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes, 12 1/2% senior notes, 11% senior notes and our Series B mandatorily redeemable preferred stock. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $4.1 million for 2003 compared to a charge of approximately $2.3 million non-cash fair market value loss for the same period in 2002.

        For 2003, interest income was $2.8 million compared to $7.1 million for 2002. This decrease was due mostly to a decline in interest rates on our short-term investments.

Loss on Early Retirement of Debt

        During 2003 we recorded a $95.1 million loss on early retirement of debt related to our repurchase for cash of $483.2 million (principal amount at maturity) of our 14% senior discount notes, $22.6 million (principal amount at maturity) of our 11% senior notes, $78.8 million (principal amount at maturity) of our 12 1/2% senior notes, and $38.9 million of our Series B mandatorily redeemable preferred stock. We also refinanced our $475.0 million credit facility and exchanged $8.0 million of our 14% senior discount notes for shares of our Class A common stock. Of the $95.1 million loss, $79.2 million represented a premium paid to repurchase or exchange the notes and $15.9 million related to the write-off of the deferred financing costs for the debt reduction activities.

Deferred Income Tax Provision

        As a result of adopting SFAS No. 142, we are now required to record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During 2003 and 2002, we recorded a deferred income tax provision of $7.8 million and $18.2 million, respectively, relating to our FCC licenses.

Net Loss Attributable to Common Stockholders

        For 2003, we had a net loss attributable to common stockholders of approximately $207.2 million compared to a net loss attributable to common stockholders of $286.4 million for the same period in 2002, representing an improvement of $79.2 million, or 28%. The $207.2 million net loss included a

$95.1 million loss for early retirement of debt that pertains to an aggregate of debt reduction and refinancing transactions totaling $1.1 billion (principal amount at maturity). During 2004, we expect to continue to decrease our net loss and work towards generating positive net income for 2004.

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

        The following table shows the impact of our accounting policy whereby we defer activation fees and equipment revenue and related costs over a three-year period for the years ended December 31, 2002 and 2001. For a discussion of this accounting policy, please see "—Critical Accounting Policies—Revenue Recognition."

	Year Ended December 31,
	2002	2001
	(in thousands)
Service revenues billed or accrued	$649,366	$365,971
Activation fees deferred	(5,989)	(3,487)
Previously deferred activation fees recognized	2,792	1,089

Total service revenues reported	$646,169	$363,573

Equipment revenues billed	$36,287	$23,078
Equipment revenues deferred	(31,031)	(20,232)
Previously deferred equipment revenues recognized	19,263	10,945

Total equipment revenues reported	$24,519	$13,791

Cost of equipment revenues billed	$102,095	$70,887
Cost of equipment revenues deferred	(37,020)	(23,719)
Previously deferred cost of equipment revenues recognized	22,055	12,034

Total cost of equipment revenues reported	$87,130	$59,202

        Equipment revenues reported for 2002 were $24.5 million as compared to $13.8 million reported in 2001, representing an increase of $10.7 million, or 78%, due to an increase in our subscriber base.

        For 2002, our ARPU was $68, which was a decrease of $3 compared to 2001. We attribute the decrease in ARPU to an increase in competitive pricing plans, offset by an increase in the minutes used by our customers and additional usage of features such as voice mail, short message services and, to a lesser extent, Nextel Online services and Nextel Worldwide roaming products. The following table sets forth our revenues and ARPU:

Revenues
(dollars in thousands, except for ARPU)

	Year Ended December 31, 2002	% of Consolidated Revenues	Year Ended December 31, 2001	% of Consolidated Revenues
Service and roaming revenues	$646,169	96%	$363,573	96%
Equipment revenues	24,519	4%	13,791	4%

Total revenues	$670,688	100%	$377,364	100%

ARPU(1)	$68		$71

(1)
See "Selected Consolidated Financial Data—Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)" for more information regarding our use of ARPU as a non-GAAP financial measure.

Cost of Service Revenues

        For the year ended December 31, 2002, our cost of service revenues was $267.3 million as compared to $192.7 million for the same period in 2001, representing an increase of 39%. The increase in costs was primarily the result of bringing on-air approximately 529 additional cell sites since December 31, 2001, as well as an increase in airtime usage, both of which resulted in higher network operating costs. Increased airtime usage resulted both from the growth in the number of customers from 2001 as well as from the increased average minutes of use per customer. We saw an increase in average minutes of use per subscriber, which was 598 average monthly minutes of use per subscriber for 2002. This is an increase of approximately 10% as compared to 545 average monthly minutes of use per subscriber in 2001.

Cost of Equipment Revenues

        As reflected in the following table, our cost of equipment revenues for the year ended December 31, 2002 was $87.1 million as compared to $59.2 million for the same period in 2001. The increase in costs was related mostly to the growth in number of subscribers. The table below reflects the cost of equipment revenues with the effect of SAB No. 101.

	Year Ended December 31,
	2002	2001
	(in thousands)
Cost of equipment revenues:
Cost of equipment revenues billed	$102,095	$70,887
Cost of equipment revenues deferred (effect of SAB No. 101)	(37,020)	(23,719)
Previously deferred cost of equipment revenues recognized (effect of SAB No. 101)	22,055	12,034

Total cost of equipment revenues reported	$87,130	$59,202

        The table below shows that the gross subsidy (without the effect of SAB No. 101) between equipment revenues and cost of equipment revenues was a loss of $65.8 million for 2002, as compared to a loss of $47.8 million in 2001, representing an increase of 38%.

	Year Ended December 31,
	2002	2001
	(in thousands)
Equipment revenues billed	$36,287	$23,078
Cost of equipment revenues billed	(102,095)	(70,887)

Total gross subsidy for equipment	$(65,808)	$(47,809)

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

Stock-Based Compensation Expense

        For the years ended December 31, 2002 and 2001, we recorded a non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of $12.7 million and $31.0 million, respectively.

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

Interest Expense and Interest Income

        Interest expense, net of capitalized interest, increased from $126.1 million for the year ended December 31, 2001 to $164.6 million for the year ended December 31, 2002, representing an increase of 31%. The increase was due to a full year of interest expense on the 12 1/2% senior discount notes for $225.0 million that we issued in December 2001 as well as the additional $50.0 million term loan we obtained in February 2002. Additionally, for the years ended December 31, 2002 and December 31, 2001, we incurred approximately $2.3 million and $5.2 million, respectively, of interest expense related to a charge to adjust the fair market value of our interest rate swaps. We also capitalized approximately $3.2 million and $12.5 million of interest in 2002 and 2001, respectively.

        For the year ended December 31, 2002, interest income was $7.1 million, as compared to $32.5 million for the same period in 2001, representing a decrease of 78%. This decrease was due to a decline in interest rates on our short-term investments and a reduction in our cash and short-term investment balance as a result of expenditures related to the network build-out.

Net Loss Attributable to Common Stockholders

        For the year ended December 31, 2002, we had a loss attributable to common stockholders of approximately $286.4 million as compared to a loss of $291.2 million for the same period in 2001, representing a decrease of 2%. The $286.4 million loss includes a non-cash, non-operating charge of $18.2 million included as income tax expense to increase the valuation allowance related to our net operating losses in connection with the required adoption of SFAS No. 142. The $286.4 million net loss also reflects a gain of $4.4 million related to the retirement of long-term debt in exchange for the issuance of common stock. Expenses increased in all categories as we continued to expand our markets and add subscribers to the network, hired personnel for our second customer care facility, and increased marketing and sales activities including media advertising to grow our customer base.

Liquidity and Capital Resources

        As of December 31, 2003, our cash and cash equivalents and short-term investments balance was approximately $268.8 million, an increase of $73.8 million compared to the balance of $195.0 million as of December 31, 2002. In addition, we have access to an undrawn line of credit of $100.0 million for a total liquidity position of $368.8 million as of December 31, 2003. The $73.8 million increase in our liquidity position from December 31, 2002 was in part a result of the following capital structure transactions that were completed during 2003:

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

  •
  In November 2003, we consummated the redemption of all of the 13,110,000 shares of our outstanding Series B preferred stock held by Nextel WIP for an aggregate redemption price of $38.9 million. Following such redemption, we no longer have any shares of preferred stock outstanding.

  •
  On November 19, 2003, we closed a public offering of 33 million shares of our Class A common stock at a price of $10.80 per share. Of that amount, 10 million shares were newly issued shares of our Class A common stock sold by us. The remaining 23 million shares of Class A common stock were sold by DLJ Merchant Banking, Madison Dearborn Partners and Motorola.

  •
  On December 1, 2003, we purchased approximately $4.8 million (principal amount at maturity) of our 14% senior discount notes for cash in open-market purchases.

  •
  On December 19, 2003, OPCO refinanced its $475.0 million senior secured credit facility to reduce interest rates and extend maturity dates. The new facility consisted of a $100.0 million revolving credit facility maturing in November 2009 and a $375.0 million term loan maturing in November 2010. Borrowings under the new credit facility were used to repay borrowings under our previous $475.0 million senior secured credit facility.

  •
  On December 31, 2003, we completed the redemption of $67.7 million aggregate principal amount at maturity of our 12 1/2% senior notes due November 2009. The total amount of the redemption, including accrued interest, of $77.2 million was funded with the net proceeds of our recently completed public equity offering.

Statement of Cash Flows Discussion

	For the Year Ended December 31,
				% Change
	2003	2002	$ Change
	(in thousands)
Net cash from operating activities	$87,154	$(116,469)	$203,623	175%
Net cash from investing activities	$(214,504)	$(201,648)	$12,856	6%
Net cash from financing activities	$182,448	$81,280	$101,168	124%

        For 2003, we generated, for the first time in our five-year history, $87.2 million in cash from operating activities, as compared to our use of $116.5 million in cash for the same period in 2002. The $203.6 million increase in funds from operating activities was due to the following:

  •
  a $160.9 million increase in income generated from operating activities;

  •
  a $25.6 million decline in our accounts receivable balance from customers through increased collection activity;

  •
  a $3.9 million reduction in our on-hand subscriber equipment inventory and other current assets; and

  •
  a $13.2 million increase in accounts payable and other current liabilities due to the timing of payments.

        Net cash from investing activities for 2003 was $214.5 million compared to $201.6 million for the same period in 2002. The $12.9 million increase in net cash from investing activities was primarily due to:

  •
  a $144.1 million decrease in net cash proceeds from the sale and maturities of short-term investments; offset by

  •
  a $95.1 million decrease in capital expenditures; and

  •
  a $36.1 million decrease in FCC licenses acquired.

        Our total capital spending for 2003 was approximately $161.8 million, which was an approximately $48.2 million decrease from our initial forecast of $210.0 million given at the beginning of 2003, and approximately $89.0 million lower than our capital spending for 2002. Our reduced spending for 2003 was primarily the result of capacity gains from new technology deployment and reduction in cell site costs compared to budget.

        Net cash provided from financing activities for 2003 totaled $182.4 million, which was an increase of $101.1 million compared to $81.3 million provided in the same period in 2002. As discussed above, we completed a series of capital structure transactions during 2003, which helped to provide funds from financing activities and improved our overall liquidity position. The $101.1 million increase in net cash provided from financing activities was primarily due to the following:

  •
  our receipt of an additional $1,075.0 million proceeds from the sale of convertible senior notes and senior notes and refinancing our credit facility as described above;

  •
  our receipt of $104.5 million from our equity offering in November 2003; and

  •
  our receipt of an additional $2.6 million from stock options exercised; offset by

  •
  our use of $1,037.5 million for the refinance of our credit facility and the repurchase and retirement of an aggregate of $996.7 million (principal amount at maturity) of our 14% senior discount notes, 12 1/2% senior notes, 11% senior notes and Series B mandatorily redeemable preferred stock;

  •
  our use of an additional $19.8 million for debt and equity issuance costs related to the above noted capital structure transactions and the refinancing of our credit facility; and

  •
  a $23.7 million decrease in proceeds received in 2003 compared to 2002 from the sale of the Kentucky and Florida switches and simultaneous capital leaseback transactions.

Capital Needs and Funding Sources

        Our primary liquidity needs arise from the capital requirements necessary to expand and enhance coverage in our existing markets that are part of the Nextel Digital Wireless Network. Other liquidity needs include the future acquisition of additional frequencies, the installation of new or additional switch equipment, the introduction of new technology and services, and debt service requirements related to our long-term debt and capital leases. Without limiting the foregoing, we expect capital expenditures to include, among other things, the purchase of switches, base radios, transmission towers and antennae, radio frequency engineering, cell site construction, and information technology software and equipment.

        Based on our ten-year operating and capital plan, we believe that our existing cash and cash equivalents and short-term investments and access to our line of credit, as necessary, will provide sufficient funds for the foreseeable future to finance our capital needs and working capital requirements as well as provide the necessary funds to acquire any additional FCC licenses.

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

        Additionally, to the extent we decide to expand our digital wireless network or deploy next generation technologies, we may require additional financing to fund these projects. In the event that additional financing is necessary, such financing may not be available to us on satisfactory terms, if at all, for a number of reasons, including, without limitation, restrictions in our debt instruments on our ability to raise additional funds, conditions in the economy generally and in the wireless communications industry specifically, and other factors that may be beyond our control. To the extent that additional capital is raised through the sale of equity or securities convertible into equity, the issuance of such securities could result in dilution of our stockholders.

        The following table provides details regarding our contractual obligations subsequent to December 31, 2003:

Payments due by Period
(in thousands)

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt(1)	$—	$—	$938	$3,750	$303,750	$1,332,055	$1,640,493
Capital lease obligations	3,208	3,499	3,817	4,163	4,540	4,952	24,179
Operating leases	75,308	62,631	42,483	28,535	16,989	44,829	270,775
Purchase obligations(2)	8,300	500	—	—	—	—	8,800

Total contractual obligations	$86,816	$66,630	$47,238	$36,448	$325,279	$1,381,836	$1,944,247

(1)
On February 12, 2004, we gave notice of our intention to redeem all of our 14% senior discount notes that remained outstanding (approximately $1.8 million (principal amount at maturity)) for a total redemption price of approximately $1.9 million. We anticipate that this redemption will be complete in March 2004, but it is not reflected in the above table.

(2)
Included in the "Purchase obligations" caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for amounts paid to Motorola for the years ended December 31, 2003 and 2002.

Sources of Funding

        To date, third-party financing activities have provided all of our funding. Listed below are the sources of funding, including our refinancing activities:

  •
  proceeds from cash equity contributions and commitments of $202.8 million in January and September of 1999;

  •
  the offering of 14% senior discount notes for initial proceeds of $406.4 million in January 1999, less $191.2 million for the partial redemption of these notes in April 2000, $86.1 million

    (principal amount at maturity) repurchased for cash in May and June 2003, $375.8 million (principal amount at maturity) as of June 30, 2003 repurchased pursuant to a tender offer commenced in June 2003, and $16.5 million (principal amount at maturity) and $4.8 million (principal amount at maturity) repurchased for cash in July 2003 and December 2003, respectively;

  •
  term loans incurred in the aggregate principal amount of $375.0 million in January and September 1999 and January 2002, which we refinanced for the same amount in December 2003;

  •
  the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock in January and September 1999 and September 2000, less redemption of all the Series B preferred stock for $38.9 million in November 2003;

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

  •
  the offering of 12 1/2% senior discount notes for $210.4 million in December 2001, less $11.1 million (principal amount at maturity) repurchased for cash in August 2003 and redemption of $67.7 million (principal amount at maturity) in December 2003;

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

  •
  the offering of 1 1/2% convertible senior notes for $125.0 million in August 2003; and

  •
  net proceeds of $104.5 million from our sale of Class A common stock in November 2003.

        Our funding sources from debt are described below in more detail:

        On December 19, 2003, Nextel Partners Operating Corp., one of our wholly owned subsidiaries, refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc., as sole advisor, joint lead arranger and book runner, Morgan Stanley Senior Funding, Inc., as joint lead arranger and syndication agent, and JPMorgan Chase Bank, as administrative agent. The new credit facility includes a $375.0 million tranche B term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche B term loan. The tranche B term loan matures on the last business day falling on or nearest to November 30, 2010. The revolving credit facility will terminate on the last business day falling on or nearest to November 30, 2009. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche B term loan. As of December 31, 2003, $375.0 million of the tranche B term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. Borrowings under the new secured credit facility were used to repay borrowings under our previous $475.0 million senior secured credit facility.

        The tranche B term loan bears interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted London Interbank Offering Rate ("LIBOR") plus, in each case, applicable margins. The initial applicable margin for the tranche B term loan is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.75% and 3.00% over LIBOR and between 1.75% and 2.00% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2003, the interest rate on the tranche B term loan was 4.19%.

        Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of December 31, 2003, we were in compliance with all covenants associated with this credit facility and anticipate remaining in compliance with these covenants for the foreseeable future.

        Our 14% senior discount notes due 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest began accruing on the notes on February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes (principal amount at maturity) plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. From May 13, 2003 through June 4, 2003, we repurchased for cash approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million. On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to repurchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes for $398.1 million. From July 1, 2003 through July 11, 2003, we repurchased for cash an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes for $17.5 million. On December 1, 2003 we repurchased for cash approximately $4.8 million (principal amount at maturity) of the notes outstanding for $5.1 million, leaving approximately $1.8 million of the 14% senior discount notes outstanding as of December 31, 2003. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $1.8 million as of February 1, 2004.

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

        On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum commencing on May 15, 2002, payable semiannually in cash in arrears on May 15 and November 15 of each year. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from the public offering in November 2003.

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

        On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due 2011 in a private placement. We subsequently exchanged all of the 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004. The proceeds from this offering were used primarily to fund the purchase of the 14% senior discount notes in our June 2003 tender offer.

        On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share of Class A common stock. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes and the shares of our Class A common stock into which the 1 1/2% convertible senior notes are convertible.

        As discussed in more detail in "Risk Factors," if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

        In the future, we may opportunistically engage in additional debt-for-equity exchanges or repurchase additional outstanding notes if the financial terms are sufficiently attractive.

Recent Developments

        On February 12, 2004, we gave notice of our intention to redeem all of our 14% senior discount notes that remained outstanding (approximately $1.8 million (principal amount at maturity)) for a total redemption price of approximately $1.9 million. We anticipate that this redemption will be complete in March 2004.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The SEC has defined a company's most critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

        We recognize service revenues for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. These discounts typically relate to promotional service campaigns in which customers will receive a monthly discount on their service plan for a limited period depending on the features of the rate plan. Additionally, for situations where customers may have a billing dispute, coverage dispute or service issue, we may grant a one-time credit or adjustment to the customer's bill. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. To account for the service revenues, including adjustments and discounts, that are unbilled at month-end, we make an estimate of unbilled service revenues from the end of the billed service period to the end of the month. This estimate, which is subjective, is based on a number of factors, including: the increase in net subscribers, number of business days from the billed service period to the end of the month and the average revenue per subscriber, after taking partial billing periods into consideration. This estimate is accrued monthly and reversed the following month when the actual service period is billed again. The actual service revenues could be greater or lower than the amounts estimated due to rate plans in effect and the minutes of use differing from the factors used for the estimate. Historically, our differences between the estimated and actual service revenues have not been material.

        Equipment revenues include sale of phone and accessory equipment. We recognize revenues for phone and accessory equipment when title passes to the customer, which is upon shipping the item to the customer.

        In November 2002, the EITF issued a final consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Issue No. 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. We adopted EITF Issue No. 00-21 on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below.

        Prior to the adoption of EITF No.00-21, we followed the guidance of SAB No. 101, "Revenue Recognition in Financial Statements," and accounted for the sale of our phone equipment and the subsequent service to the customer as a single unit of accounting as our wireless service is essential to the functionality of our phones. Accordingly, we recognized revenues from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period when title to the phone passed to the customer. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This resulted in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. In December of 2003, the SEC staff issued SAB No. 104, "Revenue Recognition in Financial Statements" which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.

Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and include late payment fee charges for unpaid balances. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses that will occur in our existing accounts receivable balance. We review our allowance for doubtful accounts monthly. We determine the allowance based on the age of the balances and our experience of collecting on certain account types such as corporate, small business, government or other various classifications. Account balances are charged off against the allowance after all means of collection have been exhausted internally and the potential for recovery is considered remote or delegated to a third-party collection agency. Changes to our allowance may be required if we have to alter our write-off patterns due to the financial condition of our customers or if we adjust our credit standards for new customers. Historically, we have not had to make material adjustments.

Capitalization and Depreciation of Fixed Assets

        Our business is inherently capital intensive due to the build out and continual expansion of our digital network. Thus, we record our system (digital network) and non-system fixed assets, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method with estimated useful lives of up to 31 years for cell site shelters, three to ten years for digital mobile network equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. As we continue to track the utilization of our system and non-system fixed assets, we may find that the actual economic lives may be different than our estimated useful lives, thus resulting in different carrying values of our fixed assets or property, plant and equipment. This could also result in a change of our depreciation expense in future periods. To date, we have not changed the estimated useful lives that we employ, but we will continue to conduct periodic evaluations to confirm that they are appropriate, taking into consideration such factors as changes in our technology and the industry.

        Construction in progress includes costs of labor (internal and external), materials, transmission and related equipment, engineering, site design, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service. In capitalizing costs related to the construction of our digital network, we include costs that are required to activate the network.

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

        On January 1, 2002, we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, at least annually, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses. We performed an initial and annual asset impairment analyses on our FCC licenses in accordance with SFAS No. 142 and determined that there has been no impairment as the fair values of the licenses were greater than their carrying values. For our impairment analysis, we use the aggregate of all of our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in EITF Issue No. 02-7, "Unit of Accounting for Testing Impairment Indefinite-Lived Intangible Assets," to estimate the fair value of our licenses using a discounted cash flow model. The estimates that we use in the cash flow model were based on our long-range cash flow projections, discounted at our corporate weighted average cost of capital. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our licensing cost may result in different values for our licensing costs and any related impairment charge.

        As a result of the adoption of SFAS No. 142, we recorded a non-cash charge to our income tax provision of $12.3 million at the end of the first quarter of 2002 to increase the valuation allowance related to our net operating loss. This charge was required because we had significant deferred tax liabilities related to FCC licenses. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 and continue to increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. For 2003 and 2002, the deferred tax provision attributable to FCC licenses was $7.8 million and $18.2 million, respectively.

Impairment of Long-Lived Assets

        Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all of our assets required to operate our portion of the Nextel Digital Wireless Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, we believe none of the above factors has occurred and therefore have not recorded any impairment charges.

Recently Issued Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interest in Variable Interest Entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The application of this Interpretation is not expected to have a material effect on our financial statements, as we do not believe that we have any existing VIEs that require consolidation.

Related Party Transactions

Motorola Purchase Agreements

        Pursuant to the equipment purchase agreements between us and Motorola, who held approximately, 2.3% of our outstanding common stock as of December 31, 2003, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Wireless Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

        For the years ended December 31, 2003, 2002 and 2001, we purchased approximately $180.1 million, $182.1 million and $178.0 million, respectively, of infrastructure and other equipment, handsets, warranties and services from Motorola.

Nextel Operating Agreements

        We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who held approximately 30.2% of our outstanding common stock as of December 31, 2003 and with whom one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company's monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party's network. For the years ended December 31, 2003, 2002 and 2001 we earned approximately $115.9 million, $79.5 million and $58.1 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

        During the years ended December 31, 2003, 2002 and 2001, we incurred charges from Nextel WIP totaling $96.6 million, $79.4 million and $58.4 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's portion of the network and other support costs. The costs for these services are recorded in cost of service revenues.

        During 2003 Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the years ended December 31, 2003, 2002 and 2001, we were charged approximately $4.7 million, $4.1 million and $3.0 million, respectively, for these services. Nextel WIP also provided us access to certain back office and information systems platforms on an ongoing basis. For the years ended December 31, 2003, 2002 and 2001, we were charged approximately $4.4 million, $2.9 million and $1.5 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

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

Business Relationship

        In the ordinary course of business, we have leased tower space from a company whose stockholder and former chairman of the board of directors is one of our directors. For the years ended December 31, 2003, 2002 and 2001, we paid this company $10.4 million, $10.3 million and $13.2 million, respectively, for these tower leases.

DLJ Merchant Banking Relationship

        Credit Suisse First Boston, and one of its affiliates, Donaldson, Lufkin & Jenrette Securities Corporation, have served from time to time as initial purchasers of our senior notes, convertible senior notes and senior discount notes and received customary discounts and commissions in connection with each such offering. In addition, Credit Suisse First Boston LLC also served as a dealer manager for our tender offering relating to our 14% senior discount notes. Donaldson, Lufkin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our previous $475.0 million senior secured credit facility, and received customary fees and reimbursements in connection therewith. As of December 31, 2003, Credit Suisse First Boston, through its affiliate DLJ Merchant Banking and certain related parties, all of which are affiliates of Donaldson, Lufkin & Jenrette Securities Corporation, owned approximately 6.0% of our outstanding common stock. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A common stock, and we may from time to time enter into other investment banking relationships with it or its affiliates. The aggregate amount of all fees paid to Credit Suisse First Boston and entities affiliated with DLJ Merchant Banking in connection with these transactions for the years ended December 31, 2003, 2002 and 2001 was approximately $5.2 million, $437,500 and $2.4 million, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are subject to market risks arising from changes in interest rates. Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loan of OPCO under our credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $2.7 million.

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In April 1999 and 2000, we entered into interest rate swap agreements for $60.0 million and $50.0 million respectively, to partially manage interest rate exposure with respect to our previous $325.0 million term B and C loans. In December 2003 we refinanced our term B and C loans and replaced them with a $375.0 million tranche B credit facility, but maintained our existing rate swap agreements. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. We have elected to not designate these interest rate swaps as hedges under SFAS 133. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the year ended December 31, 2003, we recorded a non-cash, fair market value gain of approximately $4.1 million related to the market value of interest rate swap agreements which has been reflected in interest expense.

        The following discloses the fair value of the swap agreements recorded during 2003:

(in thousands)
Fair value of liability as of December 31, 2002	$9,294
Change in fair value—interest rate changes	(4,099)

Fair value of liability as of December 31, 2003	$5,195

        We have 14% senior discount notes, 11% senior notes, 12 1/2% senior discount notes, 8 1/8% senior notes and 1 1/2% convertible senior notes outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes. A summary of the company's long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of December 31, 2003, follows:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Long-term debt obligations:
Fixed-rate debt	—	—	—	—	$300,000	$965,493	$1,265,493	$1,532,800
Average interest rate	7.9%	7.9%	7.9%	7.9%	8.1%	9.2%	8.2%
Variable-rate debt	—	—	$938	$3,750	$3,750	$366,562	$375,000	$375,000
Average interest rate(1)

(1)
As of December 31, 2003, variable-rate debt consists of our bank credit facility. The bank credit facility includes a $375.0 million tranche B term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche B term loan bears interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margin. The initial applicable margin for the tranche B term loan is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.75% and 3.00% over LIBOR and between 1.75% and 2.00% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized

  EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2003, the average interest rate in effect on the tranche B term loan was 4.19%.

        Aggregate notional amounts associated with interest rate swaps in place as of December 31, 2003 are as follows:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(in thousands)
Interest rate swaps:
Notional amount(2)	$110,000	$50,000	—	—	—	—	—	$5,195
Weighted-average fixed rate payable(3)	6.3%	6.7%	—	—	—	—	—

(2)
Includes notional amounts of $60.0 million and $50.0 million that will expire in April 2004 and April 2005, respectively. We are evaluating our options for the interest rate swap agreement that expires in April 2004.

(3)
Represents the weighted-average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

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

Item 8. Financial Statements and Supplementary Data

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Nextel Partners, Inc.:

        We have audited the 2003 and 2002 consolidated financial statements of Nextel Partners, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of Nextel Partners, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors' report, dated January 25, 2002, on those consolidated financial statements, was unqualified, before the revision described in Note 1 to the consolidated financial statements, and included an explanatory paragraph that described the change in the Company's method of accounting for derivative instruments and hedging activities effective January 1, 2001.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nextel Partners, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the 2001 consolidated financial statements of Nextel Partners, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Nextel Partners, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

        As discussed in Note 1 to the consolidated financial statements, Nextel Partners and subsidiaries adopted the provisions of Emerging Issues Task Force Opinion No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables and Statement of Financial Accounting Standards No. 143 Accounting for Asset Retirement Obligations, in 2003.

                      /s/ KPMG LLP

Seattle, Washington
January 30, 2004

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

                      /s/ Arthur Andersen LLP

Seattle, Washington
January 25, 2002

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$122,620	$67,522
Short-term investments	146,191	127,507
Accounts receivable, net of allowance $14,873 and $10,197, respectively	150,219	130,459
Subscriber equipment inventory	24,007	16,413
Receivable from officer	—	2,200
Other current assets	19,006	13,393

Total current assets	462,043	357,494

PROPERTY, PLANT AND EQUIPMENT, at cost	1,380,866	1,222,183
Less—accumulated depreciation and amortization	(355,770)	(222,107)

Property, plant and equipment, net	1,025,096	1,000,076

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	371,898	348,440
Debt issuance costs and other, net of accumulated amortization of $12,165 and $13,527, respectively	30,273	29,915

Total non-current assets	402,171	378,355

TOTAL ASSETS	$1,889,310	$1,735,925

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$76,654	$57,374
Accrued expenses and other current liabilities	98,878	80,502
Due to Nextel WIP	9,893	23,691

Total current liabilities	185,425	161,567

LONG-TERM OBLIGATIONS:
Long-term debt	1,653,539	1,424,600
Deferred income taxes	45,387	18,188
Other long-term liabilities	18,255	20,220

Total long-term obligations	1,717,181	1,463,008

TOTAL LIABILITIES	1,902,606	1,624,575

COMMITMENTS AND CONTINGENCIES (See Notes)
MANDATORILY REDEEMABLE PREFERRED STOCK, Series B Mandatorily redeemable 2010, par value $.001 per share, 12% cumulative annual dividend; 0 and 13,110,000 shares issued and outstanding, respectively (see Note 5)	—	34,971
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A, par value $.001 per share 183,186,434 and 170,797,589 shares, respectively, issued and outstanding, and paid-in capital	1,015,376	897,756
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(1,190,643)	(983,444)
Deferred compensation	(1,341)	(1,245)

Total stockholders' equity (deficit)	(13,296)	76,379

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,889,310	$1,735,925

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share amounts)

	For the Years Ended December 31,
	2003	2002	2001
REVENUES (see Note 1):
Service revenues (earned from Nextel WIP $115,894, $79,471 and $58,087, respectively)	$964,386	$646,169	$363,573
Equipment revenues	54,658	24,519	13,791

Total revenues	1,019,044	670,688	377,364

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $109,572, $85,750, and $62,899 respectively)	318,038	267,266	192,728
(incurred from Nextel WIP $96,612, $79,369, and $58,403 respectively)
Cost of equipment revenues (see Note 1)	114,868	87,130	59,202
Selling, general and administrative (Incurred from Nextel WIP $9,131, $6,996 and $4,500, respectively)	402,300	313,668	210,310
Stock based compensation (primarily selling, general and administrative related)	1,092	12,670	30,956
Depreciation and amortization	135,417	101,185	76,491

Total operating expenses	971,715	781,919	569,687

INCOME (LOSS) FROM OPERATIONS	47,329	(111,231)	(192,323)
Interest expense, net	(152,294)	(164,583)	(126,096)
Interest income	2,811	7,091	32,473
Gain (loss) on early retirement of debt	(95,093)	4,427	—

LOSS BEFORE DEFERRED INCOME TAX PROVISION AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(197,247)	(264,296)	(285,946)
Deferred income tax provision	(7,811)	(18,188)	—

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(205,058)	(282,484)	(285,946)
Cumulative effect of change in accounting principle, net of $0 income tax	—	—	(1,787)

NET LOSS	(205,058)	(282,484)	(287,733)
Mandatorily redeemable preferred stock dividends (see Note 5)	(2,141)	(3,950)	(3,504)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(207,199)	$(286,434)	$(291,237)

LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Loss before cumulative effect of change in accounting principle	$(0.82)	$(1.17)	$(1.19)
Cumulative effect of change in accounting principle	—	—	(0.01)

	$(0.82)	$(1.17)	$(1.20)

Weighted average number of shares outstanding, basic and diluted	252,439,876	244,933,275	242,472,070

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

(dollars in thousands)

	Class A Common Stock and Paid-In Capital		Class B Common Stock and Paid-In Capital
					Accumulated Deficit	Subscriptions Receivable	Deferred Compensation
	Shares	Amount	Shares	Amount				Totals
BALANCE
December 31, 2000	165,015,002	864,706	79,056,228	163,312	(405,773)	(7,411)	(44,619)	570,215
Series B redeemable preferred stock dividend	—	—	—	—	(3,504)	—	—	(3,504)
Net loss	—	—	—	—	(287,733)	—	—	(287,733)
Deferred compensation—options forfeited	—	(1,058)	—	—	—	—	1,058	—
Vesting of deferred compensation	—	—	—	—	—	—	30,956	30,956
Subscription receivable from stockholders	—	—	—	—	—	7,411	—	7,411
Stock options exercised	322,375	561	—	—	—	—	—	561
Stock issued for employee stock purchase plan	225,265	1,598	—	—	—	—	—	1,598

BALANCE
December 31, 2001	165,562,642	865,807	79,056,228	163,312	(697,010)	—	(12,605)	319,504
Series B redeemable preferred stock dividend	—	—	—	—	(3,950)	—	—	(3,950)
Net loss	—	—	—	—	(282,484)	—	—	(282,484)
Issuance of stock options and restricted stock	180,000	4,710	—	—	—	—	(4,710)	—
Conversion of long-term debt to common stock, net	4,064,538	28,056	—	—	—	—	—	28,056
Deferred compensation—options forfeited	—	(3,400)	—	—	—	—	3,400	—
Vesting of deferred compensation	—	—	—	—	—	—	12,670	12,670
Stock options exercised	420,987	816	—	—	—	—	—	816
Stock issued for employee stock purchase plan	569,422	1,767	—	—	—	—	—	1,767

BALANCE
December 31, 2002	170,797,589	897,756	79,056,228	163,312	(983,444)	—	(1,245)	76,379
Series B redeemable preferred stock dividend	—	—	—	—	(2,141)	—	—	(2,141)
Net loss	—	—	—	—	(205,058)	—	—	(205,058)
Issuance of stock options and restricted stock	50,000	1,688	—	—	—	—	(1,188)	500
Conversion of long-term debt to common stock, net	1,076,000	6,896	—	—	—	—	—	6,896
Vesting of deferred compensation	—	—	—	—	—	—	1,092	1,092
Stock options exercised	921,192	3,512	—	—	—	—	—	3,512
Stock issued for employee stock purchase plan	341,653	1,799	—	—	—	—	—	1,799
Class A common stock issued, net of equity issuance costs	10,000,000	103,725	—	—	—	—	—	103,725

BALANCE
December 31, 2003	183,186,434	$1,015,376	79,056,228	$163,312	$(1,190,643)	$—	$(1,341)	$(13,296)

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205,058)	$(282,484)	$(287,733)
Adjustments to reconcile net loss to net cash from operating activities
Deferred income tax provision	7,811	18,188	—
Depreciation and amortization	135,417	101,185	76,491
Amortization of debt issuance costs	5,173	4,466	3,683
Interest accretion	28,975	55,464	44,852
Bond discount amortization	1,252	1,079	70
Loss (gain) on retirement of debt	95,093	(4,427)	—
Fair value adjustments of derivative instruments	(4,100)	2,326	5,181
Cumulative effect of change in accounting principle	—	—	1,787
Stock based compensation	1,092	12,670	30,956
Other	3,251	(447)	(605)
Changes in current assets and liabilities:
Accounts receivable, net	(19,760)	(45,330)	(50,217)
Subscriber equipment inventory	(7,594)	(9,298)	(3,969)
Other current and long-term assets	(3,894)	(6,149)	7,928
Accounts payable, accrued expenses and other liabilities	48,581	28,044	16,835
Operating advances due to Nextel WIP	915	8,244	847

Net cash from operating activities	87,154	(116,469)	(153,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(179,794)	(274,911)	(398,611)
FCC licenses	(16,026)	(52,156)	(43,506)
Proceeds (investments) from sale and maturities of short-term investments, net	(18,684)	125,419	181,868

Net cash from investing activities	(214,504)	(201,648)	(260,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,125,000	50,000	210,422
Stock options exercised	3,512	816	561
Proceeds from stock issued for employee stock purchase plan	1,799	1,767	1,598
Proceeds from sale lease-back transactions	6,860	30,591	10,425
Debt and capital lease repayments	(1,037,547)	—	—
Class A common stock issued	104,500	—	—
Equity issuance costs	(775)	(22)	—
Proceeds from equity contributions	—	—	7,411
Debt issuance costs	(20,901)	(1,872)	(5,467)

Net cash from financing activities	182,448	81,280	224,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,098	(236,837)	(189,193)
CASH AND CASH EQUIVALENTS, beginning of period	67,522	304,359	493,552

CASH AND CASH EQUIVALENTS, end of period	$122,620	$67,522	$304,359

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for income taxes	$—	$—	$—

Capitalized interest on accretion of senior discount notes	$379	$1,136	$4,801

Accretion of mandatorily redeemable preferred stock dividends	$2,141	$3,950	$3,504

Retirement of long-term debt with common stock	$6,973	$28,078	$—

Capital lease acquisition	$—	$27,453	$—

Cash paid for interest, net of capitalized amount	$103,485	$98,777	$70,138

See accompanying notes to the consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003, 2002 and 2001

1.     OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Nextel Partners ("We") provide a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission, or FCC. Our operations are primarily conducted by Nextel Partners Operating Corporation ("OPCO"), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

        Our digital network ("Nextel Digital Wireless Network") has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. ("Motorola") (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN") with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. ("Nextel WIP"), an indirect wholly owned subsidiary of Nextel Communications, Inc. ("Nextel"), govern the support services to be to us by Nextel WIP (see Note 11).

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

        In addition, if Nextel encounters financial or operating difficulties relating to its portion of the Nextel Digital Wireless Network, or experiences a significant decline in customer acceptance of services and products, our business may be adversely affected, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers.

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

Net Loss per Share

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares of common stock issuable upon the conversion of the convertible senior notes (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses. As of December 31, 2003, 2002 and 2001, approximately 170,000, 710,000, and 1.9 million shares of restricted stock, respectively, and 18.2 million, 16.5 million and 11.6 million of stock options outstanding, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive. In addition, as of December 31, 2003, approximately 32.9 million shares issuable upon the assumed conversion of our 1 1/2% convertible senior notes were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

        The following schedule sets forth our earnings per share calculation for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
	(dollars in thousands, except per share amounts)
Loss attributable to common stockholders (numerator for basic and diluted)	$(207,199)	$(286,434)	$(291,237)

Gross weighted average common shares outstanding (denominator for basic and diluted)	252,609,931	245,556,250	243,016,840
Less:
Weighted average common shares subject to repurchase	(170,055)	(622,975)	(544,770)

Shares used in computation	252,439,876	244,933,275	242,472,070

Basic and diluted net loss per share	$(0.82)	$(1.17)	$(1.20)

Cash and Cash Equivalents

        Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments

        Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at December 31, 2003 and 2002 consisted of U.S. Treasury, mortgage-backed securities, and commercial paper. We classify our debt securities as trading because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

        The fair value of our debt securities by major security type at December 31, 2003 and 2002 were as follows:

	As of December 31,
	2003	2002
	(in thousands)
U.S. Treasury	$2,516	$—
Mortgage-backed securities	89,728	127,507
Commercial paper	53,947	—

Total short-term investments	$146,191	$127,507

        These investments are subject to price volatility associated with any interest-bearing instrument. Net realized gains on trading securities during the years ended December 31, 2003, 2002 and 2001 were $258,000, $307,000 and $2.5 million, respectively, and are included in interest income. Net unrealized holdings gains on trading securities held at year end for 2003 and 2002 and included in interest income were $149,000 and $224,000, respectively.

        The contractual maturities for the mortgage-backed securities were an average of approximately ten months as of December 31, 2003 and 2002. For the U.S. Treasuries and commercial paper, contractual maturities were an average of eleven and four months, respectively, as of December 31, 2003.

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

Subscriber Equipment Inventory

        Subscriber equipment is valued at the lower of cost or market. Cost for the equipment is determined by the weighted average method. Equipment costs in excess of the revenue generated from equipment sales, or equipment subsidies, are expensed at the point of sale. We do not recognize the expected telephone subsidy prior to the point of sale due to the fact that we expect to recover the equipment subsidy through service revenues and the marketing decision to sell the equipment at less than cost is confirmed at the point of sale.

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

        We follow the Accounting Standards Executive Committee Statement of Position ("SOP") 98-1. "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs are depreciated over three years, with the exception of the costs pertaining to our billing system, which is depreciated over seven years. As of December 31, 2003 and 2002, we had a net book value of $24.9 million and $23.9 million, respectively, of capitalized software costs. During the years ended December 31, 2003, 2002 and 2001, we recorded $7.1 million, $3.8 million and $1.6 million, respectively, in depreciation expense.

        Construction in progress includes labor, materials, transmission and related equipment, engineering, site design, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service.

        Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Wireless Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. We have not recorded any impairment charges to-date.

Sale-Leaseback Transactions

        We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During 2003, 2002 and 2001 we received cash proceeds of approximately $6.9 million, $30.6 million and $10.4 million, respectively, for assets sold to third parties. No gain was recognized on these transactions.

Capitalized Interest

        Our wireless communications systems and FCC licenses represent qualifying assets pursuant to SFAS No. 34, "Capitalization of Interest Cost." For the years ended December 31, 2003, 2002 and 2001, we capitalized interest of approximately $1.7 million, $3.2 million and $12.5 million, respectively.

FCC Licenses

        On January 1, 2002 we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed asset impairment analyses on our FCC licenses as of January 1, 2002 for the adoption of SFAS No. 142 and our annual assessment during the fourth quarters of 2002 and 2003. In all cases we determined there had been no impairment related to our FCC licenses. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force, or EITF, Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets."

        As a result of adopting SFAS No. 142, we recorded a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the year ended December 31, 2003, we recorded a $7.8 million income tax provision relating to our FCC licenses.

        The following table illustrates the effect of FCC amortization on 2001 results:

For the Year Ended December 31, 2001
(dollars in thousands, except per share amounts)
Loss attributable to common stockholders (in thousands)
As reported	$(291,237)
FCC license amortization, net of tax of $1,980	3,156

Adjusted	$(288,081)

Loss per share attributable to common stockholders, basic and diluted
As reported	$(1.20)

Adjusted	$(1.19)

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

Interest Rate Risk Management

        We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. These loans were replaced in connection with the refinancing of our credit facility during December 2003, however, we maintained our existing rate swap agreements. These interest rate swap agreements have the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS No. 133 (as described below), amounts paid or received under the interest rate swap agreements were accrued as interest rates changed and recognized over the life of the swap agreement as an adjustment to interest expense. On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative's fair value (for a cash flow hedge) are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS No. 133, these swap agreements have been designated as ineffective cash flow hedges. Initial adoption resulted in the recording of an additional liability of $1.8 million. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the years ended December 31, 2003, 2002 and 2001, we recorded a non-cash, non-operating gain of $4.1 million and a charge of $2.3 million and $5.2 million, respectively, related to the change in market value of interest rate swap agreements in interest expense.

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

        For regulatory fees billed to customers such as the Universal Service Fund ("USF") we net those billings against payments to the USF. Total billing to customers during the years ended December 31, 2003 and 2002 were $7.9 million and $4.4 million, respectively.

        For the six-month period ended June 30, 2003 and for the years ended December 31, 2002 and 2001, we recognized revenue for phone equipment on a straight-line basis over the expected customer relationship, starting when the customer takes title. As required by Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements," our activation fees and phone equipment revenues were deferred and recognized over three years. The decision to defer these revenues was based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion was that our wireless service was essential to the functionality of the phone, due to the fact that our phones, which have a "push to talk" feature, could only be used on our digital network. Concurrently, the related costs for the phone equipment were deferred solely to the extent of deferred revenues. The direct and incremental equipment costs in excess of revenues generated from phone equipment sales were expensed. Subsequent to the initial deferral, the amortization of deferred revenues was equal to the amortization of the deferred costs, resulting in no change to net loss. For the years ended December 31, 2003, 2002 and 2001, we recognized $29.7 million, $22.1 million and $12.0 million, respectively, of activation fees and phone equipment revenues and equipment costs that had been previously deferred.

        In November 2002, the EITF issued a final consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Issue No 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. We adopted EITF Issue No. 00-21 on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below.

        Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This has resulted in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. In December of 2003, the SEC staff issued SAB No. 104, "Revenue Recognition in Financial Statements," which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.

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

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amount)
Service revenues	$963,380	$649,366	$365,971

Equipment revenues	$49,225	$36,287	$23,078

Cost of equipment revenues	$108,429	$102,095	$70,887

Loss attributable to common stockholders	$(207,199)	$(286,434)	$(291,237)

Loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(1.17)	$(1.20)

Advertising Costs

        Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $34.6 million, $35.1 million and $25.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Debt Issuance Costs

        In relation to the issuance of long-term debt discussed in Note 5, we incurred a cumulative total of $61.8 million, $40.9 million and $39.6 million in deferred financing costs as of December 31, 2003, 2002 and 2001, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation using the effective interest rate method. For the years ended December 31, 2003, 2002 and 2001, $5.2 million, $4.5 million and $3.7 million of debt issuance costs, respectively, were amortized and included in interest expense.

        For the year ended December 31, 2003, we wrote off $15.9 million in deferred financing costs related to our repurchase for cash of an aggregate of $996.7 million (principal amount at maturity) of our 14% senior discount notes, 11% senior notes, 12 1/2% senior notes and credit facilities, and to our exchange of $8.0 million of our 14% senior discount notes for equity.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion, or APB, No. 25, "Accounting for Stock Issued to Employees." We have provided the disclosures required by SFAS No. 148.

        As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted in 2003, 2002 and 2001 our net loss and basic and diluted loss per share would have increased to the adjusted amounts indicated below:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss, as reported	$(205,058)	$(282,484)	$(287,733)
Add stock-based employee compensation expense included in reported net loss	1,092	12,670	30,956
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(25,248)	(35,855)	(48,411)

As adjusted net loss	$(229,214)	$(305,669)	$(305,188)

Basic and diluted loss per share
As reported	$(0.82)	$(1.17)	$(1.20)

As adjusted	$(0.92)	$(1.26)	$(1.27)

Weighted average fair value per share of options granted	$4.84	$4.48	$3.82

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2003	2002	2001
Expected stock price volatility	74% - 85%	80%	69%
Risk-free interest rate	3.6% - 3.8%	3.8%	4.6% - 6.7%
Expected life in years	6 years	6 years	5 years
Expected dividend yield	0.00%	0.00%	0.00%

        The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

Income Taxes

        We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, "Accounting

For Income Taxes," we provide valuation allowances for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

Segment Reporting

        SFAS No. 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, we have determined that we have one reportable segment: wireless services.

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

Asset Retirement Obligations

        During 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations ("ARO"). Under the scope of this pronouncement, we have ARO associated with our removal of equipment from the cell sites, towers, and office and retail space that we lease from third parties. Adoption of SFAS No. 143 did not materially impact our financial position or results of operations.

Recently Issued Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interest in Variable Interest Entities ("VIEs") created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The application of this Interpretation is not expected to have a material effect on our financial statements, as we do not believe that we have any existing variable interest entities that require consolidation.

2.     CAPITAL LEASES

        In 2002, we entered into an agreement with a third party for a sale-leaseback of certain switch equipment. The closing of this transaction resulted in proceeds to us of approximately $28 million. The gain recognized on this transaction was not material. Our lease for the equipment qualifies as a capital lease. The following was recorded as equipment under capital lease at December 31, 2003:

(in thousands)
Equipment	$27,453
Accumulated amortization	(4,985)

Net equipment	$22,468

        See Note 5, non-current portion of long-term debt.

3.     PROPERTY AND EQUIPMENT

	As of December 31,
	2003	2002
	(in thousands)
Building and improvements	$8,523	$7,101
Equipment	1,223,279	1,046,305
Furniture, fixtures and software	105,544	85,345
Less—accumulated depreciation and amortization	(355,770)	(222,107)

Subtotal	981,576	916,644
Construction in progress	43,520	83,432

Total property and equipment	$1,025,096	$1,000,076

        For the years ended December 31, 2003, 2002 and 2001, we recorded depreciation expense of $135.4 million, $101.2 million and $71.3 million, respectively, including $3.9 million, $1.0 million and $0, respectively, for assets under capital lease.

4.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,
	2003	2002
	(in thousands)
Accrued payroll and related	$35,224	$34,002
Accrued interest	35,815	18,306
Accrued network and interconnect	4,146	3,651
Current portion of long term debt and capital leases	3,208	4,629
Customer deposits	8,798	4,418
Accrued advertising	3,566	4,593
Other accrued expenses	8,121	10,903

Total accrued expenses and other current liabilities	$98,878	$80,502

5.     NON-CURRENT PORTION OF LONG-TERM DEBT

	As of December 31,
	2003	2002
	(in thousands)
12 1/2% Senior Notes due 2009, net of $7.9 million and $13.4 million discount at December 31, 2003 and 2002, respectively	$138,344	$211,572
14% Senior Discount Notes due 2009, net of $0 million and $67.1 million unamortized discount at December 31, 2003 and 2002, respectively	1,773	425,861
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	367,450	390,000
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	300,000	—
8 1/8% Senior Notes due 2011, interest payable semi-annually in cash and in arrears	450,000	—
Bank Credit Facility—Tranche B Loan, interest, at our option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	375,000	—
Bank Credit Facility—Term B Loan, interest, at our option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	—	173,687
Bank Credit Facility—Term C Loan, interest, at our option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	—	149,625
Bank Credit Facility—Term D Loan, interest at, our option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	—	50,000
Capital Lease Obligations	20,972	23,855

Total non-current portion long-term debt	$1,653,539	$1,424,600

12 1/2% Senior Notes

        On December 4, 2001, we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum commencing on May 15, 2002, payable semiannually in cash in arrears on May 15 and November 15 of each year. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes in open-market purchases. In accordance with the terms of the indenture governing the 12 1/2% senior discount notes, on December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of our 12 1/2% senior discount notes with net proceeds from our public offering in November 2003.

        The 12 1/2% senior discount notes represent senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 12 1/2% senior discount notes are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

        The 12 1/2% senior discount notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2003, we were in compliance with applicable covenants.

        The 12 1/2% senior discount notes are redeemable at our option, in whole or in part, any time on or after November 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of redemption.

14% Senior Redeemable Discount Notes

        Our 14% senior discount notes due 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest began accruing on the notes on February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes (principal amount at maturity) plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. From May 13, 2003 through June 4, 2003, we repurchased for cash approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million. On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to repurchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes for $398.1 million. From July 1, 2003 through July 11, 2003, we repurchased for cash an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes for $17.5 million. On December 1, 2003 we repurchased for cash $4.8 million (principal amount at maturity) of the outstanding notes for $5.1 million, leaving approximately $1.8 million of the 14% senior discount notes outstanding as of December 31, 2003. The notes still outstanding will accrete in value representing the amortization of original issue discount at a rate of 14%, compounded semiannually, to an aggregate principal amount of $1.8 million as of February 1, 2004.

        The 14% senior discount notes represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 14% senior discount notes are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

        The 14% senior discount notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2003, we were in compliance with applicable covenants.

        The 14% senior discount notes are redeemable at our option, in whole or in part, any time on or after February 1, 2004 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages, if any, at the date of redemption.

11% Senior Notes

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

        The 11% senior notes represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 11% senior notes are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.

        The 11% senior notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2003, we were in compliance with all of our required covenants.

        The 11% senior notes are redeemable at our option, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages, if any, at the date of redemption.

1 1/2% Convertible Senior Notes

        In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due 2008 in private placements. At the option of the holders, the 1 1/2% convertible senior notes are convertible into shares of our Class A common stock at a conversion rate of 131.9087 shares per $1,000 principal amount of notes, or $7.58 per share subject to adjustment. Interest accrues at the rate of 1 1/2% per annum, which interest is to be paid semi-annually on May 15 and November 15 of each year, commencing November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes and the shares of our Class A common stock into which the 1 1/2% convertible senior notes are convertible.

        In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share of Class A common stock. Interest accrues at the rate of 1 1/2% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes and the shares of our Class A common stock into which the 1 1/2% convertible senior notes are convertible.

        All of our 1 1/2% convertible senior notes are senior unsecured debt and rank on parity with all of our other existing and future senior unsecured debt and prior to all of our subordinated debt. Neither we nor any of our subsidiaries are subject to any financial covenants under the indentures governing the 1 1/2% convertible senior notes. In addition, neither we nor any of our subsidiaries are restricted under the indentures governing the 1 1/2% convertible senior notes from paying dividends, incurring debt, or issuing or repurchasing our securities. We may not redeem the notes in whole or in part at our option prior to maturity. In the event of a fundamental change as defined in the indentures relating to the 1 1/2% convertible senior notes, each holder of 1 1/2% convertible senior notes will have the right to require us to repurchase all or part of such holder's 1 1/2% convertible senior notes at a price equal to 100% of the aggregate principal amount of the 1 1/2% convertible senior notes repurchased, plus accrued and unpaid interest on the 1 1/2% convertible senior notes repurchased to the date of repurchase.

8 1/8% Senior Notes

        On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due 2011 in a private placement. We subsequently exchanged all of the 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues at the rate of 8 1/8% per annum, payable semi-annually on January 1 and July 1 of each year, commencing on January 1, 2004.

        The 8 1/8% senior notes represent our senior unsecured obligations and rank equally in right of payment to all existing and future senior unsecured obligations including our existing senior notes and will rank senior in right of payment to all existing and future subordinated obligations.

        The 8 1/8% senior notes are redeemable at our option, in whole or in part, at any time on or after July 1, 2007 in cash at the redemption price on that date plus accrued and unpaid interest and liquidated damages, if any, at the date of the redemption.

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

        The 8 1/8% senior notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2003, we were in compliance with all of our required covenants.

Bank Credit Facility

        On December 19, 2003, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc., as sole advisor, joint lead arranger and book runner, Morgan Stanley Senior Funding, Inc., as joint lead arranger and syndication agent, and JPMorgan Chase Bank, as administrative agent. The new credit facility includes a $375.0 million tranche B term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche B term loan. The tranche B term loan matures on the last business day falling on or nearest to November 30, 2010. The revolving credit facility will terminate on the last business day falling on or nearest to November 30, 2009. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche B term loan. As of December 31, 2003, $375.0 million of the tranche B term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. Borrowings under the new credit facility were used to repay borrowings under our previous $475.0 million senior secured credit facility.

        The tranche B term loan bears interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche B term loan is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.75% and 3.00% over LIBOR and between 1.75% and 2.00% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2003, the interest rate on the tranche B term loan was 4.19%.

        Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of our subsidiaries and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of December 31, 2003, we were in compliance with all covenants associated with this credit facility.

Mandatorily Redeemable Preferred Stock

        In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement was effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it was effective at the beginning of the first interim period beginning after June 15, 2003. We identified that our Series B mandatorily redeemable preferred stock was within the scope of this statement and reclassified it to long-term debt and began recording the Series B mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003.

        The following schedule shows the pro forma impact of SFAS No. 150 had it been effective in prior periods.

	For the Year Ended December 31,
	2003	2002
	(in thousands)
Net loss, as reported	$(205,058)	$(282,484)
Less: mandatorily redeemable preferred stock dividend classified as interest expense	(2,141)	(3,950)

Net loss, adjusted for SFAS No. 150	$(207,199)	$(286,434)

        In November 2003, we redeemed all of the 13,110,000 shares of our outstanding Series B preferred stock held by Nextel WIP for an aggregate redemption price of $38.9 million. Following the redemption, we no longer have any shares of preferred stock outstanding.

Future Maturities of Long-Term Debt and Capital Leases

        Scheduled annual maturities of long-term debt outstanding under existing long-term debt agreements and the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2003 are as follows:

	Annual Maturities
	Long-Term Debt	Capital Leases	Total
	(in thousands)
2004	$—	$5,227	$5,227
2005	—	5,227	5,227
2006	938	5,227	6,165
2007	3,750	5,227	8,977
2008	303,750	5,227	308,977
Thereafter	1,332,055	5,227	1,337,282

	1,640,493	31,362	1,671,855
Less—unamortized discount and interest(1)	(7,926)	(7,182)	(15,108)

	1,632,567	24,180	1,656,747
Current portion of capital lease obligation	—	(3,208)	(3,208)

Long-term debt and capital lease obligations	$1,632,567	$20,972	$1,653,539

(1)
Interest calculated for the capital leases is based on the implicit rate in the lease agreement.

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value estimates, assumptions and methods used to estimate the fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." We used quoted market prices to derive our estimates for the 14% senior discount notes, the 11% senior notes, the 12 1/2% senior notes, the 1 1/2% convertible senior notes and the 8 1/8% senior notes. For the tranche B loan and the term B, C and D loans we estimated the fair value to be the same as the carrying amount due to the variable rate nature of the loan facilities. For the redeemable preferred stock we estimated the fair value to be the same as the carrying amount since it was subject to voluntary redemption for cash at our option at any time at its then current liquidation value. The carrying amount and fair value for the interest rate swap agreements covering our outstanding credit facilities are the same since we record the fair value on the balance sheet each month.

	As of December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Long-term debt:
14% senior discount notes	$1.8	$1.9	$425.9	$364.8
11% senior notes	$367.5	$406.0	$390.0	$331.5
12 1/2% senior notes	$138.3	$159.8	$211.6	$202.5
1 1/2% convertible senior notes	$300.0	$488.1	n/a	n/a
8 1/8% senior notes	$450.0	$477.0	n/a	n/a
Tranche B loan	$375.0	$375.0	n/a	n/a
Term B loan	n/a	n/a	$175.0	$175.0
Term C loan	n/a	n/a	$150.0	$150.0
Term D loan	n/a	n/a	$50.0	$50.0
Redeemable preferred stock	n/a	n/a	$35.0	$35.0
Interest rate swap liability—credit facility	$1.3	$1.3	$3.4	$3.4
Interest rate swap liability—credit facility	$3.9	$3.9	$5.9	$5.9

7.     INCOME TAXES

        Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Operating loss carryforwards	$561,087	$379,228
Interest	5,434	62,806
Deferred compensation	9,681	11,561
Other	19,928	15,425

Total deferred tax assets	596,130	469,020
Valuation allowance	(440,762)	(349,072)

	155,368	119,948

Deferred tax liabilities:
Property, plant and equipment	(155,368)	(119,948)
FCC licenses	(45,387)	(18,188)

	(200,755)	(138,136)

Net deferred tax liability	$(45,387)	$(18,188)

        At December 31, 2003, we had approximately $1.4 billion of consolidated net operating loss ("NOL") carryforwards for federal income tax purposes expiring from 2019 through 2023, based on actual tax returns filed through 2002 and estimates prepared for the year ended December 31, 2003. The period of reversal for deferred tax liabilities related to FCC licenses can no longer be reasonably estimated due to the adoption of SFAS No. 142 on January 1, 2002 (see Note 1). As a result, we may not be able to rely on the reversal of deferred tax liabilities associated with FCC licenses as a means to realize our deferred tax assets, which primarily represent our NOLs. Additionally, due to our lack of earnings history, we cannot rely on forecasts of future earnings as a means to realize our deferred tax assets. Accordingly, we have determined that, pursuant to the provisions of SFAS No. 109, deferred tax valuation allowances are required on our deferred tax assets. At December 31, 2003 and 2002, we recorded deferred tax valuation allowances of $440.8 million and $349.1 million, respectively, representing an increase of $91.7 million from 2002 to 2003.

        We recorded tax expense of $7,811 and $18,188 in 2003 and 2002, respectively. Our 2003 and 2002 tax expense was all deferred tax expense. During 2003 the net deferred tax liability was also increased by $19,388 relating to acquisition of FCC licenses.

        The difference between the expected benefit computed using the statutory tax rate of approximately 35% in 2003 and 2002 and tax expense of $7,811 and $18,188, respectively, disclosed above is the result of 1) our inability to rely on the reversal of our deferred tax liabilities associated with FCC licenses as discussed above, and 2) the full valuation allowance against our net deferred tax assets.

        Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of NOL carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the stock.

        Approximately $14.6 million of the NOL carryforwards at December 31, 2003 result from deductions associated with the exercise of non-qualified employee stock options, of which the realization of a portion of these deductions would result in a credit to shareholders' equity.

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

        For years subsequent to December 31, 2003, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year are as follows (in thousands):

2004	$75,308
2005	62,631
2006	42,483
2007	28,535
2008	16,989
Thereafter	44,829

$270,775

        Total rental expense for the years ended December 31, 2003, 2002 and 2001 was approximately $80.3 million, $67.7 million and $48.1 million, respectively.

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

Legal Proceedings

        On December 5, 2001, a purported class action lawsuit was filed against us, two of our executive officers and four of the underwriters involved in our initial public offering. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer, and the underwriters involved in our initial public offering. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint seeks recessionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. The plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The proposed settlement, which is not material to us, is subject to a number of contingencies, including negotiation of a settlement agreement and its approval by the Court. We are unable to determine whether or when a settlement will occur or be finalized.

        On June 8, 2001, a purported class action lawsuit was filed against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants' consolidated motion to dismiss plaintiffs' claims on preemption grounds. The plaintiffs have appealed. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

        On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick's Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys' fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the Western District of Missouri conducted a final approval hearing but has not yet ruled at this time. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

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

        Class A Common Stock.    Under certain circumstances, shares of Class A common stock and securities convertible into Class A common stock (other than Class B common stock) are callable at the option of Nextel WIP or may be put to Nextel WIP at the option of the holders thereof.

        Class B Common Stock.    Shares of Class B common stock are convertible at any time at the option of the holder into an equal number of shares of Class A common stock upon a transfer by Nextel or Nextel WIP to a third party who is not a holder of Class B common stock immediately prior to the transfer.

        Ranking.    With respect to rights on liquidation, dissolution or winding up, the Class A and Class B common stock are entitled to share pro rata all of our assets remaining after payment of our liabilities and liquidation preferences of any then outstanding shares of preferred stock.

        Series B Preferred Stock.    In November 2003, we redeemed all of the 13,110,000 shares of our outstanding Series B preferred stock held by Nextel WIP for an aggregate redemption price of $38.9 million. Following the redemption, we no longer have any shares of preferred stock outstanding.

Common Stock Reserved for Issuance

        As of December 31, 2003, we reserved shares of common stock for future issuance as detailed below:

Employee options outstanding	18,160,562
Employee options available for grant	8,635,238
Employee stock purchase plan available for issuance	1,820,892
Shares upon conversion of 1 1/2% convertible senior notes	32,872,584

Total	61,489,276

10.   STOCK AND EMPLOYEE BENEFIT PLANS

Restricted Stock

        In 1998, we issued 8,774,994 shares of Class A common stock to our senior managers at $.00167 per share. During 1999 an additional 60,000 shares were issued to our senior management at $.00167 per share. Pursuant to the original agreements executed in connection with these grants, the shares issued to senior managers vested over a four-year period based on the passage of time and on certain company performance goals related to revenue, EBITDA as adjusted, and the successful build-out of our network. At the time of the initial public offering (February 25, 2000), all vesting provisions related to performance goals were removed and these shares now vest solely based on the passage of time. Accordingly, compensation expense for 2000 and thereafter is fixed and recognized over the remaining vesting period of these restricted shares. As of December 31, 2003, 2002 and 2001, 8,834,994 shares, 8,834,994 shares, and 8,290,224 shares, respectively, were considered fully vested.

        On July 11, 2002, we issued 180,000 restricted shares of Class A common stock to four of our directors in exchange for services to be rendered to the company. These shares vest in equal annual installments over a three-year period.

        On August 18, 2003, we issued 50,000 restricted shares of Class A common stock to one of our officers. Theses shares vest in equal annual installments over a four-year period.

        Compensation expense for 2003, 2002 and 2001 accounted for as being fixed was approximately $222,573, $8.4 million and $20.9 million, respectively. We use the FIN 28 accelerated vesting model to recognize the compensation expense.

Nonqualified Stock Option Plan

        In January 1999, we adopted the Nonqualified Stock Option Plan (the "Plan"). Under the Plan, as amended, the Board of Directors may grant nonqualified stock options to purchase up to 28,545,354 shares of our Class A common stock to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and those granted under the Plan during 1999 and 2000 vest over 3 years with 1/3 vesting at the end of each year. No options under this Plan may be granted after January 1, 2008. For the options granted October 31, 2001 and thereafter, the vesting period was changed to four years with 1/4 vesting each year on October 31. Prior to the initial public offering, grants under this Plan were considered compensatory and were accounted for on a basis similar to stock appreciation rights. At the initial public offering (February 25, 2000), the intrinsic value of the outstanding options was recorded and is being amortized over the remaining vesting periods. We recognized compensation expense for the years ended December 31, 2003, 2002 and 2001 of approximately $869,800, $4.3 million and $10.1 million, respectively.

        The following table summarizes all stock options granted, exercised and forfeited, including options issued outside of the Plan.

	Number of Options Outstanding	Option Price Range	Weighted Average Exercise Price
Outstanding December 31, 2000	8,485,102	$1.67 - $29.06	$8.85
Granted	3,915,775	$4.95 - $19.56	$6.23
Exercised	(322,375)	$1.67 - $ 1.85	$1.77
Forfeitures	(488,752)	$1.85 - $29.06	$11.51

Outstanding December 31, 2001	11,589,750	$1.67 - $29.06	$8.05
Granted	6,671,885	$2.38 - $ 8.00	$6.35
Exercised	(420,987)	$1.67 - $ 5.35	$1.94
Forfeitures	(1,351,477)	$1.85 - $29.00	$8.91

Outstanding December 31, 2002	16,489,171	$1.67 - $29.06	$7.43
Granted	4,300,650	$4.74 - $ 9.22	$6.83
Exercised	(921,192)	$1.67 - $11.31	$4.01
Forfeitures	(1,708,067)	$1.85 - $23.88	$7.88

Outstanding December 31, 2003	18,160,562	$1.67 - $29.06	$7.33

Exercisable, December 31, 2001	3,937,026	$1.67 - $29.06	$6.54
Exercisable, December 31, 2002	6,658,516	$1.67 - $29.06	$7.49
Exercisable, December 31, 2003	8,797,768	$1.67 - $29.06	$8.29

        The following table is a summary of the stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.67 - $ 1.85	3,148,652	5.7	$1.79	3,148,652	$1.79
$ 2.36 - $ 5.28	2,067,842	8.6	$3.87	389,722	$3.83
$ 5.35 - $ 6.27	2,695,192	7.8	$5.36	1,316,553	$5.36
$ 6.67 - $ 7.41	3,451,600	9.0	$6.67	—	—
$ 8.00 - $ 9.96	3,704,281	8.2	$8.08	889,350	$8.01
$10.43 - $29.06	3,092,995	7.0	$16.85	3,053,491	$16.90

$ 1.67 - $29.06	18,160,562	7.7	$7.33	8,797,768	$8.29

Employee Stock Purchase Plan

        The Employee Stock Purchase Plan (the "ESPP) was made effective in April 2000 and provides for the issuance of up to 3 million shares of Class A common stock to employees participating in the plan. Eligible employees may subscribe to purchase shares of Class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code.) During 2003, 2002 and 2001, employees purchased 341,653 shares, 569,422 shares and 225,265 shares, respectively, of Class A Common stock with an aggregate value of approximately $1.8 million, $1.8 million and $1.6 million, respectively.

Employee Benefit Plan

        We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. For the years ended December 31, 1999 and 2000, we provided a matching contribution of $0.50 for every $1.00 contributed by the employee up to 2% of each employee's salary. Mid-year 2001, we increased the matching contribution to 3% of each employee's salary. Such contributions were approximately $1.1 million, $1.2 million and $741,000 for the years ended December 31, 2003, 2002 and 2001, respectively. During the same years, we had no other pension or post-employment benefit plans.

Receivable From Officer

        On January 29, 1999, we advanced $2.2 million to one of our officers. The note did not bear interest and was collateralized by proceeds of the loan and the restricted stock of the officer. The note was due and paid in full on January 29, 2003.

11.   RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

        Pursuant to the equipment purchase agreements between us and Motorola, who currently holds approximately 2.3% of our outstanding common stock, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Wireless Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

        For the years ended December 31, 2003, 2002 and 2001, we paid Motorola approximately $180.1 million, $182.1 million and $178.0 million, respectively, for infrastructure and other equipment, handsets, warranties and services. Net payables to Motorola as of December 31, 2003 and 2002 were $7.0 million and $13.8 million, respectively.

Nextel Operating Agreements

        We, our operating subsidiary and Nextel WIP, which holds approximately 30.2% of our outstanding common stock as of December 31, 2003 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company's monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party's network. For the years ended December 31, 2003, 2002 and 2001,we earned approximately $115.9 million, $79.5 million, and $58.1 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

        During the years ended December 31, 2003, 2002 and 2001, we incurred charges from Nextel WIP totaling $96.6 million, $79.4 million and $58.4 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs. The costs for these services are recorded in cost of service revenues.

        During 2002 and 2003 Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the years ended December 31, 2003, 2002 and 2001, we were charged approximately $4.7 million, $4.1 million and $3.0 million, respectively, for these services. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the years ended December 31, 2003, 2002 and 2001, we were charged approximately $4.4 million, $2.9 million and $1.5 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

        Under the Initial, Expansion and Option Territory capitalization transactions, Nextel transferred SMR licenses to Nextel WIP License Corp., Nextel WIP Expansion Corp, and Nextel WIP Expansion Two Corp., all of which are Delaware corporations and wholly owned subsidiaries of Nextel WIP. Nextel WIP transferred the stock of Nextel WIP License Corp. and Nextel WIP Expansion Corp. to us and, upon approval of the FCC, transferred the stock of Nextel WIP Expansion Two Corp. At December 31, 2003, approximately $2.8 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.

        In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock.

Business Relationship

        In the ordinary course of business, we have leased tower space from American Tower Corporation, of which one of our directors is a stockholder, and former president, chief executive officer and chairman of the board of directors. During the years ended December 31, 2003, 2002 and 2001, we paid American Tower Corporation $10.4 million, $10.3 million and $13.2 million, respectively, for these tower leases.

DLJ Merchant Banking Relationship

        In our private placements of debt securities Credit Suisse First Boston LLC, its predecessor, Credit Suisse First Boston Corporation, and Donaldson, Lufkin & Jenrette Securities Corporation have served as initial purchasers of our senior notes, senior discount notes and convertible senior notes and received customary discounts and commissions in connection with each such offering. In addition, Credit Suisse First Boston LLC also served as a dealer manager for our tender offer relating to our 14% senior discount notes. Donaldson, Lufkin & Jenrette Securities Corporation also acted as our financial advisor and as arranger, and DLJ Capital Funding, Inc., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, acted as syndication agent, under our previous $475.0 million senior secured credit facility, and received customary fees and reimbursements in connection therewith. DLJ Merchant Banking and its affiliates, affiliates of Credit Suisse First Boston LLC, held approximately 6.0% of our outstanding common stock as of December 31, 2003. Donaldson, Lufkin & Jenrette Securities Corporation was a co-lead manager of the initial public offering of our Class A common stock in February 2000. We may from time to time enter into other investment banking relationships with Credit Suisse First Boston LLC or its affiliates. The aggregate amount of fees paid to Credit Suisse First Boston and entities affiliated with DLJ Merchant Banking for financial services for the years ended December 31, 2003, 2002 and 2001 was approximately $5.2 million, $437,500 and $2.4 million, respectively.

12.   QUARTERLY FINANCIAL DATA (Unaudited)

        Selected quarterly consolidated financial information for the years ended December 31, 2003 and 2002 is as follows (dollar in thousands, except per share amounts):

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$207,809	$234,269	$280,914	$296,052

Operating expenses	$214,587	$233,265	$258,928	$264,935

Loss attributable to common stockholders	$(50,238)	$(110,009)	$(21,979)	$(24,973)

Basic and diluted loss per share:
Loss per share	$(0.20)	$(0.44)	$(0.09)	$(0.10)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$133,150	$161,086	$180,690	$195,762

Operating expenses	$176,038	$193,230	$202,333	$210,318

Loss attributable to common stockholders	$(91,663)	$(74,967)	$(65,882)	$(53,922)

Basic and diluted loss per share:
Loss per share	$(0.38)	$(0.31)	$(0.27)	$(0.22)

13.   VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Costs and Expenses	Write-Offs	Balance at End of Period
	(in thousands)
Year Ended December 31, 2001
Allowance for doubtful accounts	$1,398	$14,929	$12,259	$4,068

Year Ended December 31, 2002
Allowance for doubtful accounts	$4,068	$33,215	$27,086	$10,197

Year Ended December 31, 2003
Allowance for doubtful accounts	$10,197	$37,370	$32,694	$14,873

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

Item 9A. Controls and Procedures

        We carried out an evaluation required by the Securities Exchange Act of 1934, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

        There has been no change in our internal control over financial reporting during our fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        For information with respect to our directors, see our definitive Proxy Statement ("Proxy Statement") for our Annual Meeting of Stockholders to be held May 18, 2004 under the caption "Election of Directors—Nominees," which information is incorporated herein by reference. Information regarding our audit committee financial expert is incorporated in this item by reference from our Proxy Statement under the caption "Election of Directors-The Board, Board Committees and Corporate Governanace—Audit Committee."

        The information required in this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference.

        Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from our Proxy Statement under the caption "Additional Information Relating to Directors and Officers of the Company—Section 16(a) Beneficial Ownership Reporting Compliance."

        We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the Securities and Exchange Commission that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge on our website at www.nextelpartners.com under the tab "Investor Relations—Corporate Governance." We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC on our website at www.nextelpartners.com, under the tab "Investor Relations—Corporate Governance."

Item 11. Executive Compensation

        The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement under the captions "Election of Directors—Director Compensation" and "Additional Information Relating to Directors and Officers of the Company."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        For information with respect to the security ownership of directors and executive officers, see the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

        The information required by this item regarding equity compensation plan information is incorporated herein by reference from the Proxy Statement under the caption "Additional Information Relating to Directors and Officers of the Company—Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions

        For information with respect to certain relationships and related transactions, see the Proxy Statement under the caption "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

        The information required by item with respect to principal accounting fees and services is incorporated herein by reference from the Proxy Statement as set forth under the captions "Ratification of Independent Auditors—Auditor Fees and Services."

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as part of this report:

  1.
  Financial Statements.

    The following Financial Statements are included in Part II Item 8:

  2.
  Financial Statement Schedules.

    Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

  3.
  Exhibits.

    The exhibits listed in the accompanying Index to Exhibits on pages 110 to 116 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

  (b)
  Reports on Form 8-K.

  1.
  Current Report on Form 8-K filed October 22, 2003 announcing our financial results for the fiscal quarter ended September 30, 2003.

  2.
  Current Report on Form 8-K filed October 30, 2003 announcing that we had filed a registration statement with the Securities and Exchange Commission for a public offering of 33 million shares of our Class A common stock.

  3.
  Current Report on Form 8-K filed November 12, 2003 announcing our intent to refinance our credit facility with a new $475 million senior secured credit facility.

  4.
  Current Report on Form 8-K filed November 14, 2003 announcing our pricing of a public offering of 33 million shares of our Class A common stock at a price of $10.80 per share.

  5.
  Current Report on Form 8-K filed November 21, 2003 announcing that in connection with our public offering, we had received notice that the underwriters elected to exercise a portion of their over-allotment to purchase an additional 1,650,000 shares.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.
Date: March 11, 2004	By:	/s/ JOHN CHAPPLE John Chapple, Chief Executive Officer and President

POWER OF ATTORNEY

        Each person whose individual signature appears below hereby authorizes and appoints John Chapple and Barry Rowan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in fact and agent to act in his name, place below, and to file, any and all amendments to this Annual Report on Form 10-K, including any an all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ JOHN CHAPPLE John Chapple	Chief Executive Officer, President (Principal Executive Officer) and Director	March 11, 2004
/s/ BARRY ROWAN Barry Rowan	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2004
/s/ TIMOTHY M. DONAHUE Timothy M. Donahue	Director	March 12, 2004
/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 12, 2004
/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 12, 2004
/s/ STEVEN B. DODGE Steven B. Dodge	Director	March 10, 2004
/s/ CAROLINE H. RAPKING Caroline H. Rapking	Director	March 10, 2004
/s/ ADAM ARON Adam Aron	Director	March 11, 2004

INDEX TO EXHIBITS

3.1(8)	Restated Certificate of Incorporation.
3.2*	Bylaws.
4.1	See Exhibits 3.1 and 3.2.
10.1*	Purchase Agreement, dated January 22, 1999, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.2**	Amended and Restated Shareholders' Agreement by and among the Company and the stockholders named therein.
10.2(a)(16)	Amendment No. 1 to Amended and Restated Shareholders' Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.2(b)(20)	Amendment No. 2 to Amended and Restated Shareholders' agreement dated March 20, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(c)(21)	Amendment No. 3 to Amended and Restated Shareholders' Agreement dated April 18, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(d)(22)	Amendment No. 4 to Amended and Restated Shareholders' Agreement dated July 25, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(e)(35)	Amendment No. 5 to Amended and Restated Shareholders' Agreement dated June 13, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(f)(35)	Amendment No. 6 to Amended and Restated Shareholders' Agreement dated July 24, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(g)(35)	Amendment No. 7 to Amended and Restated Shareholders' Agreement dated October 18, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(h)(35)	Amendment No. 8 to Amended and Restated Shareholders' Agreement dated May 12, 2003 by and among Nextel Partners, Inc. and the stockholders named therein.
10.3*	Joint Venture Agreement, dated as of January 29, 1999, by and among the Company, Nextel Partners Operating Corp., and Nextel WIP Corp.
10.4*	Interim Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.5*	Analog Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.6*	Trademark License Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.7*	Roaming Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.8*	Switch Sharing Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.9*+	Transition Services Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.

10.10*+	iDEN (Registered Trademark) Infrastructure Equipment Purchase Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.11*+	Subscriber Purchase and Distribution Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.12*	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel, dated as of January 29, 1999, among the Company, Nextel Partners Operating Corp. and Nextel Communications, Inc.
10.13*	Asset and Stock Transfer and Reimbursement Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.14(35)	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and John Chapple.
10.15*	Employment Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.16*	Stock Option Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.17*	Non-negotiable Promissory Note, dated January 29, 1999, by John Thompson to the Company.
10.18*	1999 Nonqualified Stock Option Plan of the Company
10.18(b)(29)	Third Amended and Restated 1999 Nonqualified Stock Option Plan.
10.18(c)(30)	Form of Restricted Stock Purchase Agreement to be executed between the Company and each of its outside directors who are issued restricted stock.
10.19*	Form of Restricted Stock Purchase Agreement, dated as of November 20, 1998, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.20*	Form of Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of January 29, 1999, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.21(35)	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and David Aas.
10.22(35)	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and Perry Satterlee.
10.24*	Subscription and Contribution Agreement, dated as of January 29, 1999, among the Company and the Buyers named therein.
10.25(1)	Indenture dated January 29, 1999 by and between Nextel Partners and The Bank of New York, as trustee, relating to the 14% Senior Discount Notes due 2009.
10.25(a)(40)	First Supplemental indenture dated as of June 23, 2003 by and between Nextel Partners and the Bank of New York, as trustee, relating to the 14% senior discount notes due 2009.
10.26(2)	Registration Rights Agreement dated as of January 29, 1999 by and among Nextel Partners, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.32**	Restricted Stock Purchase Agreement dated September 9, 1999 by and between Nextel Partners and Donald J. Manning.

10.33**	Agreement in Support of Charter Obligations dated as of January 29, 1999 by and between Nextel Partners and Nextel WIP Corp.
10.34**	Assignment and Assumption of Lease dated as of August 1, 1999 by and between Nextel WIP Lease Corp. and Eagle River Investments, LLC.
10.35**	Lease Agreement dated May 11, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.36**	First Amendment to Lease dated as of September 10, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.37**	Lease Agreement dated as of March 25, 1999 by and between Nextel WIP Lease Corp. and Nesbitt Operating Associates, L.P.
10.38(35)	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and Mark Fanning.
10.39**	Letter Agreement dated October 13, 1999 by and among Nextel WIP Corp., Nextel Partners Operating Corp. and Nextel Partners, Inc.
10.40**	Expansion Territory Management Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.41**	Expansion Territory Asset Transfer and Reimbursement Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.42**	Assignment and Security Agreement dated as of September 9, 1999 by Nextel Partners Operating Corp. in favor of Bank of Montreal.
10.43**	First Amendment to Analog Management Agreement dated as of September 9, 1999 by and between Nextel WIP Corp. and Nextel Partners Operating Corp.
10.44**	Form of Warrant for the Purchase of Shares of Class A Common Stock of Nextel Partners dated January 29, 1999.
10.45**	Employee Stock Purchase Plan.
10.46**	Form of Indemnity Agreement.
10.47**	Letter Agreement dated October 13, 1999 by and among Nextel Communications, Inc., Nextel of New York, Inc., Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of California, Inc., Tower Parent Corp., SpectraSite Holdings, Inc., Tower Asset Sub, Inc., Nextel Partners Operating Corp. and Nextel Partners.
10.48**	Supplement No. 1 to iDEN Infrastructure Equipment Purchase Agreement dated September 1999 by and between Nextel Partners Operating Corp. and Motorola, Inc.
10.49**	Expansion Subscription and Contribution Agreement dated as of September 9, 1999 by and among Nextel Partners and the Buyers named therein.
10.50(9)	Indenture, dated as of March 10, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.51(10)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated February 28, 2000 by and between Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10.52(11)	Registration Rights Agreement, dated as of March 10, 2000, by and among Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.

10.54(17)	Registration Rights Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.54(a)(36)	Amendment No. 1 to Registration Rights Agreements dated effective as of June 14, 2002 by and among the Company and the stockholders named therein.
10.55+(23)	iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective as of November 1, 2000 by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.57(13)	Indenture, dated as of July 27, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.58(14)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated July 18, 2000 by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.59(15)	Registration Rights Agreement, dated as of July 27, 2000, by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.60(24)	Lease Agreement dated May 2001 between The St. Joe Company and Nextel WIP Corporation.
10.61(25)	First Amendment to IPO Approval and Lockup Agreement, dated April 18, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, IL, LP, Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, Dave Aas, Perry Satterlee, Mark Fanning, and Don Manning.
10.61(a)(26)	Second Amendment to IPO Approval and Lockup Agreement dated July 25, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, II L.P., Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee, Mark Fanning, and Donald Manning.
10.62(18)	Indenture, dated as of December 4, 2001, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 12 1/2% Senior Notes due 2009.
10.63(a)(19)	Registration Rights Agreement, dated as of December 4, 2001, between and among Nextel Partners, Inc., Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown, Inc. relating to the 12 1/2% senior notes due 2009.
10.65(31)+	The Asset Purchase Agreement by and between Commercial Digital Services Corporation, Inc. and Nextel Partners, Inc.
10.65(a)(32)+	The Stock Purchase and Redemption Agreement by and between Nextel Partners, Inc., Mobile Relays, Inc. and the Stockholders of Mobile Relays, Inc.
10.66(35)	Employment Agreement, dated as of February 24, 2003, between Nextel Partners Operating Corp. and Donald Manning.
10.68(37)	Indenture dated as of June 23, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 8 1/8% senior notes due 2011.
10.69(37)	Registration Rights Agreement dated as of June 23, 2003 by and among Nextel Partners, Inc., Credit Suisse First Boston LLC, Morgan Stanley & Co. Inc., UBS Securities, LLC, Legg Mason Wood Walker, Inc., and Thomas Weisel Partners LLC relating to the 8 1/8% senior notes dues 2011
10.70(37)	Indenture dated as of August 6, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 1 1/2% convertible senior notes due 2008

10.71(37)	Registration Rights Agreement by and among Nextel Partners, Inc., and Wachovia Capital Markets, LLC and Credit Suisse First Boston LLC relating to the 1 1/2% convertible senior notes due 2008.
10.72(38)	Indenture between Nextel Partners, Inc. and The Bank of New York, dated as of May 13, 2003.
10.73(39)	Registration Rights Agreement dated as of May 13, 2003 by and among Nextel Partners, Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and Wachovia Securities.
10.74(40)	Restricted stock plan.
10.75(40)	Employment Agreement, dated as of July 17, 2003 between Nextel Partners Operating Corp, Nextel Partners, Inc. and Barry L. Rowan.
10.76(40)	Asset Purchase Agreement dated July 15, 2003 by and between Nextel Operations, Inc. and Nextel Partners Equipment Corp.
10.77	Credit Agreement dated as of December 19, 2003 by and between Nextel Partners Operating Corp., J.P. Morgan Securities, Inc., Morgan Stanley Senior Funding, Inc., UBS Securities LLC, Wachovia Securities, General Electric Capital Corporation, and JPMorgan Chase Bank, including all exhibits thereto.
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP
23.2***	Notice Regarding Consent of Arthur Andersen LLP
24.1	Powers of Attorney (included on signature page hereof).
31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18. U.S.C. Section 1350.
32.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

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

***
Pursuant to Rule 437a promulgated under the Securities Act, no consent is filed herewith.

(1)
Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(2)
Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(3)
Intentionally omitted.

(4)
Intentionally omitted.

(5)
Intentionally omitted.

(6)
Intentionally omitted.

(7)
Intentionally omitted.

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
Intentionally omitted.

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
Intentionally omitted.

(24)
Incorporated by reference to Exhibit 10.60 to Form 10-Q filed August 13, 2001.

(25)
Incorporated by reference to Exhibit 10.6 to Form 10-Q filed May 11, 2001.

(26)
Incorporated by reference to Exhibit 10.6(a) to Form 10-Q filed August 13, 2001.

(27)
Incorporated by reference to Exhibit 21 to Form S-4 filed February 8, 2002.

(28)
Intentionally omitted.

(29)
Incorporated by reference to Exhibit 10.18(b) to Form 10-Q filed August 14, 2002.

(30)
Incorporated by reference to Exhibit 10.18(c) to Form 10-Q filed August 14, 2002.

(31)
Incorporated by reference to Exhibit 10.65 to Form 10-Q filed May 14, 2002.

(32)
Incorporated by reference to Exhibit 10.65(a) to Form 10-Q filed May 14, 2002.

(33)
Incorporated by reference to Exhibit 10.68 to Form 10-Q filed August 14, 2003.

(34)
Incorporated by reference to Exhibit 10.69 to Form 10-Q filed August 14, 2003.

(35)
Incorporated by reference to the Exhibit of the same number to Form 10-Q filed May 13, 2003.

(36)
Incorporated by reference to the Exhibit of the same number to Form 10-K filed March 27, 2003.

(37)
Incorporated by reference to the Exhibit of the same number to Form 10-Q filed August 14, 2003.

(38)
Incorporated by reference to Exhibit 4.3 to Form S-3 filed June 20, 2003.

(39)
Incorporated by reference to Exhibit 4.4 to Form S-3 filed June 20, 2003.

(40)
Incorporated by reference to the Exhibit of the same number to Form 10-Q filed November 7, 2003.

QuickLinks

NEXTEL PARTNERS, INC. FORM 10-K Table Of Contents
PART I
PART I
  Item 1. Business
Forward-Looking Statements
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Index to Consolidated Financial Statements
Independent Auditors' Report
REPORT OF PRIOR INDEPENDENT PUBLIC ACCOUNTANTS
NEXTEL PARTNERS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share amounts)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share amounts)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2003, 2002 and 2001
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS