Form 10-Q
period 2004-03-31
NEXTEL PARTNERS INC
filed 2004-05-10
CIK 1085707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
(Address of principal executive offices, zip code and registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on May 3, 2004

Class A Common Stock	183,984,268 shares
Class B Common Stock	79,056,228 shares

NEXTEL PARTNERS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

(dollars in thousands, except per share amounts)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$125,792	$122,620
Short-term investments	136,323	146,191
Accounts receivable, net of allowance $15,790 and $14,873, respectively	151,952	150,219
Subscriber equipment inventory	28,851	24,007
Other current assets	15,402	19,006
Total current assets	458,320	462,043

PROPERTY, PLANT AND EQUIPMENT, at cost	1,407,112	1,380,866
Less - accumulated depreciation and amortization	(392,296)	(355,770)
Property, plant and equipment, net	1,014,816	1,025,096

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	373,717	371,898
Debt issuance costs and other, net of accumulated amortization of $7,468 and $12,165, respectively	29,114	30,273
Total non-current assets	402,831	402,171

TOTAL ASSETS	$1,875,967	$1,889,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,450	$76,654
Accrued expenses and other current liabilities	88,346	98,878
Due to Nextel WIP	8,678	9,893
Total current liabilities	176,474	185,425

LONG-TERM OBLIGATIONS:
Long-term debt	1,640,647	1,653,539
Deferred income taxes	46,186	45,387
Other long-term liabilities	17,280	18,255
Total long-term obligations	1,704,113	1,717,181

TOTAL LIABILITIES	1,880,587	1,902,606

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, Class A, par value $.001 per share 183,831,752 and 183,186,434 shares, respectively, issued and outstanding, and paid-in capital	1,019,181	1,015,376
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(1,185,989)	(1,190,643)
Deferred compensation	(1,124)	(1,341)
Total stockholders’ equity (deficit)	(4,620)	(13,296)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,875,967	$1,889,310

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

(dollars in thousands, except per share amounts)

(unaudited)

	For the three months ended March 31,
	2004	2003

REVENUES:

Service revenues (earned from Nextel WIP $33,787 and $22,949, respectively)	$287,262	$200,542
Equipment revenues	18,869	7,267
Total revenues	306,131	207,809

OPERATING EXPENSES:

Cost of service revenues (excludes depreciation of $29,696 and $26,407, respectively) (incurred from Nextel WIP $26,324 and $19,842, respectively)	83,331	71,581
Cost of equipment revenues	35,306	21,602
Selling, general and administrative (incurred from Nextel WIP $3,704 and $2,504, respectively)	113,422	88,635
Stock based compensation (primarily selling, general and administrative related)	217	263
Depreciation and amortization	36,569	32,506
Total operating expenses	268,845	214,587
INCOME (LOSS) FROM OPERATIONS	37,286	(6,778)
Interest expense, net	(30,952)	(40,293)
Interest income	677	801
Loss on early retirement of debt	(1,558)	(45)
INCOME (LOSS) BEFORE DEFERRED INCOME TAX PROVISION	5,453	(46,315)
Deferred income tax provision	(799)	(2,874)
NET INCOME (LOSS)	4,654	(49,189)
Mandatorily redeemable preferred stock dividends	—	(1,049)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,654	$(50,238)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.02	$(0.20)
Diluted	$0.02	$(0.20)

Weighted average number of shares outstanding:
Basic	262,398,591	250,434,106
Diluted	271,086,490	250,434,106

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,654	$(49,189)
Adjustments to reconcile net income (loss) to net cash from operating activities
Deferred income tax provision	799	2,874
Depreciation and amortization	36,569	32,506
Amortization of debt issuance costs	1,143	1,107
Interest accretion for senior discount notes	20	14,205
Bond discount amortization	228	303
Loss on retirement of debt	1,558	45
Fair value adjustments of derivative instruments	(1,134)	(609)
Stock based compensation	217	263
Other	(132)	(154)
Changes in current assets and liabilities:
Accounts receivable, net	(1,733)	5,046
Subscriber equipment inventory	(4,844)	5,726
Other current and long-term assets	3,688	583
Accounts payable, accrued expenses and other current liabilities	(2,691)	(13,790)
Operating advances due from Nextel WIP	(534)	(3,254)
Net cash from operating activities	37,808	(4,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,667)	(65,267)
FCC licenses	(2,336)	(13,441)
Proceeds from sale and maturities of short-term investments, net	9,868	43,046
Net cash from investing activities	(24,135)	(35,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	3,219	133
Proceeds from stock issued for employee stock purchase plan	620	479
Proceeds from sale lease-back transactions	389	892
Debt repayments	(13,678)	—
Capital lease payments	(776)	(387)
Debt and equity issuance costs	(275)	(456)
Net cash from financing activities	(10,501)	661

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,172	(39,339)

CASH AND CASH EQUIVALENTS, beginning of period	122,620	67,522

CASH AND CASH EQUIVALENTS, end of period	$125,792	$28,183

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for income taxes	$—	$—
Capitalized interest on accretion of senior discount notes	$—	$192
Accretion of mandatorily redeemable preferred stock dividends	$—	$1,049
Retirement of long-term debt with common stock	$—	$6,973
Cash paid for interest, net of capitalized amount	$42,774	$21,585

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements

March 31, 2004

(unaudited)

1.  BASIS OF PRESENTATION

Our interim consolidated condensed financial statements for the three-month periods ended March 31, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC, for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003 and quarterly filings on Form 10-Q filed with the SEC.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

2.  OPERATIONS

Description of Business

Nextel Partners (“We”) provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission, or FCC. Our operations are primarily conducted by Nextel Partners Operating Corp. (“OPCO”), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

Our digital network (“Nextel Digital Wireless Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (“Motorola”) (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”), govern the support services to be provided to us by Nextel WIP (see Note 7).

3.  SIGNIFICANT ACCOUNTING POLICIES

Concentration of Risk

We believe that the geographic and industry diversity of our customer base minimizes the risk of incurring material losses due to concentration of credit risk.

We are a party to certain equipment purchase agreements with Motorola (see Note 7). For the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to construct and make operational our portion of the Nextel Digital Wireless Network as well as for the provision of digital mobile telephone handsets and accessories.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjust basic earnings per common share for the effects of potentially dilutive common shares.  Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plan and outstanding unvested restricted stock using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes using the if-converted method.  For the three months ended March 31, 2003 the basic and diluted income (loss) per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.

The following is a reconciliation of the weighted average shares used in the basic and diluted net income per common share computations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share amounts)
Income (loss) attributable to common stockholders (numerator for basic and diluted)	$4,654	$(50,238)

Gross weighted average common shares outstanding (denominator for basic)	262,568,591	250,614,106
Less: Weighted average common shares subject to repurchase	(170,000)	(180,000)
Weighted average common shares outstanding - basic	262,398,591	250,434,106
Effect of dilutive securities:
Stock options	8,564,089	—
Restricted stock (unvested)	123,810	—
Weighted average common shares outstanding - diluted	271,086,490	250,434,106

Net income (loss) per share, basic	$0.02	$(0.20)
Net income (loss) per share, diluted	$0.02	$(0.20)

For the three months ended March 31, 2004 approximately 32.9 million shares issuable upon the assumed conversion of our 1½% convertible senior notes due 2008 could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their antidilutive effects.  Additionally, approximately 8.0 million options were excluded from the calculation of diluted earnings per common share as their exercise prices exceeded the average market price of our class A common stock.

For the three months ended March 31, 2003 approximately 180,000 shares of restricted stock and

18.9 million stock options were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

Cash and Cash Equivalents

Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments

Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at March 31, 2004 and December 31, 2003 consisted of U.S. Treasury securities, mortgage-backed securities, and commercial paper. We classify our debt securities as trading because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

Sale-Leaseback Transactions

We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended March 31, 2004 and 2003 we received cash proceeds of approximately $389,000 and $892,000, respectively, for assets sold to third parties. No gain was recognized on these transactions.

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

On January 1, 2002 we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value.  We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an annual asset impairment analyses on our FCC licenses and to date we have determined there has been no impairment related to our FCC licenses.  For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force, or EITF, Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”

As a result of adopting SFAS No. 142, we record a non-cash income tax provision. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three-month periods ended March 31, 2004 and 2003, we recorded a $799,000 and $2.9 million, respectively, income tax provision relating to our FCC licenses.

Interest Rate Risk Management

We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. These loans were replaced in connection with the refinancing of our credit facility in December 2003; however, we maintained our existing rate swap agreements. These interest rate swap agreements have the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS No. 133 (as described below), amounts paid or received under the interest rate swap agreements were accrued as interest rates changed and recognized over the life of the swap agreement as an adjustment to interest expense. On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS No. 133, these swap agreements have been designated as ineffective cash flow hedges. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three months ended March 31, 2004 and 2003, we recorded non-cash, non-operating gains of $1.1 million and $609,000, respectively, related to the change in market value of interest rate swap agreements in interest expense.

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

For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billing to customers during the three months ended March 31, 2004 and 2003 were $3.0 million and $1.3 million, respectively.

For the three-month period ended March 31, 2003, we recognized revenue for phone equipment on a straight-line basis over the expected customer relationship, starting when the customer takes title. As required by Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition in Financial Statements,” our activation fees and phone equipment revenues were deferred and recognized over three years. The decision to defer these revenues was based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion was that our wireless service was essential to the functionality of the phone, due to the fact that our phones, which have a “push to talk” feature, could only be used on our digital network. Concurrently, the related costs for the phone equipment were deferred solely to the extent of deferred revenues. The direct and incremental equipment costs in excess of revenues generated from phone equipment sales were expensed. Subsequent to the initial deferral, the amortization of deferred revenues was equal to the amortization of the deferred costs, resulting in no change to net loss. For the three months ended March 31, 2004 and 2003, we recognized $6.7 million and $7.2 million, respectively, of activation fees and phone equipment revenues and equipment costs that had been previously deferred.

In November 2002, the EITF issued a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Issue No 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. We adopted EITF Issue No. 00-21 on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below.

Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This has resulted in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. In December of 2003, the SEC staff issued SAB No. 104, “Revenue Recognition in Financial Statements,” which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.

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

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Service revenues	$286,223	$201,164
Equipment revenues	$13,174	$11,061
Cost of equipment revenues	$28,572	$26,018
Income (loss) attributable to common stockholders	$4,654	$(50,238)

Income (loss) per share attributable to common stockholders, basic	$0.02	$(0.20)
Income (loss) per share attributable to common stockholders, diluted	$0.02	$(0.20)

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.” We have provided below the disclosures required by SFAS No. 148.

As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during first quarter 2004, our net income for the three months ended March 31, 2004, along with the basic and diluted income per share, would have declined.  Additionally, for the awards granted during first quarter 2003, our net loss for the three months ended March 31, 2003, along with the basic and diluted loss per share, would have increased.  The table below shows the adjustments to net income (loss) and basic and diluted income (loss) per share:

	For the Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$4,654	$(49,189)
Add: stock-based employee compensation expense included in reported net income (loss)	217	263
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(6,239)	(7,015)
As adjusted, net income (loss)	$(1,368)	$(55,941)

Basic income (loss) per share:
As reported	$0.02	$(0.20)
As adjusted	$(0.01)	$(0.23)

Diluted income (loss) per share:
As reported	$0.02	$(0.20)
As adjusted	$(0.01)	$(0.23)

Weighted average fair value per share of options granted	$8.40	$4.69

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2004	2003
Expected stock price volatility	70.7%	74% - 85%
Risk-free interest rate	3.4%	3.6% - 3.8%
Expected life in years	5 years	6 years
Expected dividend yield	0.00%	0.00%

The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We adopted FIN 46R effective January 1, 2004 without any impact to our financial statements.

4. PROPERTY AND EQUIPMENT

	As of
	March 31, 2004	December 31, 2003
	(in thousands)
Building and improvements	$8,883	$8,523
Equipment	1,248,229	1,223,279
Furniture, fixtures and software	116,586	105,544
Less—accumulated depreciation and amortization	(392,296)	(355,770)
Subtotal	981,402	981,576
Construction in progress	33,414	43,520
Total property and equipment	$1,014,816	$1,025,096

5. NON-CURRENT PORTION OF LONG-TERM DEBT

	As of
	March 31, 2004	December 31, 2003
	(in thousands)
12 1/2% Senior Discount Notes due 2009, net of $7.7 million and $7.9 million, respectively	$138,572	$138,344
14% Senior Discount Notes due 2009	—	1,773
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	356,950	367,450
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	300,000	300,000
8 1/8% Senior Notes due 2011, interest payable semi-annually in cash and in arrears	450,000	450,000
Bank Credit Facility—Tranche B Loan, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	375,000	375,000
Capital Lease Obligations	20,125	20,972
Total non-current portion of long-term debt	$1,640,647	$1,653,539

12 1/2% Senior Discount Notes Due 2009

The 12 1/2% senior discount notes due 2009 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 12 1/2% senior discount notes due 2009 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO. As of March 31, 2004, we were in compliance with applicable covenants.

14% Senior Discount Notes Due 2009

On March 15, 2004, we redeemed for cash the remainder of our outstanding 14% senior discount notes due 2009, representing $1.8 million aggregate principal amount at maturity, for a total redemption price of $1.9 million.  As a result of this transaction the notes have been paid in full.

11% Senior Notes Due 2010

During March 2004, we repurchased for cash $10.5 million (principal amount at maturity) of the outstanding 11% senior notes due 2010 for $11.8 million.

The 11% senior notes due 2010 represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 11% senior notes due 2010 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.  As of March 31, 2004, we were in compliance with applicable covenants.

1 1/2% Convertible Senior Notes Due 2008

In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due 2008 in private placements. At the option of the holders, the 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at a conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues at the rate of 1 1/2% per annum, which interest is to be paid semi-annually on May 15 and November 15 of each year, and commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues at the rate of 1 1/2% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, and commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

8 1/8% Senior Notes Due 2011

The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables of OPCO.  As of March 31, 2004, we were in compliance with applicable covenants.

Bank Credit Facility

The credit facility includes a $375.0 million tranche B term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche B term loan. The tranche B term loan matures on the last business day in November falling on or nearest to November 30, 2010. The revolving credit facility will terminate on the last business day in November falling on or nearest to November 30, 2009. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche B term loan. As of March 31, 2004, $375.0 million of the tranche B term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans.

The tranche B term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche B term loan is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.75% and 3.00% over LIBOR and between 1.75% and 2.00% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2004, the interest rate on the tranche B term loan was 4.13%.

Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of the subsidiaries of OPCO and a pledge of their capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of March 31, 2004, we were in compliance with all covenants associated with this credit facility.

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

The following schedule shows the pro forma impact of SFAS No. 150 had it been effective in prior periods.

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income (loss), as reported	$4,654	$(49,189)
Less: mandatorily redeemable preferred stock dividend classified as interest expense	—	(1,049)
Net income (loss), adjusted for SFAS No. 150	$4,654	$(50,238)

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed against us, two of our executive officers and four of the underwriters involved in our initial public offering. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer until August 2003, and the underwriters involved in our initial public offering. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint seeks recessionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. The plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The proposed settlement, which is not material to us, is subject to a number of contingencies, including negotiation of a settlement agreement and its approval by the Court. We are unable to determine whether or when a settlement will occur or be finalized.

On June 8, 2001, a purported class action lawsuit was filed against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants’ consolidated motion to dismiss plaintiffs’ claims on preemption grounds. The plaintiffs have appealed. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the Western District of Missouri conducted a final approval hearing and on April 20, 2004, the court approved the settlement. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions or the items discussed above will have a material effect on our financial position or results of operations.

7. RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

Pursuant to the equipment purchase agreements between us and Motorola, who held approximately 2.3% of our outstanding common stock as of March 31, 2004, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Wireless Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

For the three months ended March 31, 2004 and 2003, we paid Motorola approximately $30.6 million and $44.0 million, respectively, for infrastructure and other equipment, handsets, warranties and services.

Nextel Operating Agreements

We, our operating subsidiary and Nextel WIP, which held approximately 30.1% of our outstanding common stock as of March 31, 2004 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended March 31, 2004 and 2003,we earned approximately $33.8 million and $22.9 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended March 31, 2004 and 2003, we incurred charges from Nextel WIP totaling $26.3 million and $19.8 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

During 2003 and 2004 Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended March 31, 2004 and 2003, we were charged approximately $2.6 million and $1.2 million, respectively, for these services. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended March 31, 2004 and 2003, we were charged approximately $1.1 million and $1.3 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock.

Business Relationship

In the ordinary course of business, we have leased tower space from American Tower Corporation, of which one of our directors is a stockholder, and former president, chief executive officer and chairman of the board of directors. During the three months ended March 31, 2004, and 2003, we paid American Tower Corporation $2.5 million and $2.3 million, respectively, for these tower leases.

8. Subsequent Events

On April 28, 2004, we commenced a tender offer and consent solicitation relating to all of our outstanding 11% senior notes due 2010.  In connection with the tender offer, we are also soliciting consents to eliminate substantially all restrictive covenants and certain event of default provisions in the indentures under which the 11% senior notes due 2010 were issued.  We intend to finance the tender offer with the proceeds from a combination of one or more of the following: a refinancing of our existing $375.0 million tranche B term loan with a new tranche C term loan, an offering of notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and other available funds.  The securities to be offered have not been registered under the Securities Act of 1933, and may not be offered or sold in the United States, absent registration or an applicable exemption from such registration requirements.

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

Please read the following discussion together with our 2003 annual report on Form 10-K along with the Selected Consolidated Financial Data, the consolidated financial statements and the related notes included elsewhere in this report.

Overview

We provide fully integrated, wireless digital communications services using the Nextel® brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include Nationwide Direct ConnectSM, cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization’s internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where over 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 294 of the top 300 metropolitan statistical areas in the United States.

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

As of March 31, 2004, we had approximately 1,322,000 digital subscribers. Our network provides coverage to approximately 38 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin.  We also hold licenses in Kansas and Wyoming, but currently do not have any cell sites operational in these states.

During first quarter of 2004 we continued to stay focused on our key financial and operating performance metrics, including net income, Adjusted EBITDA, ARPU, churn and LRS, and an efficient yet aggressive growth strategy (including revenues and number of subscribers).  Accomplishments during the first quarter of 2004, which we believe are important indicators of our overall performance and financial well-being, include:

•                  Achieving for the first time in our history a net income of $4.7 million and earnings per share of $0.02 for both basic and diluted outstanding common shares.

•                  Growing our subscriber base approximately 37% in a twelve-month period by adding approximately 357,400 net new customers to end the first quarter of 2004 at 1,322,000 subscribers as compared to 964,600 as of March 31, 2003.

•                  Increasing Adjusted EBITDA 185% from $26.0 million for the three months ended March 31, 2003 to $74.1 million for the three months ended March 31, 2004.

•                  Increasing ARPU $2 from $65 for the first quarter of 2003 to $67 for the first quarter of 2004.

•                  Improving our customer churn rate to 1.5% for the three-month period ended March 31, 2004 compared to 1.7% for the first quarter of 2003.

•                  Remaining one of the industry leaders in lifetime revenue per subscriber (“LRS”) with an LRS of $4,467 for the first quarter of 2004 compared to an LRS of $3,824 for the first quarter of 2003.

•                  Generating $37.8 million in cash from operating activities during the first quarter of 2004 compared to using $4.3 million during the first quarter of 2003.

•                  Continuing to strengthen our balance sheet by redeeming the remainder of our outstanding 14% senior discount notes due 2009, representing $1.8 million aggregate principal amount at maturity, and repurchasing approximately $10.5 million (principal amount at maturity) of our outstanding 11% senior notes due 2010 for cash in open-market purchases.

Please see “— Selected Consolidated Financial Data – Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA, ARPU and LRS as non-GAAP financial measures.  Our operations are primarily conducted by OPCO.  Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

SELECTED CONSOLIDATED FINANCIAL DATA

We have summarized below our historical consolidated financial data as of and for the three months ended March 31, 2004 and 2003. The historical operating data presented below for the same periods are derived from our records.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues (1)	$287,262	$200,542
Equipment revenues (1)	18,869	7,267
Total revenues	306,131	207,809

Operating expenses:
Cost of service revenues (excludes depreciation of $29,696 and $26,407, respectively)	83,331	71,581
Cost of equipment revenues (1)	35,306	21,602
Selling, general and administrative	113,422	88,635
Stock-based compensation (primarily selling, general and administrative related)	217	263
Depreciation and amortization	36,569	32,506
Total operating expenses	268,845	214,587
Operating income (loss)	37,286	(6,778)
Other income (expense):
Interest expense, net	(30,952)	(40,293)
Interest income	677	801
Loss on early extinguishment of debt	(1,558)	(45)
Total other income (expense)	(31,833)	(39,537)
Income (loss) before deferred income tax provision	5,453	(46,315)
Income tax provision	(799)	(2,874)
Net income (loss)	4,654	(49,189)
Mandatorily redeemable preferred stock dividends (2)	—	(1,049)
Income (loss) attributable to common stockholders	$4,654	$(50,238)

Net income (loss) per share attributable to common stockholders, basic	$0.02	$(0.20)
Net income (loss) per share attributable to common stockholders, diluted	$0.02	$(0.20)

	As of March 31, 2004	As of December 31, 2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$262,115	$268,811
Property, plant and equipment, net	1,014,816	1,025,096
FCC operating licenses, net	373,717	371,898
Total assets	1,875,967	1,889,310
Current liabilities	176,474	185,425
Long-term debt	1,640,647	1,653,539
Total stockholders’ equity (deficit)	(4,620)	(13,296)
Total liabilities and stockholders’ equity (deficit)	$1,875,967	$1,889,310

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Other Data:
Covered Pops (end of period) (millions)	38	36
Subscribers (end of period)	1,322,000	964,600
Cash flows from operating activities	$37,808	$(4,338)
Cash flows from investing activities	$(24,135)	$(35,662)
Cash flows from financing activities	$(10,501)	$661
Adjusted EBITDA (3)	$74,072	$25,991
Net capital expenditures (4)	$26,039	$55,753

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

 (2)                               In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement was effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it was effective at the beginning of the first interim period beginning after June 15, 2003. We identified that our Series B mandatorily redeemable preferred stock was within the scope of this statement and reclassified it to long-term debt and began recording the Series B mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003. We redeemed all of our outstanding Series B mandatorily redeemable preferred stock on November 21, 2003 and currently have no other preferred stock outstanding.

(3)                                  The term “EBITDA” refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term “Adjusted EBITDA” to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early extinguishment of debt and stock-based compensation. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States of America and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. The following schedule reconciles Adjusted EBITDA to net cash from operating activities reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Net cash from operating activities (as reported on Consolidated Statements of Cash Flows)	$37,808	$(4,338)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of amounts capitalized	42,774	21,585
Interest income	(677)	(801)
Change in working capital	(5,833)	9,545
Adjusted EBITDA	$74,072	$25,991

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

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Capital expenditures (as reported on Consolidated Statements of Cash Flows)	$31,667	$65,267
Less: cash paid portion of capitalized interest	(209)	(321)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(389)	(892)
Change in capital expenditures accrued or unpaid	(5,030)	(8,301)
Net capital expenditures	$26,039	$55,753

Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)

The information presented in this report includes financial information prepared in accordance with GAAP, as well as other financial measures that may be considered non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. As described more fully below, management believes these non-GAAP measures provide meaningful additional information about our performance and our ability to service our long-term debt and other fixed obligations and to fund our continued growth. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.

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

	For the Three Months Ended March 31,
	2004	2003
	(unaudited) (in thousands, except ARPU)
ARPU (without roaming revenues)
Service revenues	$287,262	$200,542
Adjust: activation fees deferred and recognized for SAB No. 101	(1,039)	622
Add: activation fees reclassified for EITF No. 00-21(1)	2,181	—
Less: roaming and other revenues	(33,964)	(22,949)
Service revenues for ARPU	$254,440	$178,215
Average units (subscribers)	1,271	921
ARPU	$67	$65

	For the Three Months Ended March 31,
	2004	2003
	(unaudited) (in thousands, except ARPU)
ARPU (including roaming revenues)
Service revenues	$287,262	$200,542
Adjust: activation fees deferred and recognized for SAB No. 101	(1,039)	622
Add: activation fees reclassified for EITF No. 00-21(1)	2,181	—
Less: other revenues	(177)	—
Service plus roaming revenues for ARPU	$288,227	$201,164
Average units (subscribers)	1,271	921
ARPU, including roaming revenues	$76	$73

(1)                                  On July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. Subsequent to that date, each month we recognize the activation fees, phone equipment revenues and equipment costs that had been previously deferred in accordance with Staff Accounting Bulletin, or SAB, No. 101. Under the provisions of SAB No. 101, “Revenue Recognition in Financial Statements,” we accounted for the sale of our phone equipment and the subsequent service to the customer as a single unit of accounting due to the fact that our wireless service is essential to the functionality of our phones. Accordingly, we recognized revenues from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period when title to the phone passed to the customer. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. In December 2003, the SEC staff issued SAB No. 104, “Revenue Recognition in Financial Statements,” which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.

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

	For the Three Months Ended March 31,
	2004	2003

ARPU	$67	$65
Divided by: churn%	1.5%	1.7%
Lifetime revenue per subscriber	$4,467	$3,824

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

Total revenues increased 47% to $306.1 million for the three months ended March 31, 2004 as compared to $207.8 million generated in the same period in 2003. This growth in revenues was due mostly to the increase in our subscriber base, increasing the average revenue per customer and recognizing revenue previously deferred in accordance with SAB No. 101. We expect our revenues to continue to increase as we add more subscribers and continue to introduce new products. Although we anticipate continued growth in our revenues in 2004, we have launched all of our markets and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

For the first quarter of 2004, our ARPU was $67 (or $76, including roaming revenues from Nextel), which was an increase of $2 compared to the first quarter of 2003. Even with continued competitive pricing pressure, we attribute our ability to increase ARPU to $67 to the following factors:

•      our continued focus on high value customers;

•      the 16% growth in minutes of use during the first quarter of 2004 for an average of 701 monthly minutes per subscriber compared to an average of 603 monthly minutes for the same period in 2003;

•      growth in the number of subscribers participating in service and repair programs;

•      increased fees charged to customers starting during the second quarter of 2003 to recover a portion of the costs associated with government mandated telecommunication services such as enhanced E911 (the 911 emergency mobile telephone service) and number portability; and

•      a strong response to using Nationwide Direct Connect which started in August 2003 and was billed either as a monthly rate plan or at a rate of $0.10 per minute of use.

We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for 2004. The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended March 31, 2004 and 2003 and our ARPU for those periods.

	For the Three Months Ended March 31, 2004	% of Consolidated Revenues	For the Three Months Ended March 31, 2003	% of Consolidated Revenues
	(in thousands, except percentages)

Service and roaming revenues	$287,262	94%	$200,542	97%
Equipment revenues	18,869	6%	7,267	3%

Total revenues	$306,131	100%	$207,809	100%

ARPU(1)	$67		$65

(1)  See “Selected Consolidated Financial Data-Additional Reconciliations of Non-GAAP Financial Measures

 (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.

Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 43% to $287.3 million for the three-month period ended March 31, 2004 as compared to $200.5 million for the same period in 2003. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for the first quarter of 2004 accounted for approximately 12% of our service revenues, as compared to 11% in the first quarter of 2003. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

We adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This results in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101 (as amended by SAB 104 in December 2003.) For a more detailed discussion of this accounting policy, please see “— Critical Accounting Policies—Revenue Recognition.”

The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the effects of the adoption of EITF No. 00-21 and SAB No. 101. We believe the adjusted amounts best represent the actual service revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues that we use to measure our operating performance.

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Revenues:
Service revenues as reported	$287,262	$200,542
Activation fees deferred (SAB No. 101)	—	$1,631
Previously deferred activation fees recognized (SAB No. 101)	(1,039)	(1,009)
Activation fees to equipment revenues (EITF No. 00-21)	2,181	—
Total service revenues without SAB No. 101 and EITF No. 00-21	$288,404	$201,164

Equipment revenues as reported:	$18,869	$7,267
Equipment revenues deferred (SAB No. 101)	—	10,028
Previously deferred equipment revenues recognized (SAB No. 101)	(5,695)	(6,234)
Activation fees from service revenues (EITF No. 00-21)	(2,181)	—
Total equipment revenues without SAB No. 101 and EITF No. 00-21	$10,993	$11,061

Cost of equipment revenues as reported:	$35,306	$21,602
Cost of equipment revenues deferred (SAB No. 101)	—	11,659
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(6,734)	(7,243)
Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$28,572	$26,018

Equipment revenues reported for the first quarter of 2004 were $18.9 million as compared to $7.3 million reported for the same period in 2003, representing an increase of $11.6 million. Of the $11.6 million increase from 2003 to 2004, $9.5 million relates to recognizing net equipment revenues previously deferred pursuant to SAB No. 101 and recording $2.2 million of activation fees as equipment revenues based on EITF No. 00-21. The remaining $68,000 represents a decline in equipment revenues for the first quarter of 2004 compared to the same period in 2003 due in part to selected handset pricing promotions offset by an increase in number of gross additional subscribers.  Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

Cost of Service Revenues

Cost of service revenues consists primarily of network operating costs, which include site rental fees for cell sites and switches, utilities, maintenance and interconnect and other wireline transport charges. Cost of service revenues also includes the amounts we must pay Nextel WIP when our customers roam onto Nextel’s portion of the Nextel Digital Wireless Network. These expenses depend mainly on the number of operating cell sites, total minutes of use and the mix of minutes of use between interconnect and Direct Connect. The use of Direct Connect is more efficient than interconnect and, accordingly, less costly for us to provide.

For the three months ended March 31, 2004, our cost of service revenues was $83.3 million as compared to $71.6 million for the same period in 2003, representing an increase of $11.7 million, or 16%. The increase in costs was partially the result of bringing on-air approximately 244 additional cell sites since March 31, 2003.  Furthermore, our number of customers grew 37% since March 31, 2003, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to first quarter 2003, the average monthly minutes of use per subscriber increased by 16%, to 701 average monthly minutes of use per subscriber from 603 average monthly minutes of use per subscriber for the same period in 2003. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.

We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized.

Cost of Equipment Revenues

Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues for the three-month period ended March 31, 2004 was $35.3 million as compared to $21.6 million for the same period in 2003, or an increase of $13.7 million. The increase in costs relates mostly to recognizing $11.1 million of equipment costs that were previously deferred in accordance with SAB No. 101 and $2.6 million due to the costs associated with the increased volume of subscribers. The table below reflects the cost of equipment revenues taking into account the effect of eliminating SAB No. 101.

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Cost of equipment revenues as reported	$35,306	$21,602
Cost of equipment revenues deferred (SAB No. 101)	—	11,659
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(6,734)	(7,243)
Total cost of equipment revenues without SAB No. 101	$28,572	$26,018

Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $17.6 million for the three months ended March 31, 2004 as compared to a loss of $15.0 million for the same period in 2003. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months Ended March 31,
	2004	2003
	(in thousands)
Equipment revenues billed	$10,993	$11,061
Cost of equipment revenues billed	(28,572)	(26,018)
Total gross subsidy for equipment	$(17,579)	$(14,957)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended March 31, 2004, selling, general and administrative expenses were $113.4 million compared to $88.6 million for the same period in 2003, representing an increase of $24.8 million, or 28%.

Sales and marketing expenses increased $8.9 million, or 22%, from first quarter 2003 to the same period in 2004 due to the following:

•      $5.8 million higher commissions and residuals earned by our indirect dealers as a result of increased new subscriber activations from this channel. Indirect dealers earn commissions for activation of handsets for new subscribers. In addition, we pay some indirect dealers residuals to encourage ongoing customer support and to promote sales to high value customers who are more likely to generate higher monthly service revenues and less likely to deactivate service;

•      $2.5 million increase in advertising and media expenses as a result of general marketing campaigns directed mostly at growth for the low cost distribution channel along with sponsorship for NASCAR in conjunction with Nextel; and

•      $616,000 operating costs for the 37 new retail stores put in operation during 2003 and first quarter 2004, for a total of 41 retail stores at March 31, 2004.  We expect to add an additional 30 retail stores during 2004, which will result in additional start-up and operating costs.

General and administrative costs include costs associated with customer care center operations, service and repair for customer phones along with corporate personnel including billing, collections, legal, finance, human resources and information technology.

The $15.9 million, or 32%, increase in general and administrative costs compared to first quarter 2003 reflects:

•      a $5.2 million increase due to hiring additional staff and operating expenses to support our growing customer base and related customer care activities in Las Vegas, Nevada and Panama City Beach, Florida;

•      a $8.0 million increase in billing, bad debt, collection and customer retention expenses to support a larger and growing customer base; and

•      a $2.7 million increase in support of our information systems, facilities and corporate expenses.

As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we anticipate being able to implement.

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2004 and 2003, we recorded non-cash, stock–based compensation expense associated with our grants of restricted stock and employee stock options of approximately $217,000 and $263,000, respectively. Subject to our mandatory adoption of any future accounting pronouncements, we expect stock-based compensation expense to continue to decrease as the options and restricted stock continue to vest.

Depreciation and Amortization Expense

For the first quarter ended March 31, 2004, our depreciation and amortization expense was $36.6 million compared to $32.5 million for the same period in 2003, representing an increase of 13%. The $4.1 million increase in depreciation expense was due to adding approximately 244 cell sites.  We also acquired furniture and equipment for our offices and 37 new retail stores. We expect depreciation to continue to increase due to additional cell sites we plan to place in service.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined $9.3 million, or 23%, from $40.3 million for the three-month period ended March 31, 2003 to $31.0 million for the three-month period ended March 31, 2004. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes due 2009, 12 1/2% senior discount notes due 2009 and 11% senior notes due 2010. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $1.1 million for the first quarter of 2004 compared to approximately $609,000 non-cash fair market value gain for the same period in 2003.

For the three months ended March 31, 2004, interest income was $677,000 compared to $801,000 for 2003. This decrease was due mostly to a decline in interest rates on our short-term investments.

Loss on Early Retirement of Debt

For the three months ended March 31, 2004, we recorded a $1.6 million loss on early retirement of debt related to our redemption for cash of the remainder of our outstanding 14% senior discount notes due 2009, representing $1.8 million aggregate principal amount at maturity, and our repurchase for cash of $10.5 million (principal amount at maturity) of our 11% senior notes due 2010.

Deferred Income Tax Provision

Since we ceased amortizing licenses for financial statement purposes on January 1, 2002 in accordance with SFAS 142, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase.  During the three months ended March 31, 2004 and 2003, we recorded a deferred income tax provision of $799,000 and $2.9 million, respectively, relating to our FCC licenses.

Net Income (Loss) Attributable to Common Stockholders

For the three months ended March 31, 2004, we had net income attributable to common stockholders of approximately $4.7 million compared to a net loss attributable to common stockholders of $50.2 million for the same period in 2003, representing an improvement of $54.9 million, or 109%. The $4.7 million net income included a $1.6 million loss for early retirement of debt that pertains to an aggregate of debt reduction and refinancing transactions totaling $12.3 million (principal amount at maturity). With our continuing achievements in growing the revenues as well as scaling our cost structure, we expect to see net income increase throughout the year.

Liquidity and Capital Resources

As of March 31, 2004, our cash and cash equivalents and short-term investments balance was approximately $262.1 million, a decrease of $6.7 million compared to the balance of $268.8 million as of December 31, 2003 and an increase of $149.5 million compared to the balance of $112.6 million as of March 31, 2003. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $362.1 million as of March 31, 2004. The $6.7 million decrease in our liquidity position from December 31, 2003 was in part a result of our redemption for cash of approximately $1.8 million (principal amount at maturity) of our remaining 14% senior discount notes due 2009 and our repurchase for cash of $10.5 million (principal amount at maturity) of our 11% senior notes due 2010.

Statement of Cash Flows Discussion

	For the Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(in thousands)
Net cash from operating activities	$37,808	$(4,338)	$42,146	972%
Net cash from investing activities	$(24,135)	$(35,662)	$11,527	32%
Net cash from financing activities	$(10,501)	$661	$(11,162)	(1,689)%

For the three months ended March 31, 2004, we generated $37.8 million in cash from operating activities, as compared to our use of $4.3 million in cash for the same period in 2003. The $42.1 million increase in funds from operating activities was due to the following:

•      a $42.6 million increase in cash generated from operating activities, excluding changes in current assets and liabilities; and

•      a $13.8 million decrease in accounts payable and other current liabilities due to the timing of payments; offset by

•      a $6.8 million increase in our accounts receivable balance from customers due to the growth in number of subscribers; and

•      a $7.5 million increase in our on-hand subscriber equipment inventory and other current assets.

Net cash from investing activities for the three months ended March 31, 2004 was $24.1 million compared to $35.7 million for the same period in 2003. The $11.6 million decline in net cash from investing activities was primarily due to:

•      a $33.6 million decrease in capital expenditures; and

•      a $11.1 million decrease in FCC licenses acquired; offset by

•      a $33.1 million decrease in net cash proceeds from the sale and maturities of short-term investments.

Net cash from financing activities for the three months ended March 31, 2004 totaled $10.5 million, which was an increase of $11.2 million compared to $661,000 provided in the same period in 2003.  The $11.2 million net increase in cash used in financing activities was due to:

•      a $13.7 million increase in cash used to redeem the remainder of our outstanding 14% senior discount notes due 2009 and repurchase for cash in open-market purchases our 11% senior notes due 2010;

•      a $175,000 increase in capital lease payments and debt and equity issuance costs; and

•      a $503,000 decline in proceeds from sale leaseback transactions; offset by

•      a $3.2 million increase in proceeds from stock options exercised and the cash proceeds from employee purchases of stock.

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

To the extent we are not able to continue to generate positive cash from operating activities, we will be required to use more of our available liquidity to fund operations or we would require additional financing. We may be unable to raise additional capital on acceptable terms, if at all. Furthermore, our ability to generate positive cash from operating activities is dependent upon the amount of revenue we receive from customers, operating expenses required to provide our service, the cost of acquiring and retaining customers and our ability to continue to grow our customer base.

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

The following table provides details regarding our contractual obligations subsequent to March 31, 2004:

	Payments due by Period
Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt	$—	$—	$938	$3,750	$303,750	$1,319,762	$1,628,200
Capital lease obligations	2,432	3,499	3,817	4,163	4,540	4,952	23,403
Operating leases	58,093	65,703	45,496	31,471	20,028	46,646	267,437
Purchase obligations (1)	6,225	500	—	—	—	—	6,725
Total contractual obligations	$66,750	$69,702	$50,251	$39,384	$328,318	$1,371,360	$1,925,765

(1)           Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and notes to the consolidated financial statements in our 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

Sources of Funding

To date, third-party financing activities have provided all of our funding. Listed below are the sources of funding, including our refinancing activities:

•              proceeds from cash equity contributions and commitments of $202.8 million in January and September of 1999;

•              the offering of 14% senior discount notes due 2009 for initial proceeds of $406.4 million in January 1999, less $191.2 million for the partial redemption of these notes in April 2000, $86.1 million (principal amount at maturity) repurchased for cash in May and June 2003, $375.8 million (principal amount at maturity) as of June 30, 2003 repurchased pursuant to a tender offer commenced in June 2003, and $16.5 million (principal amount at maturity) and $4.8 million (principal amount at maturity) repurchased for cash in July 2003 and December 2003, respectively, and $1.8 million (principal amount at maturity) redeemed in March 2004;

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

•              the offering of 11% senior notes due 2010 for $200.0 million in March 2000 and an additional $200.0 million in 11% senior notes due 2010 in July 2000, less $22.6 million (principal amount at maturity) repurchased for cash in August 2003 and $10.5 million (principal amount at maturity) repurchased for cash in March 2004;

•              the offering of 12 1/2% senior discount notes due 2009 for $210.4 million in December 2001, less $11.1 million (principal amount at maturity) repurchased for cash in August 2003 and the redemption of $67.7 million (principal amount at maturity) in December 2003;

•              net proceeds totaling $28.0 million from the sale of switches in Kentucky and Florida in July and October 2002;

•              cancellation of existing indebtedness in November and December 2002 and January and February 2003 in the aggregate amount of $45.0 million (principal amount at maturity) in exchange for the issuance of shares of our Class A common stock;

•              the offering of 1 1/2% convertible senior notes due 2008 for $150.0 million in May 2003 and an additional $25.0 million in June 2003 pursuant to the exercise of an over-allotment option held by the initial purchasers of the notes;

•              the offering of 8 1/8% senior notes due 2011 for $450.0 million in June 2003;

•              the offering of 1 1/2% convertible senior notes due 2008 for $125.0 million in August 2003; and

•              net proceeds of $104.5 million from our sale of Class A common stock in November 2003.

Our funding sources from debt are described below in more detail:

On December 19, 2003, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc., as sole advisor, joint lead arranger and book runner, Morgan Stanley Senior Funding, Inc., as joint lead arranger and syndication agent, and JPMorgan Chase Bank, as administrative agent. The new credit facility includes a $375.0 million tranche B term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche B term loan. The tranche B term loan matures on the last business day in November falling on or nearest to November 30, 2010. The revolving credit facility will terminate on the last business day in November falling on or nearest to November 30, 2009. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche B term loan. As of March 31, 2004, $375.0 million of the tranche B term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. Borrowings under the new secured credit facility were used to repay borrowings under our previous $475.0 million senior secured credit facility.

The tranche B term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted London Interbank Offering Rate (“LIBOR”) plus, in each case, applicable margins. The initial applicable margin for the tranche B term loan is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.75% and 3.00% over LIBOR and between 1.75% and 2.00% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2004, the interest rate on the tranche B term loan was 4.13%.

Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of March 31, 2004, we were in compliance with all covenants associated with this credit facility.

Our 14% senior discount notes due 2009 were sold in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest began accruing on the notes on February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes (principal amount at maturity) plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. From May 13, 2003 through June 4, 2003, we repurchased for cash approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million. On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to repurchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $398.1 million. From July 1, 2003 through July 11, 2003, we repurchased for cash an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $17.5 million. On December 1, 2003 we repurchased for cash approximately $4.8 million (principal amount at maturity) of the notes outstanding for $5.1 million.  During March 2004, we redeemed the remaining $1.8 million (principal amount at maturity) of our outstanding 14% senior discount notes due 2009.

On March 10, 2000, we issued $200.0 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200.0 million of 11% senior notes due 2010, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. Interest accrues for these notes at the rate of 11% per annum, payable semiannually in cash in arrears on March 15 and September 15 of each year, and commenced on September 15, 2000. During August 2003 and March 2004, we repurchased for cash $22.6 million and $10.5 million (principal amount at maturity), respectively, of our 11% senior notes due 2010 in open-market purchases.

On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semiannually in cash in arrears on May 15 and November 15 of each year, and commenced on May 15, 2002. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes due 2009 in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from the public offering in November 2003.

On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes, increasing the total proceeds to $175.0 million. At the option of the holders, the notes are convertible at an initial conversion rate of 131.9087 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semiannually in cash in arrears on May 15 and November 15 of each year, and commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due 2011 in a private placement. We subsequently exchanged all of the 8 1/8% senior notes due 2011 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semiannually in cash in arrears, on January 1 and July 1 of each year, and commenced on January 1, 2004. The proceeds from this offering were used primarily to fund the purchase of the 14% senior discount notes due 2009 in our June 2003 tender offer.

On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semiannually in cash in arrears on May 15 and November 15 of each year, and commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

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

Recent Developments

On April 28, 2004, we commenced a tender offer and consent solicitation relating to all of our outstanding 11% senior notes due 2010, representing approximately $357.0 million (principal amount at maturity).  In connection with the tender offer, we are also soliciting consents to eliminate substantially all restrictive covenants and certain event of default provisions in the indentures under which the 11% senior notes due 2010 were issued.  We intend to finance the tender offer with the proceeds from a combination of one or more of the following: a refinancing of our existing $375.0 million tranche B term loan with a new tranche C term loan, an offering of notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, and other available funds.  The securities to be offered have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States, absent registration or an applicable exemption from such registration requirements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions. For additional information see the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize service revenues for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts. These discounts typically relate to promotional service campaigns in which customers will receive a monthly discount on their service plan for a limited period depending on the features of the rate plan. Additionally, for situations where customers may have a billing dispute, coverage dispute or service issue, we may grant a one-time credit or adjustment to the customer’s bill. We recognize excess usage and long distance revenue at contractual rates per minute as minutes are used. To account for the service revenues, including adjustments and discounts, that are unbilled at month-end, we make an estimate of unbilled service revenues from the end of the billed service period to the end of the month. This estimate, which is subjective, is based on a number of factors, including: the increase in net subscribers, number of business days from the billed service period to the end of the month and the average revenue per subscriber, after taking partial billing periods into consideration. This estimate is accrued monthly and reversed the following month when the actual service period is billed again. The actual service revenues could be greater or lower than the amounts estimated due to rate plans in effect and the minutes of use differing from the factors used for the estimate. Historically, our differences between the estimated and actual service revenues have not been material.

Equipment revenues include the sale of phone and accessory equipment. We recognize revenues for phone and accessory equipment when title passes to the customer, which is upon shipping the item to the customer.

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

Prior to the adoption of EITF No.00-21, we followed the guidance of SAB No. 101, “Revenue Recognition in Financial Statements,” and accounted for the sale of our phone equipment and the subsequent service to the customer as a single unit of accounting as our wireless service is essential to the functionality of our phones. Accordingly, we recognized revenues from the phone equipment sales and an equal amount of the cost of phone equipment revenues over the expected customer relationship period when title to the phone passed to the customer. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This resulted in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. In December 2003, the SEC staff issued SAB No. 104, “Revenue Recognition in Financial Statements” which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.

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

On January 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, at least annually, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses. We performed an initial and annual asset impairment analyses on our FCC licenses in accordance with SFAS No. 142 and to date we have determined there has been no impairment as the fair values of the licenses were greater than their carrying values. For our impairment analysis, we use the aggregate of all of our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment Indefinite-Lived Intangible Assets,” to estimate the fair value of our licenses using a discounted cash flow model. The estimates that we use in the cash flow model were based on our long-range cash flow projections, discounted at our corporate weighted average cost of capital. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our licensing cost may result in different values for our licensing costs and any related impairment charge.

As a result of the adopting SFAS No. 142, we record a non-cash income tax provision. Since we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. During the three-month period ended March 31, 2004, we recorded a $799,000 income tax provision relating to our FCC licenses.

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

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We adopted FIN 46R effective January 1, 2004 without any impact to our financial statements.

Related Party Transactions

Motorola Purchase Agreements

Pursuant to the equipment purchase agreements between us and Motorola, who held approximately 2.3% of our outstanding common stock as of March 31, 2004, Motorola provides the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Wireless Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

For the three months ended March 31, 2004 and 2003, we paid Motorola approximately $30.6 million and $44.0 million, respectively, for infrastructure and other equipment, handsets, warranties and services.

Nextel Operating Agreements

We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, who held approximately 30.1% of our outstanding common stock as of March 31, 2004 and with whom one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended March 31, 2004 and 2003 we earned approximately $33.8 million and $22.9 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended March 31, 2004 and 2003, we incurred charges from Nextel WIP totaling $26.3 million and $19.8 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

During 2003 and 2004 Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended March 31, 2004 and 2003, we were charged approximately $2.6 million and $1.2 million, respectively, for these services. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended March 31, 2004 and 2003, we were charged approximately $1.1 million and $1.3 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

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

Business Relationship

In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder, and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the three months ended March 31, 2004 and 2003, we paid American Tower Corporation $2.5 million and $2.3 million, respectively, for these tower leases.

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

We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Wireless Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of March 31, 2004, we had an accumulated deficit of approximately $1.2 billion. We may incur operating losses in the future. We cannot assure you that we will continue to be profitable, as we are this quarter, or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

If Nextel experiences financial or operational difficulties, our business may be adversely affected.

Our business plan depends, in part, on Nextel continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel Digital Wireless Network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, its domestic digital mobile network business and the risks associated with that business can be found in Nextel’s Annual Report on Form 10-K for the year ended December 31, 2003, as well as Nextel’s other filings made under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (SEC file number 0-19656).

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

The total non-current portion of our outstanding debt including capital lease obligations was approximately $1.6 billion as of March 31, 2004 and greatly exceeds the level of our revenues and stockholders’ equity (deficit). As of March 31, 2004, the non-current portion of total long-term debt outstanding included $375.0 million outstanding under our credit facility, $357.0 million of outstanding 11% senior notes due 2010, $138.6 million at their accreted value of outstanding 12 1/2% senior discount notes due 2009, $300.0 million of outstanding 1 1/2% convertible senior notes due 2008, $450.0 million of outstanding 8 1/8% senior notes due 2011, and $20.1 million of capital lease obligations.

In aggregate, this indebtedness represented approximately 100% of our total book capitalization at that date.

Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

•              it limits our ability to obtain additional financing, if needed, to implement any enhancement of our portion of the Nextel Digital Wireless Network, including any enhanced iDEN services, to expand wireless voice capacity, enhanced data services or potential “third generation” or “3G” mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

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

General conditions in the wireless communications industry or specific competitors’ results, including potential decreases in new subscriber additions, declining ARPU or increased customer dissatisfaction, may adversely affect the market price of our notes and Class A common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity or debt securities. In addition, the fundraising efforts of Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

Implementation of mandated wireless local number portability could negatively impact our business.

The FCC mandated that wireless carriers provide for local number portability, or LNP, by November 24, 2003 in the top 100 MSAs in the United States. In addition, wireless carriers in areas outside of the top 100 metropolitan statistical areas, or MSAs, must port a telephone number on request within six months, or by May 24, 2004, whichever is later. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets that are within the top 100 MSAs in the United States that were required to be completed by November 24, 2003 and intend to implement LNP in our remaining markets by the May 24, 2004 deadline. We anticipate number portability could increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and the cost of adding new subscribers, which generally includes a commission expense and/or significant handset discounts. A high rate of churn is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and /or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenues and profitability. Since the launch, the wireless industry has continued to work to improve its ability to support number portability. If consumer dissatisfaction results, it could adversely impact industry growth.

Our future performance will depend on our and Nextel’s ability to succeed in the highly competitive wireless communications industry.

Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

•              If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel Digital Wireless Network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Nextel’s portion of the Nextel Digital Wireless Network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

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

•              The proposed acquisition of AT&T Wireless by Cingular Wireless, if it is completed, would likely create the largest wireless phone provider in the United States, with significantly more resources and a larger customer base than us or any other competing company. This concentration of resources in the marketplace could result in increased cost efficiency for Cingular, allowing it to obtain more favorable terms from its suppliers, which could enable Cingular to discount its handsets or services to customers.

Any failure to effectively integrate our portion of the Nextel Digital Wireless Network with Nextel’s portion effectively would have an adverse effect on our results of operations.

Pursuant to our operating agreements with Nextel WIP, Nextel WIP provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches that direct calls to their destinations. Any interruption in the provision of these services could delay or prevent the continued integration of our portion of the Nextel Digital Wireless Network with Nextel’s portion, which is essential to the overall success of our business.

Moreover, our business plan depends on our ability to implement integrated customer service, network management and billing systems with Nextel’s systems to allow our respective portions of the Nextel Digital Wireless Network to operate together and to provide our and Nextel’s customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these systems effectively may have an adverse effect on our results of operations.

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

Our operating agreements with Nextel WIP require us to construct and operate our portion of the Nextel Digital Wireless Network in accordance with specific standards and to offer certain services by Nextel and its domestic subsidiaries. Our failure to satisfy these obligations could constitute a default under the operating agreements that would give Nextel WIP the right to terminate these agreements and would terminate our right to use the Nextel brand. The non-renewal or termination of the Nextel WIP operating agreements would eliminate our ability to carry out our current business plan and strategy and adversely affect our financial condition, and could also trigger Nextel’s right to purchase all of our outstanding Class A common stock, as described above.

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

The Nextel Digital Wireless Network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls “iDEN.” We, Nextel and Southern LINC are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN phones are not currently designed to roam onto other domestic wireless networks.

Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technologies that may perform better or may be available at a lower cost without Nextel WIP’s consent.

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

Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as “third-generation” or “3G.” We and Nextel are focusing activities on maximizing our ability to offer 3G capabilities while continuing to fully utilize our iDEN digital wireless network. Significant capital expenditures may be required in implementing this 3G technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement 3G technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of 3G technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop 3G technology that is more effective or economical than ours, our business would be adversely affected.

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

The indentures governing our existing senior discount notes, convertible senior notes and senior notes and the credit facility of OPCO, contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

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

Litigation by individuals alleging injury from health effects associated with radio frequency emissions from wireless telephones has been brought against us and other mobile wireless carriers and manufacturers. In addition, purported class action litigation has been filed seeking to require all wireless telephones to include an earpiece that would enable use of the telephones without holding them against the user’s head. While it is not possible to predict the outcome of this litigation, circumstances surrounding it could increase the cost of our wireless telephones as well as increase other costs of doing business.

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

Pursuant to our amended and restated shareholders’ agreement and operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

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

•              enter into any agreement the terms of which would be materially altered in the event that Nextel WIP either exercises or declines to exercise its rights to acquire additional shares of our stock under the terms of the amended and restated shareholders’ agreement or our restated certificate of incorporation.

These approval rights relate to significant transactions, and decisions by the Nextel WIP-designated director could conflict with those of our other directors, including our independent directors.

In addition, the amended and restated shareholders’ agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder and could result in a change of control of us. Shares of Class A common stock are immediately and automatically convertible into an equal number of shares of Class B common stock upon the acquisition of such shares of Class A common stock by Nextel, by any of its majority-owned subsidiaries, or by any person or group that controls Nextel. We have recently received a request from Nextel WIP that we amend our restated certificate of incorporation to increase the number of shares of Class B common stock that is authorized for issuance thereunder. We intend to take those steps reasonably necessary to comply with this request, including seeking stockholder approval of an appropriate amendment to our restated certificate of incorporation at our next annual meeting of stockholders. We are also aware that, in connection with our recent public equity offering, Nextel indicated an interest in purchasing shares of Class A common stock from existing stockholders through a private placement or through open-market purchases. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.

Significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our other stockholders.

As of March 31, 2004, our officers, directors and greater than 5% stockholders together controlled approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

In addition, under our amended and restated shareholders’ agreement, Nextel WIP and Madison Dearborn Partners each have the right to designate a member to our board of directors. We cannot be certain that any conflicts that arise between our interests and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.

Madison Dearborn Partners and Eagle River each own significant amounts of our capital stock, and Madison Dearborn Partners currently has a representative on our board of directors. Each of these entities or their affiliates has significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. We do not have a non-competition agreement with any of our stockholders, and thus their or their affiliates’ current and future investments could create conflicts of interest with us.

Anti-takeover provisions could prevent or delay a change of control that stockholders may favor.

Provisions of our charter documents, amended and restated shareholders’ agreement, operating agreements and Delaware law may discourage, delay or prevent a merger or other change of control of our company that stockholders may consider favorable. We have authorized the issuance of “blank check” preferred stock and have imposed certain restrictions on the calling of special meetings of stockholders. If we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the frequencies in our territory for as long as our operating agreements remain in effect. Such an agreement would be subject to approval by the FCC. Moreover, a change of control could trigger an event of default under our credit facility and the indentures governing our senior discount notes, convertible senior notes and senior notes. These provisions could have the effect of delaying, deferring or preventing a change of control in our company, discourage bids for our Class A common stock at a premium over the market price, lower the market price of our Class A common stock, or impede the ability of the holders of our Class A common stock to change our management.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated.  You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under “Risk Factors” and as described from time to time in our reports filed with the Securities and Exchange Commission, including this quarterly report on Form 10-Q and our annual report on Form 10-K.  Forward-looking statements include, but are not limited to, statements with respect to the following:

•              our business plan, its advantages and our strategy for implementing our plan;

•              the characteristics of the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

•              the implementation and performance of the technology being deployed or to be deployed in our various markets, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with the completed launch of Nationwide Direct Connect capability;

•              our ability to attract and retain customers;

•              our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•              the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•              the ability to achieve and maintain market penetration and average subscriber revenue levels;

•              the development and availability of new handsets with expanded applications and features, and market acceptance of such handsets and service offerings;

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

•              delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer; and

•              the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities and wireless number portability.

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

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In April 1999 and 2000, we entered into interest rate swap agreements for $60.0 million and $50.0 million respectively, to partially manage interest rate exposure with respect to our previous $325.0 million term B and C loans. In December 2003 we refinanced our term B and C loans and replaced them with a $375.0 million tranche B credit facility, but maintained our existing rate swap agreements. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. We have elected not to designate these interest rate swaps as hedges under SFAS 133. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three months ended March 31, 2004, we recorded a non-cash, fair market value gain of approximately $1.1 million related to the market value of interest rate swap agreements which has been reflected in interest expense.

In April 2004 we plan to terminate the $60.0 million interest rate swap agreement in accordance with its original terms.  There will be no realized gain or loss associated with this termination since this swap did not qualify for a cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.

The following discloses the fair value of the swap agreements recorded for the first quarter of 2004:

(in thousands)
Fair value of liability as of December 31, 2003	$5,195
Change in fair value—interest rate changes	(1,134)
Fair value of liability as of March 31, 2004	$4,061

We have 11% senior notes due 2010, 12 1/2% senior discount notes due 2009, 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.  A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of March 31, 2004 follows:

(in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term debt obligations:
Fixed-rate debt	—	—	—	—	$300,000	$953,200	$1,253,200	$1,502,955
Average interest rate	7.9%	7.9%	7.9%	7.9%	8.1%	9.2%	8.2%
Variable-rate debt	—	—	$938	$3,750	$3,750	$366,562	$375,000	$375,000
Average interest rate (1)

(1)   As of March 31, 2004 variable-rate debt consists of our bank credit facility.  The bank credit facility includes a $375.0 million tranche B term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans.  The tranche B term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins.  The initial applicable margin for the tranche B term loan is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 2.75% and 3.00% over LIBOR and between 1.75% and 2.00% over the base rate.  For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate.  As of March 31, 2004, the average interest rate in effect on the tranche B term loan was 4.13%.

Aggregate notional amounts associated with interest rate swaps in place as of March 31, 2004 are as follows:

(in thousands)	2004	2005	2006	2007	2008	Thereafter	Fair Value
Interest rate swaps:
Notional amount (2)	$110,000	$50,000	—	—	—	—	$4,061
Weighted-average fixed rate payable (3)	6.6%	6.7%	—	—	—	—

(2)   Includes notional amounts of $60,000 and $50,000 that will expire in April 2004 and April 2005, respectively.

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

There has been no change in our internal control over financial reporting during our first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The proposed settlement, which is not material to us, is subject to a number of contingencies, including negotiation of a settlement agreement and its approval by the Court. We are unable to determine whether or when a settlement will occur or be finalized.

On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc., et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants’ consolidated motion to dismiss plaintiffs’ claims on preemption grounds. The plaintiffs have appealed. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907.  On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri.  The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”).  All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the Western District of Missouri conducted a final approval hearing and on April 20, 2004, the court approved the settlement. but has not yet ruled at this time. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)           List of Exhibits.

10.2(i)	Amendment No. 9 to Amended and Restated Shareholders’ Agreement by and among Nextel Partners, Inc. and the stockholders named therein.
10.14*	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and John Chapple.
10.21*	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and David Aas.
10.22*	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Perry Satterlee.
10.38*	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Mark Fanning.
10.66*	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Donald Manning.
10.75*	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Barry L. Rowan.
31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18. U.S.C. Section 1350.
32.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

* Replaces previously filed exhibit

(b)           Reports on Form 8-K.

1.             Current Report on Form 8-K filed January 5, 2004 announcing that we had completed the redemption of $67.7 million aggregate principal amount at maturity of our 12½% senior notes due 2009.

2.             Current Report on Form 8-K filed January 6, 2004 announcing that at the Smith Barney Citigroup Entertainment, Media and Telecommunications Conference our Chairman and CEO, John Chapple, would inform investors of our strong operational trends and reaffirm full-year 2003 guidance.

3.             Current Report on Form 8-K filed February 24, 2004 announcing our financial results for the periods ended December 31, 2003.

4.             Current Report on Form 8-K filed February 27, 2004 announcing that seven of our executives sold a total of 1,405,000 shares of Class A common stock and had established Rule 10b5-1 selling programs.

5.             Current Report on Form 8-K filed March 23, 2004 announcing that John Chapple, Chairman, Chief Executive Officer and President, and Barry Rowan, Chief Financial Officer, would participate in two separate forums held at the CITA Wireless 2004 show to discuss our performance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 7, 2004	NEXTEL PARTNERS, INC.

	By:	/s/ BARRY ROWAN
Barry Rowan
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)