Form 10-Q
period 2004-06-30
NEXTEL PARTNERS INC
filed 2004-08-09
CIK 1085707

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☒    No ☐.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on August 2, 2004
Class A Common Stock	184,711,591 shares
Class B Common Stock	79,056,228 shares

NEXTEL PARTNERS, INC.
FORM 10-Q
TABLE OF CONTENTS

Item I—FINANCIAL INFORMATION

Item I—Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(dollars in thousands)
(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,180	$122,620
Short-term investments	84,212	146,191
Accounts receivable, net of allowance $16,077 and $14,873, respectively	171,072	150,219
Subscriber equipment inventory	34,922	24,007
Other current assets	19,191	19,006

Total current assets	447,577	462,043

PROPERTY, PLANT AND EQUIPMENT, at cost	1,440,390	1,380,866
Less—accumulated depreciation and amortization	(428,846)	(355,770)

Property, plant and equipment, net	1,011,544	1,025,096

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	374,064	371,898
Debt issuance costs and other, net of accumulated amortization of $4,706 and $12,165, respectively	21,708	30,273

Total non-current assets	395,772	402,171

TOTAL ASSETS	$1,854,893	$1,889,310

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,446	$76,654
Accrued expenses and other current liabilities	91,143	98,878
Due to Nextel WIP	11,479	9,893

Total current liabilities	187,068	185,425

LONG-TERM OBLIGATIONS:
Long-term debt	1,633,794	1,653,539
Deferred income taxes	37,552	45,387
Other long-term liabilities	15,801	18,255

Total long-term obligations	1,687,147	1,717,181

TOTAL LIABILITIES	1,874,215	1,902,606

COMMITMENTS AND CONTINGENCIES (See Notes)
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, Class A, par value $.001 per share, 184,629,733 and 183,186,434 shares, respectively, issued and outstanding, and paid-in capital	1,023,647	1,015,376
Common stock, Class B, par value $.001 per share convertible, 79,056,228 shares issued and outstanding, and paid-in capital	163,312	163,312
Accumulated deficit	(1,205,374)	(1,190,643)
Deferred compensation	(907)	(1,341)

Total stockholders' equity (deficit)	(19,322)	(13,296)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,854,893	$1,889,310

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
REVENUES:
Service revenues (earned from Nextel WIP $36,790, $26,917, $70,577 and $49,866, respectively)	$312,232	$226,507	$599,494	$427,049
Equipment revenues	20,167	7,762	39,036	15,029

Total revenues	332,399	234,269	638,530	442,078

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $29,581, $26,769, $59,277 and $53,176, respectively) (incurred from Nextel WIP $28,710, $23,971, $55,034 and $43,813, respectively)	86,960	77,492	170,291	149,073
Cost of equipment revenues	38,276	23,333	73,582	44,935
Selling, general and administrative (incurred from Nextel WIP $5,626, $2,973, $10,576 and $6,385, respectively)	117,808	98,734	231,230	187,369
Stock based compensation (primarily selling, general and administrative related)	337	218	554	481
Depreciation and amortization	36,630	33,488	73,199	65,994

Total operating expenses	280,011	233,265	548,856	447,852

INCOME (LOSS) FROM OPERATIONS	52,388	1,004	89,674	(5,774)
Interest expense, net	(27,296)	(39,104)	(58,248)	(79,397)
Interest income	302	481	979	1,282
Loss on early retirement of debt	(53,413)	(68,082)	(54,971)	(68,127)

LOSS BEFORE DEFERRED INCOME TAX BENEFIT (PROVISION)	(28,019)	(105,701)	(22,566)	(152,016)
Deferred income tax benefit (provision)	8,634	(3,216)	7,835	(6,090)

NET LOSS	(19,385)	(108,917)	(14,731)	(158,106)
Mandatorily redeemable preferred stock dividends	—	(1,092)	—	(2,141)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,385)	$(110,009)	$(14,731)	$(160,247)

NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic and Diluted	$(0.07)	$(0.44)	$(0.06)	$(0.64)

Weighted average number of shares outstanding:
Basic and Diluted	263,051,820	250,959,915	262,725,205	250,718,365

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,731)	$(158,106)
Adjustments to reconcile net loss to net cash from operating activities
Deferred income tax provision	(7,835)	6,090
Depreciation and amortization	73,199	65,994
Amortization of debt issuance costs	2,105	2,331
Interest accretion for senior discount notes	20	26,802
Bond discount amortization	468	616
Loss on retirement of debt	54,971	68,127
Fair value adjustments of derivative instruments	(2,106)	(1,406)
Stock based compensation	554	481
Other	(291)	313
Changes in current assets and liabilities:
Accounts receivable, net	(20,853)	(4,540)
Subscriber equipment inventory	(10,915)	593
Other current and long-term assets	(47)	(3,497)
Accounts payable, accrued expenses and other current liabilities	3,997	(15,570)
Operating advances due from Nextel WIP	2,310	(8,887)

Net cash from operating activities	80,846	(20,659)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64,318)	(84,824)
FCC licenses	(2,500)	(13,607)
Proceeds from sale and maturities of short-term investments, net	61,979	(7,888)

Net cash from investing activities	(4,839)	(106,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	724,565	625,000
Stock options exercised	6,638	246
Proceeds from stock issued for employee stock purchase plan	1,150	847
Proceeds from sale lease-back transactions	779	6,250
Debt repayments	(788,909)	(486,497)
Capital lease payments	(1,569)	(1,114)
Debt and equity issuance costs	(3,101)	(12,848)

Net cash from financing activities	(60,447)	131,884

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,560	4,906
CASH AND CASH EQUIVALENTS, beginning of period	122,620	67,522

CASH AND CASH EQUIVALENTS, end of period	$138,180	$72,428

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for income taxes	$—	$—

Capitalized interest on accretion of senior discount notes	$—	$373

Accretion of mandatorily redeemable preferred stock dividends	$—	$2,141

Retirement of long-term debt with common stock	$—	$6,973

Cash paid for interest, net of capitalized amount	$70,051	$51,359

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2004
(unaudited)

1.    BASIS OF PRESENTATION

        Our interim consolidated condensed financial statements for the three- and six-month periods ended June 30, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission("SEC") for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003 and quarterly filings on Form 10-Q filed with the SEC.

        The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals) which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

2.    OPERATIONS

Description of Business

        Nextel Partners provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission ("FCC"). Our operations are primarily conducted by Nextel Partners Operating Corp. ("OPCO"), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

        Our digital network ("Nextel Digital Wireless Network") has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. ("Motorola") (such technology is referred to as the "integrated Digital Enhanced Network" or "iDEN") with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. ("Nextel WIP"), an indirect wholly owned subsidiary of Nextel Communications, Inc. ("Nextel"), govern the support services to be provided to us by Nextel WIP (see Note 7).

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

Net Income (Loss) per Share

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Computation of Earnings Per Share," basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plan and outstanding unvested restricted stock using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes using the if-converted method. As presented, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.

        At June 30, 2004 approximately 32.9 million shares issuable upon the assumed conversion of our 1 1/2% convertible senior notes could potentially dilute earnings per share in the future but were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, at June 30, 2004 and 2003, approximately 170,000 and 180,000 shares of restricted stock, respectively, and 22.9 million and 19.2 million stock options outstanding, respectively, were excluded from the calculation of common equivalent shares, as their effects are antidilutive.

        The following schedule is our net loss per share calculation for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
Loss attributable to common stockholders (numerator for basic and diluted)	$(19,385)	$(110,009)	$(14,731)	$(160,247)

Gross weighted average common shares outstanding (denominator for basic and diluted)	263,221,820	251,139,915	262,895,205	250,898,365
Less:
Weighted average shares subject to repurchase	(170,000)	(180,000)	(170,000)	(180,000)

Shares used in computation	263,051,820	250,959,915	262,725,205	250,718,365

Basic and diluted net loss per share	$(0.07)	$(0.44)	$(0.06)	$(0.64)

Cash and Cash Equivalents

        Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments

        Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at June 30, 2004 and December 31, 2003 consisted of U.S. Treasury securities, mortgage-backed securities, auction rate securities and commercial paper. We classify our debt securities as trading because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

Sale-Leaseback Transactions

        We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended June 30, 2004 and 2003 we received cash proceeds of approximately $390,000 and $5.4 million, respectively, and for the six months ended June 30, 2004 and 2003 we received cash proceed of approximately $779,000 and $6.3 million, respectively, for assets sold to third parties. No gain was recognized on these transactions.

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

        On January 1, 2002 we implemented SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an annual asset impairment analyses on our FCC licenses and to date we have determined there has been no impairment related to our FCC licenses. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force ("EITF") Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets."

        As a result of adopting SFAS No. 142, we record a non-cash income tax provision in accordance with the annual effective tax rate methodology for interim tax reporting. Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three and six months ended June 30, 2004, we recorded a deferred income tax benefit of $8.6 million and $7.8 million, respectively, relating to our FCC licenses. During the same periods ended June 30, 2003, we recorded a deferred income tax provision of $3.2 million and $6.1 million, respectively, relating primarily to our FCC licenses.

Interest Rate Risk Management

        We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004 we terminated the $60 million interest rate swap agreement in accordance with its original terms and paid approximately $639,000 for the final settlement. We did not record any realized gain or loss with this termination since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.

        The term B and C loans were replaced in connection with the refinancing of our credit facility in May 2004; however, we maintained the existing $50 million rate swap agreement. The interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS No. 133 (as described below), amounts paid or received under the interest rate swap agreement were accrued as interest rates changed and recognized over the life of the swap agreement as an adjustment to interest expense. On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative's fair value (for a cash flow hedge) are deferred in stockholders' equity as a component of comprehensive income. These deferred gains and losses are recognized as income in the period in which the hedge item and hedging instrument are settled. The ineffective portions of hedge returns are recognized as earnings. In accordance with SFAS No. 133, our existing swap agreement has been designated as an ineffective cash flow hedge.

        The interest rate swap agreement is included in other long-term liabilities on the balance sheet. The following discloses the fair value of the swap agreements recorded as of June 30, 2004:

(in thousands)
Fair value of liability as of December 31, 2003	$5,195
Change in fair value—interest rate changes	(2,106)
Settlement of $60 million swap agreement terminated	(639)

Fair value of liability as of June 30, 2004	$2,450

        For the three months ended June 30, 2004 and 2003, we recorded non-cash, non-operating gains of $972,000 and $797,000, respectively, and for the six months ended June 30, 2004 and 2003 we recorded non-cash, non-operating gains of $2.1 million and $1.4 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

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

        For regulatory fees billed to customers such as the Universal Service Fund ("USF") we net those billings against payments to the USF. Total billings to customers during the three months ended June 30, 2004 and 2003 were $3.3 million and $1.4 million, respectively, and for the six months ended June 30, 2004 and 2003 were $6.3 million and $2.7 million, respectively.

        For the three- and six-month periods ended June 30, 2003, we recognized revenue for phone equipment on a straight-line basis over the expected customer relationship, starting when the customer takes title. As required by Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements," our activation fees and phone equipment revenues were deferred and recognized over three years. The decision to defer these revenues was based on the conclusion that while the service contract and the phone equipment revenues are a multiple element arrangement, the elements of the arrangement should not be accounted for separately. The key factor in our conclusion was that our wireless service was essential to the functionality of the phone, due to the fact that our phones, which have a "push to talk" feature, could only be used on our digital network. Concurrently, the related costs for the phone equipment were deferred solely to the extent of deferred revenues. The direct and incremental equipment costs in excess of revenues generated from phone equipment sales were expensed. Subsequent to the initial deferral, the amortization of deferred revenues was equal to the amortization of the deferred costs, resulting in no change to net loss. For the three months ended June 30, 2004 and 2003, we recognized $6.3 million and $7.8 million, respectively, and $13.0 million and $15.0 million for the six months ended June 30, 2004 and 2003, respectively, of activation fees and phone equipment revenues and equipment costs that had been previously deferred.

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

        Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This has resulted in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. In December 2003, the SEC staff issued SAB No. 104, "Revenue Recognition in Financial Statements," which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Service revenues	$311,247	$227,081	$597,470	$428,245

Equipment revenues	$14,882	$11,040	$28,056	$22,101

Cost of equipment revenues	$32,006	$27,185	$60,578	$53,203

Pro forma income (loss) attributable to common stockholders	$(19,385)	$(110,009)	$(14,731)	$160,247

Pro forma income (loss) per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.44)	$(0.06)	$(0.64)

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform to the current year presentation.

Long-Lived Assets

        Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, we believe none of the above triggering events has occurred and therefore have not recorded any impairment charges.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion, or APB, No. 25, "Accounting for Stock Issued to Employees." We have provided below the disclosures required by SFAS No. 148.

        As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during the three and six months ended June 30, 2004 and 2003, our net loss and basic and diluted loss per share would have increased to the pro forma amounts indicated below:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net loss, as reported	$(19,385)	$(108,917)	$(14,731)	$(158,106)
Add: stock-based employee compensation expense included in reported net loss	337	218	554	481
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(6,566)	(6,428)	(12,805)	(13,443)

As adjusted, net loss	$(25,614)	$(115,127)	$(26,982)	$(171,068)

Basic and diluted loss per share attributable to common stockholders
As reported	$(0.07)	$(0.44)	$(0.06)	$(0.64)

As adjusted	$(0.10)	$(0.46)	$(0.10)	$(0.69)

Weighted average fair value per share of options granted	$8.81	$3.81	$8.41	$4.58

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2004	2003
Expected stock price volatility	67.9% - 70.7%	74% - 85%
Risk-free interest rate	3.4%	3.6% - 3.8%
Expected life in years	5 years	6 years
Expected dividend yield	0.00%	0.00%

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

4.    PROPERTY AND EQUIPMENT

	As of
	June 30, 2004	December 31, 2003
	(in thousands)
Building and improvements	$9,113	$8,523
Equipment	1,275,797	1,223,279
Furniture, fixtures and software	118,829	105,544
Less—accumulated depreciation and amortization	(428,846)	(355,770)

Subtotal	974,893	981,576
Construction in progress	36,651	43,520

Total property and equipment	$1,011,544	$1,025,096

5.    NON-CURRENT PORTION OF LONG-TERM DEBT

	As of
	June 30, 2004	December 31, 2003
	(in thousands)
12 1/2% Senior Discount Notes due 2009, net discount of $7.4 million and $7.9 million, respectively	$138,807	$138,344
14% Senior Discount Notes due 2009	—	1,773
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	1,157	367,450
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	300,000	300,000
8 1/8% Senior Notes due 2011, net of $0.4 million and $0 discount, respectively, interest payable semi-annually in cash and in arrears	474,570	450,000
Bank Credit Facility—tranche C loan and term B and C loans, respectively; interest, at our option, calculated on Administrative Agent's alternate base rate or reserve adjusted LIBOR	700,000	375,000
Capital leases	19,260	20,972

Total non-current portion of long-term debt	$1,633,794	$1,653,539

12 1/2% Senior Discount Notes Due 2009

        On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on May 15, 2002.

        The 12 1/2% senior discount notes due 2009 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 12 1/2% senior discount notes due 2009 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables, of OPCO. As of June 30, 2004, we were in compliance with applicable covenants.

14% Senior Discount Notes Due 2009

        On March 15, 2004, we redeemed for cash the remainder of our outstanding 14% senior discount notes due 2009, representing approximately $1.8 million aggregate principal amount at maturity, for a total redemption price of approximately $1.9 million. As a result of this transaction the notes have been paid in full.

11% Senior Notes Due 2010

        During March 2004, we repurchased for cash $10.5 million (principal amount at maturity) of our outstanding 11% senior notes due 2010 for $11.8 million including accrued interest.

        On April 28, 2004, we commenced a tender offer and consent solicitations relating to all of our outstanding 11% senior notes due 2010. The tender offer expired May 25, 2004 and we received the consents necessary to amend the indentures governing the 11% senior notes due 2010 to eliminate substantially all restrictive covenants and certain event of default provisions. As of June 30, 2004 we had purchased approximately $355.8 million (principal amount at maturity) of our 11% senior notes due 2010 for $406.6 million including accrued interest. This transaction resulted in a loss of approximately $43.8 million for the premium paid to retire the debt early for the three months ended June 30, 2004. The tender offer was funded through a combination of proceeds from a private placement of $25 million aggregate principal amount of 8 1/8% senior notes due 2011, refinancing our wholly owned subsidiary's existing $375.0 million tranche B term loan with a new $700.0 million tranche C term loan and available cash.

        The 11% senior notes due 2010 represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 11% senior notes due 2010 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables, of OPCO. As of June 30, 2004, with respect to the $1.2 million (principal amount at maturity) of 11% senior notes due 2010 that remain outstanding, we were in compliance with applicable covenants.

1 1/2% Convertible Senior Notes Due 2008

        In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due 2008 in private placements. At the option of the holders, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at a conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

        In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at a conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

        The 1 1/2% convertible senior notes due 2008 represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 1 1/2% convertible senior notes due 2008 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables, of OPCO.

8 1/8% Senior Notes Due 2011

        On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due 2011 in a private placement. We subsequently exchanged all of the 8 1/8% senior notes due 2011 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semi-annually in cash in arrears, on January 1 and July 1 of each year, which commenced on January 1, 2004.

        On May 19, 2004, we issued an additional $25 million of 8 1/8% senior notes due 2011 under a separate indenture in a private placement for proceeds of $24.6 million. We intend to exchange these 8 1/8% senior notes for registered notes that have the same financial terms and covenants as the privately placed notes. Interest accrues at the rate of 8 1/8% per annum, payable semi-annually in cash in arrears on January 1 and July 1 of each year, which commenced on July 1, 2004.

        The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. As of June 30, 2004, we were in compliance with applicable covenants.

Bank Credit Facility

        On May 19, 2004 we refinanced our existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and bookrunners. The new credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. As of June 30, 2004, $700.0 million of the tranche C term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The proceeds from the tranche C term loan were used to repay the existing tranche B term loan as well as fund a portion of the tender offer for the 11% senior notes.

        The tranche C term loan bears interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of June 30, 2004, the interest rate on the tranche C term loan was 3.8125%.

        Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of June 30, 2004, we were in compliance with all covenants associated with this credit facility.

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

        In November 2003, we redeemed all of the 13,110,000 shares of our outstanding Series B mandatorily redeemable preferred stock held by Nextel WIP for an aggregate redemption price of $38.9 million. Following the redemption, we no longer have any shares of preferred stock outstanding.

        The following schedule shows the pro forma impact of SFAS No. 150 had it been effective in prior periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss), as reported	$(19,385)	$(108,917)	$(14,731)	$(158,106)
Less: mandatorily redeemable preferred stock dividend classified as interest expense	—	(1,092)	—	(2,141)

Net income (loss), adjusted for SFAS No. 150	$(19,385)	$(110,009)	$(14,731)	$(160,247)

6.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

        On December 5, 2001, a purported class action lawsuit was filed against us, two of our executive officers and four of the underwriters involved in our initial public offering. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer until August 2003, and the underwriters involved in our initial public offering. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint seeks recessionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. The plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The proposed settlement, which is not material to us, is subject to a number of contingencies, including negotiation of a settlement agreement and its approval by the Court. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. We are unable to determine whether or when a settlement will occur or be finalized.

        On June 8, 2001, a purported class action lawsuit was filed against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health affects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants' consolidated motion to dismiss plaintiffs' claims. The plaintiffs have appealed to the United States Court of Appeals for the Fourth Circuit. The appeal is fully briefed, and the parties are waiting a date for oral argument. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

        On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick's Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the "Blando Case"). All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys' fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the court conducted a final approval hearing and, on April 20, 2004, approved the settlement. On May 27, 2004, various objectors and class members appealed the order granting final approval of the settlement to the United States Court of Appeals for the Eighth Circuit. Distribution of settlement benefits is stayed until the appellate court issues a final order resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

        We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions or the items discussed above will have a material effect on our financial position or results of operations.

7.    RELATED PARTY TRANSACTIONS

Motorola Purchase Agreements

        Pursuant to the equipment purchase agreements between us and Motorola, who held approximately 2.3% of our outstanding common stock as of June 30, 2004, they provide us with the iDEN infrastructure and subscriber handset equipment to use throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Wireless Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

        For the three months ended June 30, 2004 and 2003, we paid Motorola approximately $60.0 million and $46.5 million, respectively, and $90.6 million and $90.5 million for the six months ended June 30, 2004 and 2003, respectively, for infrastructure and other equipment, handsets, warranties and services.

Nextel Operating Agreements

        We, our operating subsidiary and Nextel WIP, which held approximately 30.0% of our outstanding common stock as of June 30, 2004 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company's monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party's network. For the three months ended June 30, 2004 and 2003, we earned approximately $36.8 million and $26.9 million, respectively, and for the six months ended June 30, 2004 and 2003, we earned approximately $70.6 million and $49.9 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

        During the three months ended June 30, 2004 and 2003, we incurred charges from Nextel WIP totaling $28.7 million and $24.0 million, respectively, and for the six months ended June 30, 2004 and 2003, we incurred charges from Nextel WIP of $55.0 million and $43.8 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs. The costs for these services are recorded in cost of service revenues.

        During 2003 and 2004 Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations, and billing for the national accounts. We also paid Nextel a royalty fee and a 2004 sponsorship fee for NASCAR. For the three months ended June 30, 2004 and 2003, we were charged approximately $4.3 million and $2.0 million, respectively, and $8.2 million and $4.1 million for the six months ended the same periods, respectively, for these services and fees. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended June 30, 2004 and 2003, we were charged approximately $1.3 million and $1.0 million, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively, for these services. The costs for all of these services and fees are included in selling, general and administrative expenses.

        In the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefor in cash or in shares of Nextel common stock.

Business Relationship

        In the ordinary course of business, we have leased tower space from American Tower Corporation, of which one of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors. During the three months ended June 30, 2004 and 2003, we paid American Tower Corporation $2.5 million and $2.9 million, respectively, and $4.9 million and $5.2 million for the six months ended the same periods, respectively, for these tower leases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Some statements and information contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements, see "—Forward-Looking Statements" and "—Risk Factors" below.

        Please read the following discussion together with our 2003 annual report on Form 10-K along with "—Selected Consolidated Financial Data," the consolidated condensed financial statements and the related notes included elsewhere in this report.

Overview

        We provide fully integrated, wireless digital communications services using the Nextel® brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include Nationwide Direct ConnectSM, cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization's internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where over 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 296 of the top 300 metropolitan statistical areas in the United States.

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

        As of June 30, 2004, we had approximately 1,414,000 digital subscribers. Our network provides coverage to approximately 39 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin. We also hold licenses in Kansas and Wyoming but currently do not have any cell sites operational in these states.

        During the second quarter of 2004 we continued to focus on our key financial and operating performance metrics, including Adjusted EBITDA, average revenue per unit ("ARPU"), churn, lifetime revenue per subscriber ("LRS") refinancing transactions to strengthen our balance sheet, and an efficient yet aggressive growth strategy (including revenues and number of subscribers).

Accomplishments during the second quarter of 2004, which we believe are important indicators of our overall performance and financial well-being, include:

  •
  Growing our subscriber base approximately 34% in a twelve-month period by adding approximately 360,400 net new customers to end the second quarter of 2004 at 1,414,000 subscribers as compared to 1,053,600 as of June 30, 2003.

  •
  Increasing Adjusted EBITDA 157% from $34.7 million for the three months ended June 30, 2003 to $89.4 million for the three months ended June 30, 2004.

  •
  Increasing ARPU $2 from $66 for the second quarter of 2003 to $68 for the second quarter of 2004.

  •
  Lowering our customer churn rate to 1.4% for the three-month period ended June 30, 2004 compared to 1.6% for the same period ended June 30, 2003.

  •
  Remaining one of the industry leaders in LRS with an LRS of $4,857 for the second quarter of 2004 compared to an LRS of $4,125 for the second quarter of 2003.

  •
  Generating $43.0 million net cash from operating activities during the second quarter of 2004 compared to using $16.3 million during the second quarter of 2003.

  •
  Continuing to strengthen our balance sheet by repurchasing our outstanding 11% senior notes due 2010 for $355.8 million principal amount at maturity through a cash tender offer. In conjunction with the transaction, we refinanced our existing $375.0 million term loan and increased our credit facility to $700.0 million. We also issued $25.0 million of 8 1/8% senior notes due 2011.

Please see "—Selected Consolidated Financial Data—Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)" for more information regarding our use of Adjusted EBITDA, ARPU and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

        During the three months ended June 30, 2004, we also accomplished the following:

  •
  Introduced the ultra-slim i830 and the i710 clamshell phones.

  •
  Implemented data applications such as NextMail, which allows customers to send a voice message to any email address in the world via our Direct Connect technology.

  •
  In conjunction with Nextel, we launched International Direct ConnectSM in Canada, Argentina, Brazil, Peru and Mexico.

SELECTED CONSOLIDATED FINANCIAL DATA

        We have summarized below our historical consolidated condensed financial data as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003, which are derived from our records.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts) (unaudited)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$312,232	$226,507	$599,494	$427,049
Equipment revenues(1)	20,167	7,762	39,036	15,029

Total revenues	332,399	234,269	638,530	442,078

Operating expenses:
Cost of service revenues (excludes depreciation of $29,581, $26,769, $59,277 and $53,176, respectively)	86,960	77,492	170,291	149,073
Cost of equipment revenues(1)	38,276	23,333	73,582	44,935
Selling, general and administrative	117,808	98,734	231,230	187,369
Stock-based compensation (primarily selling, general and administrative related)	337	218	554	481
Depreciation and amortization	36,630	33,488	73,199	65,994

Total operating expenses	280,011	233,265	548,856	447,852

Income (loss) from operations	52,388	1,004	89,674	(5,774)

Other income (expense):
Interest expense, net(2)	(27,296)	(39,104)	(58,248)	(79,397)
Interest income	302	481	979	1,282
Loss on early extinguishment of debt	(53,413)	(68,082)	(54,971)	(68,127)

Total other income (expense)	(80,407)	(106,705)	(112,240)	(146,242)

Loss before deferred income tax benefit (provision)	(28,019)	(105,701)	(22,566)	(152,016)
Deferred income tax benefit (provision)	8,634	(3,216)	7,835	(6,090)

Net loss	(19,385)	(108,917)	(14,731)	(158,106)
Mandatorily redeemable preferred stock dividends(2)	—	(1,092)	—	(2,141)

Loss attributable to common stockholders	$(19,385)	$(110,009)	$(14,731)	$(160,247)

Loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.44)	$(0.06)	$(0.64)

Weighted average number of shares outstanding, basic and diluted	263,052	250,960	262,725	250,718

	As of June 30, 2004	As of December 31, 2003
	(in thousands) (unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$222,392	$268,811
Property, plant and equipment, net	1,011,544	1,025,096
FCC operating licenses, net	374,064	371,898
Total assets	1,854,893	1,889,310
Current liabilities	187,068	185,425
Long-term debt	1,633,794	1,653,539
Total stockholders' equity (deficit)	(19,322)	(13,296)
Total liabilities and stockholders' equity (deficit)	$1,854,893	$1,889,310
	As of June 30, 2004	As of June 30, 2003
Other Data:
Covered Pops (end of period) (millions)	39	37
Subscribers (end of period)	1,414,000	1,053,600
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands) (unaudited)
Other Data:
Statements of Cash Flows Data:
Net cash from operating activities	$43,038	$(16,321)	$80,846	$(20,659)
Net cash from investing activities	$19,296	$(70,657)	$(4,839)	$(106,319)
Net cash from financing activities	$(49,946)	$131,223	$60,447	$131,884
Adjusted EBITDA(3)	$89,355	$34,710	$163,427	$60,701
Net capital expenditures(4)	$32,982	$32,913	$59,021	$88,666

(1)
Effective July 1, 2003, we adopted Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and elected to apply the provisions prospectively to our existing customer arrangements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed description of the impact of our adoption of this policy.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net cash from operating activities (as reported on Consolidated Condensed Statements of Cash Flows)	$43,038	$(16,321)	$80,846	$(20,659)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	27,277	29,774	70,051	51,359
Interest income	(302)	(481)	(979)	(1,282)
Change in working capital and other	19,342	21,738	13,509	31,283

Adjusted EBITDA income	$89,355	$34,710	$163,427	$60,701

(4)
Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and leaseback transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Condensed Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Capital expenditures (reported on Consolidated Condensed Statements of Cash Flows)	$32,651	$19,557	$64,318	$84,824
Less: cash paid portion of capitalized interest	(297)	(355)	(506)	(676)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(390)	(5,358)	(779)	(6,250)
Change in capital expenditures accrued or unpaid	1,018	19,069	(4,012)	10,768

Net capital expenditures	$32,982	$32,913	$59,021	$88,666

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

ARPU—Average Revenue Per Unit

        ARPU is an industry term that measures service revenues per month from our subscribers divided by the average number of subscribers in commercial service. ARPU itself is not a measurement under GAAP in the United States and may not be similar to ARPU measures of other companies; however, ARPU uses GAAP measures as the basis for calculation. We believe that ARPU provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting high value customers. The following schedule reflects the ARPU calculation and reconciliation of service revenues reported on the Consolidated Condensed Statements of Operations to service revenues used for the ARPU calculation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except ARPU)
ARPU (without roaming revenues)
Service revenues	$312,232	$226,507	$599,494	$427,049
Adjust: activation fees deferred and recognized for SAB No. 101	(985)	574	(2,024)	1,196
Add: activation fees reclassed for EITF No. 00-21(1)	2,955	—	5,136	—
Less: roaming and other revenues	(37,702)	(26,917)	(71,666)	(49,866)

Service revenue for ARPU	$276,500	$200,164	$530,940	$378,379

Average units (subscribers)	1,364	1,005	1,318	963

ARPU	$68	$66	$67	$65

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except ARPU)
ARPU (including roaming revenues)
Service revenues	$312,232	$226,507	$599,494	$427,049
Adjust: activation fees deferred and recognized for SAB No. 101	(985)	574	(2,024)	1,196
Add: activation fees reclassed for EITF No. 00-21(1).	2,955	—	5,136	—
Less: roaming and other revenues	(913)	—	(1,090)	—

Service revenue for ARPU	$313,289	$227,081	$601,516	$428,245

Average units (subscribers)	1,364	1,005	1,318	963

ARPU	$77	$75	$76	$74

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

LRS—Lifetime Revenue Per Subscriber

        LRS is an industry term calculated by dividing ARPU (see above) by the subscriber churn rate. The subscriber churn rate is an indicator of subscriber retention and represents the monthly percentage of the subscriber base that disconnects from service. Subscriber churn is calculated by dividing the number of handsets disconnected from commercial service during the period by the average number of handsets in commercial service during the period. LRS itself is not a measurement determined under GAAP in the United States of America and may not be similar to LRS measures of other companies; however, LRS uses GAAP measures as the basis for calculation. We believe that LRS is an indicator of the expected lifetime revenue of our average subscriber, assuming that churn and ARPU remain constant as indicated. We also believe that this measure, like ARPU, provides useful information concerning the appeal of our rate plans and service offering and our performance in attracting and retaining high value customers. The following schedule reflects the LRS calculation:

	For the Three Months Ended June 30,
	2004	2003
ARPU	$68	$66
Divided by: churn	1.4%	1.6%

Lifetime revenue per subscriber (LRS)	$4,857	$4,125

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues

        Total revenues increased 42% to $332.4 million for the three months ended June 30, 2004 as compared to $234.3 million generated in the same period in 2003. This growth in revenues was due mostly to the increase in our subscriber base, an increase in our ARPU and recognizing revenue previously deferred in accordance with SAB No. 101. We expect our revenues to continue to increase as we add more subscribers and continue to introduce new products. Although we anticipate continued growth in our revenues in 2004, we have launched all of our markets and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

        For the second quarter of 2004, our ARPU was $68 (or $77, including roaming revenues from Nextel), which was an increase of $2 compared to the second quarter of 2003. Even with continued competitive pricing pressure, we attribute our ability to increase ARPU to the following factors:

  •
  our continued focus on high value customers;

  •
  the 11% growth in minutes of use during the second quarter of 2004 for an average of 754 monthly minutes per subscriber compared to an average of 678 monthly minutes per subscriber for the same period in 2003;

  •
  increased packet data usage in conjunction with new data products offered;

  •
  growth in the number of subscribers participating in service and repair programs;

  •
  increased fees charged to customers during the second quarter of 2003 to recover a portion of the costs associated with government mandated telecommunication services such as enhanced E911 (the 911 emergency mobile telephone service) and number portability; and

  •
  a strong response to using Nationwide Direct Connect which started in August 2003 and was billed either as a monthly rate plan or at a rate of $0.10 per minute of use.

        We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2004. The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended June 30, 2004 and 2003 and our ARPU for those periods.

	For the Three Months Ended June 30, 2004	% of Consolidated Revenues	For the Three Months Ended June 30, 2003	% of Consolidated Revenues
	(dollars in thousands, except ARPU)
Service and roaming revenues	$312,232	94%	$226,507	97%
Equipment revenues	20,167	6%	7,762	3%

Total revenues	$332,399	100%	$234,269	100%

ARPU(1)	$68		$66

(1)
See "Selected Consolidated Financial Data-Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)" for more information regarding our use of ARPU as a non-GAAP financial measure.

        Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 38% to $312.2 million for the three-month period ended June 30, 2004 as compared to $226.5 million for the same period in 2003. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for the second quarter of 2004 accounted for approximately 12% of our service revenues and is consistent with the second quarter of 2003. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

        We adopted EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This results in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101 (as amended by SAB 104 in December 2003.) For a more detailed discussion of this accounting policy, please see "—Critical Accounting Policies—Revenue Recognition."

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

	Three Months Ended June 30,
	2004	2003
	(in thousands)
Revenues:
Service revenues as reported	$312,232	$226,507
Activation fees deferred (SAB No. 101)	—	1,688
Previously deferred activation fees recognized (SAB No. 101)	(985)	(1,114)
Activation fees to equipment revenues (EITF No. 00-21)	2,955	—

Total service revenues without SAB No. 101 and EITF No. 00-21	$314,202	$227,081

Equipment revenues as reported:	$20,167	$7,762
Equipment revenues deferred (SAB No. 101)	—	9,919
Previously deferred equipment revenues recognized (SAB No. 101)	(5,285)	(6,641)
Activation fees from service revenues (EITF No. 00-21)	(2,955)	—

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$11,927	$11,040

Cost of equipment revenues as reported:	$38,276	$23,333
Cost of equipment revenues deferred (SAB No. 101)	—	11,607
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(6,270)	(7,755)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$32,006	$27,185

        Equipment revenues reported for the second quarter of 2004 were $20.2 million as compared to $7.8 million reported for the same period in 2003, representing an increase of $12.4 million, or 159%. Of the $12.4 million increase from 2003 to 2004, $8.6 million relates to the adoption of EITF No. 00-21 and recognizing equipment revenues previously deferred in accordance with SAB No. 101, and

$2.9 million relates to recording activation fees as equipment revenues based on EITF No. 00-21. The remaining $887,000 represents an increase in equipment revenues for the second quarter of 2004 compared to the same period in 2003 due to an increase in number of gross additional subscribers. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

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

        For the three months ended June 30, 2004, our cost of service revenues was $87.0 million as compared to $77.5 million for the same period in 2003, representing an increase of $9.5 million, or 12%. The increase in costs was partially the result of bringing on-air approximately 240 additional cell sites since June 30, 2003. Furthermore, our number of customers grew 34% since June 30, 2003, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to second quarter 2003, the average monthly minutes of use per subscriber increased by 11%, to 754 average monthly minutes of use per subscriber from 678 average monthly minutes of use per subscriber for the same period in 2003. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel's compatible network.

        We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized. From the second quarter of 2003 to the same period in 2004, our cost of service revenues as a percentage of services revenues declined from 34% to 28%.

Cost of Equipment Revenues

        Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues for the three-month period ended June 30, 2004 was $38.2 million as compared to $23.3 million for the same period in 2003, or an increase of $14.9 million, or 64%. The increase in costs relates mostly to recognizing $10.1 million of equipment costs that were previously deferred in accordance with SAB No. 101 and $4.8 million due to the costs associated with the increased volume of subscribers. The table below reflects the cost of equipment revenues taking into account the effect of eliminating SAB No. 101.

	For the Three Months Ended June 30,
	2004	2003
	(in thousands)
Cost of equipment revenues as reported	$38,276	$23,333
Cost of equipment revenues deferred (SAB No. 101)	—	11,607
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(6,270)	(7,755)

Total cost of equipment revenues without SAB No. 101	$32,006	$27,185

        Due to the "push to talk" functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $20.1 million for the three months ended June 30, 2004 as compared to a loss of $16.1 million for the same period in 2003. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months Ended June 30,
	2004	2003
	(in thousands)
Equipment revenues billed	$11,927	$11,040
Cost of equipment revenues billed	(32,006)	(27,185)

Total gross subsidy for equipment	$(20,079)	$(16,145)

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended June 30, 2004, selling, general and administrative expenses were $117.8 million compared to $98.7 million for the same period in 2003, representing an increase of $19.1 million, or 19%.

        Sales and marketing expenses for the three months ended June 30, 2004 were $49.1 million, an increase of $2.9 million, or 6%, from second quarter 2003 due to the following:

  •
  $4.7 million increase in advertising and media expenses as a result of general marketing campaigns directed mostly at growth for our low cost distribution channel of web sales, tele sales and retail stores along with sponsorship of NASCAR in conjunction with Nextel;

  •
  $500,000 operating costs for the 26 new retail stores put in operation since June 30, 2003, for a total of 49 retail stores at June 30, 2004. We expect to add an additional 21 retail stores during 2004 for a total of 70 retail stores by year-end, which will result in additional start-up and operating costs; offset by

  •
  $2.3 million decrease in commissions and residuals paid to account representatives due to less gross adds by the direct sales channel and a three-tier commissions plan implemented during the latter part of the second quarter of 2003 for the indirect sales channel.

        General and administrative costs include costs associated with customer care center operations and service and repair for customer phones along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the three months ended June 30, 2004, general and administrative costs were $68.7 million, an increase of $16.2 million, or 31%, compared to the same period in 2003 due to the following:

  •
  $3.8 million increase due to hiring additional staff and operating expenses to support our growing customer base and related customer care activities in Las Vegas, Nevada and Panama City Beach, Florida;

  •
  $13.9 million increase in billing, collection and customer retention expenses to support a larger and growing customer base, offset by a $6.4 million decrease in bad debt; and

  •
  $4.9 million increase in support of our information systems, facilities and corporate expenses.

        As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we anticipate being able to implement.

Stock-Based Compensation Expense

        For the three-month periods ended June 30, 2004 and 2003, we recorded non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $337,000 and $218,000, respectively. Subject to our mandatory adoption of any future accounting pronouncements, we expect stock-based compensation expense to continue to decrease as the options and restricted stock continue to vest.

Depreciation and Amortization Expense

        For the second quarter ended June 30, 2004, our depreciation and amortization expense was $36.6 million compared to $33.5 million for the same period in 2003, representing an increase of 9%. The $3.1 million increase in depreciation expense was due to adding approximately 240 cell sites since June 30, 2003. We also acquired furniture and equipment for our offices and 26 new retail stores. We expect depreciation to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new retail stores and the expansion of our existing customer call center in Panama City Beach, Florida which is expected to be operational during third quarter 2004.

Interest Expense and Interest Income

        Interest expense, net of capitalized interest, declined $11.8 million, or 30%, from $39.1 million for the three-month period ended June 30, 2003 to $27.3 million for the three-month period ended June 30, 2004. This decline was due mostly to our repurchase for cash of our 14% senior discount notes due 2009, 12 1/2% senior discount notes due 2009 and 11% senior notes due 2010 during that time. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $972,000 for the second quarter of 2004 compared to approximately $797,000 non-cash fair market value gain for the same period in 2003.

        For the three months ended June 30, 2004, interest income was $302,000 compared to $481,000 for 2003. This decrease was due mostly to a decline in interest rates on our short-term investments.

Loss on Early Retirement of Debt

        For the three months ended June 30, 2004, we recorded a $53.4 million loss on early retirement of debt related to our repurchase of our 11% senior notes due 2010 for $355.8 million (principal amount at maturity). Of the $53.4 million loss, approximately $43.8 million represents a premium paid to repurchase our 11% senior notes due 2010 for cash, $6.7 million relates to the write-off of the deferred financing costs for the 11% senior notes due 2010 and $2.9 million relates to the write-off of the deferred financing costs related to refinancing the existing $375.0 million tranche B term loan with a new $700.0 million tranche C term loan in May 2004.

Deferred Income Tax Provision

        Because we ceased amortizing licenses for financial statement purposes on January 1, 2002 in accordance with SFAS 142, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we adjust the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three months ended June 30, 2004, we recorded a deferred income tax benefit of $8.6 million compared to a provision of $3.2 million for the three months ended June 30, 2003 relating to our FCC licenses in accordance with the annual effective tax rate methodology for interim tax reporting.

Net Income (Loss) Attributable to Common Stockholders

        For the three months ended June 30, 2004, we had a net loss attributable to common stockholders of approximately $19.4 million compared to a net loss attributable to common stockholders of $110.0 million for the same period in 2003, representing an improvement of $90.6 million, or 82%. The $19.4 million net loss included a $53.4 million loss for early retirement of debt in connection with the repurchase of approximately $355.8 million (principal amount at maturity) of our 11% senior notes due 2010 and writing-off the deferred financing costs related to the 11% senior notes due 2010 and refinancing the credit facility. With our continuing progress in increasing revenues as well as scaling our cost structure, we expect to return to net income for the third and fourth quarters of 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues

        Total revenues increased 44% to $638.5 million for the six months ended June 30, 2004 compared to $442.1million generated in the same period in 2003. This growth was due to increased revenues from existing markets in addition to launching new markets in Augusta, Georgia during May 2003 and Burlington, Vermont during June 2003.

        For the six months ended June 30, 2004 our ARPU was $67, which was a $2 increase compared to the six months ended June 30, 2003. We attribute the increase in ARPU to a strong response to using Nationwide Direct Connect, which started in August 2003, a 14% growth in minutes of use during the first six months of 2004 for an average of 729 monthly minutes per subscriber compared to an average of 641 monthly minutes for the same period in 2003, and increased packet data usage. The following table sets forth our revenues and ARPU for these periods:

	For the Six Months Ended June 30, 2004	% Of Consolidated Revenues	For the Six Months Ended June 30, 2003	% Of Consolidated Revenues
	(Dollars in thousands, except ARPU)
Service and roaming revenues	$599,494	94%	$427,049	97%
Equipment revenues	39,036	6%	15,029	3%

Total revenues	$638,530	100%	$442,078	100%

ARPU(1)	$67		$65

(1)
See "Selected Consolidated Financial Data-Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)" for more information regarding our use of ARPU as a non-GAAP financial measure.

        Service revenues increased 40% to $599.5 million for the six months ended June 30, 2004 compared to $427.0 million for the six months ended June 30, 2003. Roaming revenues for the six months ended June 30, 2004 accounted for approximately 12% of our service revenues, which was consistent for the same period in 2003.

        Because we adopted EITF No. 00-21 prospectively beginning on July 1, 2003, all previously deferred activation fees, handset revenues and related costs for the handsets deferred in accordance with SAB No. 101 will continue to be amortized over their remaining customer relationships. For a discussion of this accounting policy, please see "—Critical Accounting Policies—Revenue Recognition."

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

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Revenues:
Service revenues as reported	$599,494	$427,049
Activation fees deferred (SAB No. 101)	—	3,319
Previously deferred activation fees recognized (SAB No. 101)	(2,024)	(2,123)
Activation fees to equipment revenues (EITF No. 00-21)	5,136	—

Total service revenues without SAB No. 101 and EITF No. 00-21	$602,606	$428,245

Equipment revenues as reported:	$39,036	$15,029
Equipment revenues deferred (SAB No. 101)	—	19,947
Previously deferred equipment revenues recognized (SAB No. 101)	(10,980)	(12,875)
Activation fees from service revenues (EITF No. 00-21)	(5,136)	—

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$22,920	$22,101

Cost of equipment revenues as reported:	$73,582	$44,935
Cost of equipment revenues deferred (SAB No. 101)	—	23,266
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(13,004)	(14,998)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$60,578	$53,203

        Equipment revenues for the six months ended June 30, 2004 were $39.0 million compared to $15.0 million for the same period in 2003, representing an increase of $24.0 million, or 160%. Of the increase, $18.1 million relates to the adoption of EITF No. 00-21 and recognizing equipment revenues previously deferred in accordance with SAB No. 101, in addition to $5.1 million of activation fees reported in equipment revenues. The remaining $819,000 increase is due to growth in the number of subscribers during the period, offset by promotional pricing for the phones resulting in reduced revenues.

Cost of Service Revenues

        For the six months ended June 30, 2004, our cost of service revenues was $170.3 million compared to $149.1 million for the same period in 2003, representing an increase of $21.2 million, or 14%. The increase in costs was primarily the result of bringing on-air approximately 240 additional cell sites since June 30, 2003, as well as an increase in airtime usage from 641 average monthly minutes of use per subscriber for the six months ended June 30, 2003 to 729 average monthly minutes of use per subscriber for the six months ended June 30, 2004. Increased airtime usage resulted from the 34% growth in the number of customers from June 30, 2003 along with the 14% increase in average minutes of use per subscriber per month since that time.

Cost of Equipment Revenues

        Our cost of equipment revenues for the six months ended June 30, 2004 was $73.6 million compared to $44.9 million for the same period in 2003. Of the $28.7 million increase in costs, $21.3 million was related to the adoption of EITF No. 00-21 and recognizing cost of equipment revenues previously deferred in accordance with SAB No. 101. The remaining $7.4 million increase in costs was due to the growth in number of subscribers. The table below reflects the cost of equipment revenues taking into account the adoption of EITF No. 00-21 and the related impact of SAB No. 101.

	For the Six Months Ended June 30,
	2004	2003
	(in thousands)
Cost of equipment revenues as reported	$73,582	$44,935
Cost of equipment revenues deferred (SAB No. 101)	—	23,266
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(13,004)	(14,998)

Total cost of equipment revenues without SAB No. 101	$60,578	$53,203

        Due to the "push to talk" functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. Therefore, we believe these amounts best represent the economics and actual cash subsidy on equipment costs. As a result, the table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $37.7 million for the six months ended June 30, 2004, compared to a loss of $31.1 million for the same period in 2003. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Six Months Ended June 30,
	2004	2003
	(in thousands)
Equipment revenues billed	$22,920	$22,101
Cost of equipment revenues billed	(60,578)	(53,203)

Total gross subsidy for equipment	$(37,658)	$(31,102)

Selling, General and Administrative Expenses

        For the six months ended June 30, 2004, selling, general and administrative expenses were $231.2 million compared to $187.4 million for 2003, representing an increase of $43.8 million, or 23%. The increase was due to implementing sales and marketing activities to grow our customer base and operating costs for additional retail stores, along with billing, collections, customer retention, customer care and service and repair costs to support a larger and growing customer base.

Stock-Based Compensation Expense

        For the six months ended June 30, 2004 and 2003, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $554,000 and $481,000, respectively.

Depreciation and Amortization Expense

        For the six months ended June 30, 2004, our depreciation and amortization expense was $73.2 million compared to $66.0 million for the same period in 2003, representing an increase of 11%. The $7.2 million increase related primarily to depreciating the wireless network assets for the 240 additional cell sites placed in service since June 30, 2003, along with furniture and equipment purchased to set up new retail stores.

Interest Expense and Interest Income

        Interest expense, net of capitalized interest, declined from $79.4 million for the six months ended June 30, 2003 to $58.2 million for the six months ended June 30, 2004, representing a decrease of 27%. This reduction was due mostly to our repurchase for cash of our 14% senior discount notes due 2009, 12 1/2% senior notes due 2009 and 11% senior notes due 2010 during that time. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $2.1 million for the six months ended June 30, 2004 compared to approximately $1.4 million non-cash fair market value gain for the same period in 2003.

        For the six months ended June 30, 2004, interest income was $979,000 compared to $1.3 million for the same period in 2003, representing a decrease of $303,000, or 23%. This decrease was due to a decline in interest rates on our short-term investments.

Loss on Early Retirement of Debt

        For the six months ended June 30, 2004, we recorded a $55.0 million loss on early retirement of debt related to our repurchase for cash of the remaining $1.8 million (principal amount at maturity) of our 14% senior discount notes due 2009 and $366.3 million of our 11% senior notes due 2010. Of the $55.0 million loss, $45.2 million represents a premium paid to repurchase our 11% senior notes due 2010 for cash and $9.8 million relates to the write-off of the deferred financing costs for the 14% senior discount notes due 2009, the 11% senior notes due 2010 and the tranche B term loan of the credit facility that was refinanced on May 19, 2004.

Deferred Income Tax Provision

        As a result of adopting SFAS No. 142, we record a non-cash income tax provision in accordance with the annual effective tax rate methodology for interim tax reporting. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to adjust the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the six months ended June 30, 2004, we recorded a deferred income tax benefit of $7.8 million and for the same period in 2003 we recorded a $6.1 million deferred income tax provision, respectively, relating to our FCC licenses.

Net Loss

        For the six months ended June 30, 2004, we had a net loss attributable to common stockholders of approximately $14.7 million compared to a net loss of $160.2 million for 2003, representing a $145.5 million, or 91%, improvement. The $14.7 million net loss included a $55.0 million loss for early retirement of certain debt.

Liquidity and Capital Resources

        As of June 30, 2004, our cash and cash equivalents and short-term investments balance was approximately $222.4 million, a decrease of $46.4 million compared to the balance of $268.8 million as of December 31, 2003 and an increase of $14.6 million compared to the balance of $207.8 million as of June 30, 2003. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $322.4 million as of June 30, 2004. The $46.4 million decrease in our liquidity position from December 31, 2003 was in part a result of our redemption for cash of approximately $1.8 million (principal amount at maturity) of our remaining 14% senior discount notes due 2009 and using approximately $60.0 million of available cash to fund the tender offer of our 11% senior notes due 2010, offset by positive cash from operating activities.

Statement of Cash Flows Discussion

	For the Six Months Ended June 30,
				% Change
	2004	2003	$ Change
	(dollars in thousands)
Net cash from operating activities	$80,846	$(20,659)	$101,505	491%
Net cash from investing activities	$(4,839)	$(106,319)	$101,480	95%
Net cash from financing activities	$(60,447)	$131,884	$(192,331)	(146)%

        For the six months ended June 30, 2004, we generated $80.8 million in cash from operating activities, compared to our use of $20.7 million in cash for the same period in 2003. The $101.5 million increase in funds from operating activities was due to the following:

  •
  a $95.1 million increase in cash generated from operating activities, excluding changes in current assets and liabilities; and

  •
  a $30.8 million decrease in accounts payable and other current liabilities and operating advances to Nextel WIP due to the timing of payments; offset by

  •
  a $16.3 million increase in our accounts receivable balance from customers due to the growth in number of subscribers; and

  •
  a $8.1 million increase in our on-hand subscriber equipment inventory offset by other current assets.

        Net cash from investing activities for the six months ended June 30, 2004 was $4.8 million compared to $106.3 million for the same period in 2003. The $101.5 million decline in net cash from investing activities was primarily due to:

  •
  a $20.5 million decrease in capital expenditures;

  •
  a $11.1 million decrease in FCC licenses acquired; and

  •
  a $69.9 million increase in net cash proceeds from the sale and maturities of short-term investments.

        Net cash from financing activities for the six months ended June 30, 2004 totaled $60.4 million, which was an increase of $192.3 million compared to $131.9 provided in the same period in 2003. The $192.3 million net increase in cash from financing activities was due to:

  •
  a $302.4 million increase in cash used to redeem the remainder of our outstanding 14% senior discount notes due 2009 and repurchase for cash in open-market purchases and through the tender offer our 11% senior notes due 2010;

  •
  a $455,000 increase in capital lease payments; and

  •
  a $5.5 million decline in proceeds from sale leaseback transactions; offset by

  •
  a $99.6 million increase in proceeds from refinancing the credit facility and issuing $25.0 million of 8 1/8% senior notes due 2011;

  •
  a $9.7 million decline in debt and equity issuance costs; and

  •
  a $6.7 million increase in proceeds from stock options exercised and the cash proceeds from employee purchases of stock.

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

        The following table provides details regarding our contractual obligations subsequent to June 30, 2004:

	Payments due by Period
Contractual Obligations	2004 (6 months)	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt	$—	$—	$—	$5,250	$307,000	$1,310,157	$1,622,407
Capital lease obligations	1,640	3,499	3,817	4,163	4,540	4,952	22,611
Operating leases	40,448	69,582	49,395	35,340	23,830	50,436	269,031
Purchase obligations(1)	4,150	1,150	—	—	—	—	5,300

Total contractual obligations	$46,238	$74,231	$53,212	$44,753	$335,370	$1,365,545	$1,919,349

(1)
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

Sources of Funding

        To date, third-party financing activities have provided the majority of our funding. Listed below are the sources of funding, including our refinancing activities:

  •
  proceeds from cash equity contributions and commitments of $202.8 million in January and September of 1999;

  •
  the offering of 14% senior discount notes due 2009 for initial proceeds of $406.4 million in January 1999, less $191.2 million for the partial redemption of these notes in April 2000, $86.1 million (principal amount at maturity) repurchased for cash in May and June 2003, $375.8 million (principal amount at maturity) as of June 30, 2003 repurchased pursuant to a tender offer commenced in June 2003, and $16.5 million (principal amount at maturity), $4.8 million (principal amount at maturity) repurchased for cash in July 2003 and December 2003, respectively, and $1.8 million (principal amount at maturity) redeemed in March 2004;

  •
  term loans incurred in the aggregate principal amount of $375.0 million in January and September 1999 and January 2002, which we refinanced in May 2004 and increased to $700.0 million;

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

  •
  the offering of 11% senior notes due 2010 for $200.0 million in March 2000 and an additional $200.0 million in 11% senior notes due 2010 in July 2000, less $22.6 million (principal amount at maturity) repurchased for cash in August 2003, $10.5 million (principal amount at maturity) repurchased for cash in March 2004 and $355.8 million (principal amount at maturity) repurchased for cash through a tender offer that expired in May 2004;

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

  •
  the offering of 8 1/8% senior notes due 2011 for $450.0 million in June 2003 and an additional $25.0 million in May 2004 for proceeds of $24.6 million;

  •
  the offering of 1 1/2% convertible senior notes due 2008 for $125.0 million in August 2003; and

  •
  net proceeds of $104.5 million from our sale of Class A common stock in November 2003.

        Our funding sources from debt are described below in more detail:

        On May 19, 2004, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and book runners, Morgan Stanley Senior Funding, Inc. as syndication agent, and JPMorgan Chase Bank as administrative agent. The new credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on the date falling on or nearest to May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. As of June 30, 2004, $700.0 million of the tranche C term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. Borrowings under the new secured credit facility were used to repay borrowings under our previous $475.0 million tranche B senior secured credit facility as well as fund a portion of the tender offer for our 11% senior notes due 2010.

        The tranche C term loan bears interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of June 30, 2004, the interest rate on the tranche C term loan was 3.8125%.

        Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of June 30, 2004, we were in compliance with all covenants associated with this credit facility.

        Our 14% senior discount notes due 2009 were issued in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest began accruing on the notes on February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes (principal amount at maturity) plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. From May 13, 2003 through June 4, 2003, we repurchased for cash approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million. On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to repurchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $398.1 million. From July 1, 2003 through July 11, 2003, we repurchased for cash an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $17.5 million. On December 1, 2003 we repurchased for cash approximately $4.8 million (principal amount at maturity) of the notes outstanding for $5.1 million. During March 2004, we redeemed the remaining $1.8 million (principal amount at maturity) of our outstanding 14% senior discount notes due 2009.

        On March 10, 2000, we issued $200.0 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200.0 million of 11% senior notes due 2010, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 11% per annum, payable semi-annually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2000. In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. During August 2003 and March 2004, we repurchased for cash $22.6 million and $10.5 million (principal amounts at maturity), respectively, of our 11% senior notes due 2010 in open-market purchases. On April 28, 2004, we commenced a tender offer and consent solicitations relating to all of our outstanding 11% senior notes due 2010. In connection with the tender offer, which expired on May 25, 2004, we purchased approximately $355.8 million (principal amount at maturity) of the 11% senior notes due 2010 for approximately $406.6 million including accrued interest. As of June 30, 2004, there was approximately $1.2 million (principal amount at maturity) of outstanding 11% senior notes due 2010.

        On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on May 15, 2002. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes due 2009 in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from our public offering in November 2003.

        On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes, increasing the total proceeds to $175.0 million. At the option of the holders, the notes are convertible at an initial conversion rate of 131.9087 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

        On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due 2011 in a private placement. We subsequently exchanged all of the 8 1/8% senior notes due 2011 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semi-annually in cash in arrears, on January 1 and July 1 of each year, which commenced on January 1, 2004. The proceeds from this offering were used primarily to fund the purchase of the 14% senior discount notes due 2009 in our June 2003 tender offer.

        On May 19, 2004, we issued an additional $25.0 million of 8 1/8% senior notes due 2011 under a separate indenture in a private placement. We intend to exchange all of these 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semi-annually in cash in arrears on January 1 and July 1 of each year, which commenced on July 1, 2004. The proceeds were used to fund a portion of the purchase of the 11% senior notes due 2010 in our tender offer.

        On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, the notes are convertible at an initial conversion rate of 78.3085 shares of our Class A common stock per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

        As discussed in more detail in "—Risk Factors," if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

        In the future, we may opportunistically engage in additional debt-for-equity exchanges or repurchase additional outstanding notes for cash if the financial terms are sufficiently attractive.

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

        As a result of the adopting SFAS No. 142, we now record a non-cash income tax provision based on the annual effective tax rate methodology for interim tax reporting. | Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. During the three- and six-month periods ended June 30, 2004, we recorded a tax benefit of $8.6 million and a $3.2 million tax provision, respectively, primarily related to our FCC licenses.

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

Related Party Transactions

Motorola Purchase Agreements

        Pursuant to the equipment purchase agreements between us and Motorola, which held approximately 2.3% of our outstanding common stock as of June 30, 2004, they provide us the iDEN infrastructure and subscriber handset equipment to us throughout our markets. We expect to continue to rely on Motorola for the manufacture of a substantial portion of our handset equipment as well as the equipment necessary to construct our portion of the Nextel Digital Wireless Network for the foreseeable future. The equipment purchase agreements govern our rights and obligations regarding purchases of handset equipment and system infrastructure equipment manufactured by Motorola and others.

        For the three months ended June 30, 2004 and 2003, we paid Motorola approximately $60.0 million and $46.5 million, respectively, and $90.6 million and $90.5 million for the six months ended June 30, 2004 and 2003, respectively, for infrastructure and other equipment, handsets, warranties and services.

Nextel Operating Agreements

        We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, which held approximately 30.0% of our outstanding common stock as of June 30, 2004 and with which one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company's monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party's network. For the three months ended June 30, 2004 and 2003, we earned approximately $36.8 million and $26.9 million, respectively, and for the six months ended June 30, 2004 and 2003 we earned approximately $70.6 million and $49.9 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

        During the three months ended June 30, 2004 and 2003, we incurred charges from Nextel WIP totaling $28.7 million and $24.0 million, respectively, and for the six months ended June 30, 2004 and 2003, we incurred charges from Nextel WIP for $55.0 million and $43.8 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel's system and other support costs. The costs for these services are recorded in cost of service revenues.

        During 2003 and 2004 Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. We also paid Nextel a royalty fee and a 2004 sponsorship fee for NASCAR. For the three months ended June 30, 2004 and 2003, we were charged approximately $4.3 million and $2.0 million, respectively, and $8.2 million and $4.1 million for the six months ended the same periods, respectively, for these services and fees. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended June 30, 2004 and 2003, we were charged approximately $1.3 million and $1.0 million, respectively, and $2.4 million and $2.3 million for the six months ended June 30, 2004 and 2003, respectively, for these services. The costs for all of these services and fees are included in selling, general and administrative expenses.

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

Business Relationship

        In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the three months ended June 30, 2004 and 2003, we paid American Tower Corporation $2.5 million and $2.9 million, respectively, and $4.9 million and $5.2 million for the six months ended the same periods, respectively, for these tower leases.

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

        We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Wireless Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of June 30, 2004, we had an accumulated deficit of approximately $1.2 billion. We may incur operating losses in the future. We cannot assure you that we will become profitable or sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

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

        The total non-current portion of our outstanding debt including capital lease obligations was approximately $1.6 billion as of June 30, 2004 and greatly exceeds the level of our revenues and stockholders' equity (deficit). As of June 30, 2004, the non-current portion of total long-term debt outstanding included $700.0 million outstanding under our credit facility, $1.2 million of outstanding 11% senior notes due 2010, $138.8 million at their accreted value of outstanding 12 1/2% senior discount notes due 2009, $300.0 million of outstanding 1 1/2% convertible senior notes due 2008, $474.6 million of outstanding 8 1/8% senior notes due 2011, and $19.3 million of capital lease obligations. In aggregate, this indebtedness represented approximately 101% of our total book capitalization at that date.

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

        The FCC mandated that wireless carriers provide for local number portability ("LNP") by November 24, 2003 in the top 100 metropolitan statistical areas ("MSAs") in the United States. In addition, wireless carriers in areas outside of the top 100 MSAs must port a telephone number on request within six months, or by May 24, 2004, whichever is later. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets that are within the top 100 MSAs in the United States that were required to be completed by November 24, 2003 and implemented LNP in our remaining markets by the May 24, 2004 deadline. We anticipate number portability could increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and the cost of adding new subscribers, which generally includes a commission expense and/or significant handset discounts. A high rate of churn is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and /or reduce pricing to match competitors' initiatives and retain customers, which could adversely impact our revenues and profitability. Since the launch, the wireless industry has continued to work to improve its ability to support number portability. If consumer dissatisfaction results, it could adversely impact industry growth.

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

We may not be able to meet a December 31, 2005 FCC deadline with respect to A-GPS handset subscriber penetration, in which event the FCC could impose fines or take other regulatory action that could have an adverse effect on our business.

        On August 2, 2004, we filed our required Phase I and Phase II E911 Quarterly Report with the FCC which sets forth our compliance with the FCC's mandates regarding the sale of A-GPS capable handsets. A-GPS capable handsets are used to locate customers placing emergency 911-telephone calls. The FCC currently requires that by December 31, 2005, 95% of our subscriber base must use A-GPS capable handsets. In our quarterly FCC report, we notified the FCC that we do not project that we can meet the FCC's December 31, 2005 benchmark of 95% A-GPS handset penetration. If we are not able to achieve this benchmark or obtain a waiver or postponement of this benchmark, the FCC could impose fines or take other regulatory action that could have an adverse effect on our business.

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

        In addition, the amended and restated shareholders' agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market. Any such purchases would increase the voting power and influence of the purchasing stockholder and could result in a change of control of us. Shares of Class A common stock are immediately and automatically convertible into an equal number of shares of Class B common stock upon the acquisition of such shares of Class A common stock by Nextel, by any of its majority-owned subsidiaries, or by any person or group that controls Nextel. We recently amended our restated certificate of incorporation in response to a request from Nextel WIP to increase the number of shares of Class B common stock that is authorized for issuance thereunder. We are also aware that, in connection with our public equity offering in November 2003, Nextel indicated an interest in purchasing shares of Class A common stock from existing stockholders through a private placement or through open-market purchases. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.

Significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our other stockholders.

        As of June 30, 2004, our officers, directors and greater than 5% stockholders together controlled approximately 47% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to greatly affect the management and affairs of our company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements. They can be identified by the use of forward-looking words such as "believes," "expects," "plans," "may," "will," "would," "could," "should" or "anticipates" or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under "—Risk Factors" and as described from time to time in our reports filed with the Securities and Exchange Commission, including this

Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements with respect to the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We are subject to market risks arising from changes in interest rates. Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loan of OPCO under our credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $6.5 million.

        On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In April 1999 and 2000, we entered into interest rate swap agreements for $60.0 million and $50.0 million respectively, to partially manage interest rate exposure with respect to our previous $375.0 million term B loan. In May 2004, we refinanced our term B and term C loans and replaced them with a $700.0 million tranche C credit facility, but maintained our existing rate swap agreements until we terminated the $60.0 million interest rate swap agreement in April 2004 in accordance with its original terms. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. We have elected not to designate these interest rate swaps as hedges under SFAS 133. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three months ended June 30, 2004, we recorded a non-cash, fair market value gain of approximately $972,000 related to the market value of interest rate swap agreements, which has been reflected in interest expense.

        As noted above, in April 2004 we terminated the $60.0 million interest rate swap agreement in accordance with its original terms and paid approximately $639,000 for the final settlement. We did not record any realized gain or loss with this termination since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.

        The following discloses the fair value of the swap agreements recorded as of June 30, 2004:

(in thousands)
Fair value of liability as of December 31, 2003	$5,195
Change in fair value—interest rate changes	(2,106)
Settlement of $60 million swap agreement terminated	(639)

Fair value of liability as of June 30, 2004	$2,450

        We have 11% senior notes due 2010, 12 1/2% senior discount notes due 2009, 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.

        A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of June 30, 2004 follows:

(in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term debt obligations:
Fixed-rate debt	$—	$—	$—	$—	$300,000	$622,407	$922,407	$1,202,338
Average interest rate	6.7%	6.7%	6.7%	6.7%	6.9%	8.6%	7.2%
Variable-rate debt	$—	$—	$—	$5,250	$7,000	$687,750	$700,000	$700,000
Average interest rate(1)

(1)
As of June 30, 2004 variable rate debt consists of our bank credit facility. The bank credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche C term loan bears interest, at our option, at the administrative agent's alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of June 30, 2004, the interest rate on the tranche C term loan was 3.8125%.

Aggregate notional amounts associated with interest rate swaps in place as of June 30, 2004 are as follows:

(in thousands)	2004	2005	2006	2007	2008	Thereafter	Fair Value
Interest rate swaps:
Notional amount(2)	$50,000	$50,000	—	—	—	—	$2,450
Weighted-average fixed rate payable(3)	6.7%	6.7%	—	—	—	—

(2)
Includes notional amounts of $50.0 million that will expire in April 2005.

(3)
Represents the weighted average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

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

        There has been no change in our internal control over financial reporting during our second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The proposed settlement, which is not material to us, is subject to a number of contingencies, including negotiation of a settlement agreement and its approval by the Court. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. We are unable to determine whether or when a settlement will occur or be finalized.

        On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc., et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants' consolidated motion to dismiss plaintiffs' claims. The plaintiffs have appealed to the United States Court of Appeals for the Fourth Circuit. The appeal is fully briefed, and the parties are awaiting a date for oral argument. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

        On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick's Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the "Blando Case"). All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys' fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the court conducted a final approval hearing and, on April 20, 2004, approved the settlement. On May 27, 2004, various objectors and class members appealed Judge Gaitan's order granting final approval of the settlement to the United States Court of Appeals for the Eighth Circuit. Distribution of settlement benefits is stayed until the appellate court issues a final order resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

        We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On May 19, 2004, we amended the indentures governing our outstanding 11% senior notes due 2010 to eliminate substantially all restrictive covenants and certain event of default provisions. Copies of the supplemental indentures effecting these amendments have been filed as exhibits to this report.

        On May 19, 2004, we closed a private placement of $25 million of 8 1/8% senior notes due 2011. The offering was made to qualified institutional buyers as defined in Rule 144A of the Securities Act. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 18, 2004, we held our 2004 annual meeting of stockholders in Bellevue, Washington. Only holders of record of our Class A common stock and Class B common stock on the record date of April 2, 2004 were entitled to vote at the annual meeting. Each holder of record of Class A common stock and Class B common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting. There was no opposition to the nominees of the Board of Directors and all such nominees were elected to serve as our directors. Set forth below is information regarding the shares voted in the election of our directors, each to hold office until his or her successor is elected and qualified:

	Votes
Name
	For	Withheld
Adam Aron	248,661,727	8,399,549
John Chapple	255,322,524	1,738,752
Steven B. Dodge	254,912,692	2,148,584
Timothy Donahue	255,471,678	1,589,598
James N. Perry, Jr.	255,133,058	1,928,218
Caroline H. Rapking	255,418,832	1,642,444
Dennis M. Weibling	249,898,029	7,163,247

        A proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004 was approved and received the following votes:

Votes
For	256,918,317
Against	47,774
Abstain	95,185
Broker non-votes	5,870,315

        A proposal to amend our stock option plan to increase the number of shares of Class A common stock reserved for issuance under the plan by 6,000,000 shares from 28,545,354 to 34,545,354 was approved and received the following votes:

Votes
For	162,908,480
Against	59,130,409
Abstain	43,096
Broker Non-Votes	40,849,606

        A proposal to amend our Restated Certificate of Incorporation to increase the aggregate number of authorized shares of our capital stock from 713,110,000 to 1,213,110,000, including an increase in the number of authorized shares of common stock from 600,000,000 to 1,100,000,000 and an increase in the number of authorized shares of Class B common stock from 100,000,000 to 600,000,000, was approved and received the following votes:

Votes
For	235,506,122
Against	21,507,955
Abstain	47,199
Broker Non-Votes	5,870,315

        A proposal to amend the Restated Certificate of Incorporation to grant the Board of Directors the authority to adopt, amend or repeal our Bylaws without stockholder approval was approved and received the following votes:

Votes
For	152,656,393
Against	69,380,996
Abstain	44,596
Broker Non-Votes	40,849,606

Item 5. Other Information

        In February 2004 we announced that certain of our executives had established Rule 10b5-1 selling programs under which they intended to sell an aggregate of 925,000 shares of our Class A common stock in a regular and orderly manner over the course of the following 15 months. As previously disclosed, our chief operating officer recently resigned and is no longer part of the executive team. In addition, three of the executives, including our chief executive officer, have subsequently amended their selling programs, increasing the aggregate number of shares to be sold thereunder by such executives. Taking these changes into account, the total number of shares to be sold by the executives remaining at the company under Rule 10b5-1 selling programs over the next 15 months is 1,499,375 shares.

        On July 8, 2004, the Federal Communications Commission ("FCC") adopted a reconfiguration plan with respect to the public safety spectrum in the 800 MHz band, pursuant to which we and Nextel would be permitted to reconfigure certain of our spectrum ranges and relocate existing licensees in those ranges. The FCC released its order with respect to the reconfiguration plan on August 6, 2004, which we have not had an opportunity to review in full, and it is therefore uncertain how the plan will affect us or the costs that might be involved, although we do not expect any resulting costs to have an adverse impact on our financial condition.

Item 6.    Exhibits and Reports on Form 8-K

(a)
List of Exhibits.

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).
3.1	(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc., filed as of June 3, 2004.
3.2		Amended and Restated Bylaws, effective of June 3, 2004.
10.18	(c)	1999 Nonqualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed June 30, 2004 (File No. 333-117015)).
10.50	(a)	First Supplemental Indenture dated as of May 19, 2004 by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% senior notes due 2010.
†10.55	(a)
Amended and Restated Extension Amendment to the iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective May 24, 2004 by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.57	(a)	First Supplemental Indenture dated as of May 19, 2004 by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% senior notes due 2010.
10.77	(a)
First Amended and Restated Credit Agreement dated as of May 19, 2004 by and between Nextel Partners Operating Corp., J.P. Morgan Securities, Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, the Subsidiary Guarantors named therein and the Lenders named therein, including all exhibits thereto.
10.78		Indenture dated as of May 19, 2004, by and between Nextel Partners, Inc. and the BNY Western Trust Company, as Trustee, relating to the 8 1/8% senior notes due 2011.
10.79
Registration Rights Agreement dated May 19, 2004 by and among Nextel Partners, Inc., Morgan Stanley & Co. Inc., J.P. Morgan Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC relating to the 8 1/8% senior notes due 2011.

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

†
Confidential treatment requested.

(b)
Reports on Form 8-K.

1.
Current Report on Form 8-K filed April 28, 2004 announcing that we had commenced a tender offer and consent solicitation relating to any and all of our outstanding 11% Senior Notes due 2010.

2.
Current Report on Form 8-K filed April 28, 2004 announcing our financial results for the periods ended March 31, 2004.

3.
Current Report on Form 8-K filed May 13, 2004 announcing that in connection with the tender offer and consent solicitation for our 11% senior notes due 2010 we had received sufficient consents from the registered holders to amend the indentures governing the notes.

4.
Current Report on Form 8-K filed May 19, 2004 announcing that in connection with the tender offer of our 11% senior notes due 2010 we accepted for purchase approximately $352.5 million aggregate principle amount of outstanding 11% senior notes.

5.
Current Report on Form 8-K filed May 24, 2004 announcing that John Chapple, Chairman, Chief Executive Officer and President would participate in the Lehman Brothers Global Wireless Conference to discuss our performance.

6.
Current Report on Form 8-K filed June 22, 2004 announcing that Barry Rowan, Chief Financial Officer and Treasurer would participate in the Wachovia Securities Nantucket Equity Conference to discuss our performance.

7.
Current Report on Form 8-K filed June 25, 2004 announcing that Perry Satterlee, Vice President and Chief Operating Officer submitted his resignation effective mid-July and Jim Ryder will become Vice President of Sales and Marketing and Philip Gaske will assume the position of Vice President of Customer Care.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2004	NEXTEL PARTNERS, INC. (Registrant)
	By:	/s/ BARRY ROWAN Barry Rowan Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
	By:	/s/ LINDA ALLEN Linda Allen Chief Accounting Officer (Principal Accounting Officer)

QuickLinks

NEXTEL PARTNERS, INC. FORM 10-Q TABLE OF CONTENTS
  Item I—Financial Statements
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Consolidated Condensed Balance Sheets (dollars in thousands) (unaudited)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Consolidated Condensed Statements of Operations (dollars in thousands, except per share amounts) (unaudited)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (in thousands) (unaudited)
NEXTEL PARTNERS, INC. AND SUBSIDIARIES Notes to Consolidated Condensed Financial Statements June 30, 2004 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
FORWARD-LOOKING STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES