Form 10-Q
period 2004-09-30
NEXTEL PARTNERS INC
filed 2004-11-09
CIK 1085707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐.

Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on November 1, 2004
Class A Common Stock	180,364,933 shares
Class B Common Stock	84,632,604 shares

NEXTEL PARTNERS, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(dollars in thousands)
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,945	$122,620
Short-term investments	115,342	146,191
Accounts receivable, net of allowance $16,835 and $14,873, respectively	183,843	150,219
Subscriber equipment inventory	41,490	24,007
Other current assets	24,613	19,006
Total current assets	487,233	462,043
PROPERTY, PLANT AND EQUIPMENT, at cost	1,479,095	1,380,866
Less—accumulated depreciation and amortization	(466,048)	(355,770)
Property, plant and equipment, net	1,013,047	1,025,096
OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	375,208	371,898
Debt issuance costs and other, net of accumulated amortization of $5,579 and $12,165, respectively	21,065	30,273
Total non-current assets	396,273	402,171
TOTAL ASSETS	$1,896,553	$1,889,310
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$72,650	$76,654
Accrued expenses and other current liabilities	102,118	98,878
Due to Nextel WIP	6,488	9,893
Total current liabilities	181,256	185,425
LONG-TERM OBLIGATIONS:
Long-term debt	1,633,162	1,653,539
Deferred income taxes	45,814	45,387
Other long-term liabilities	15,331	18,255
Total long-term obligations	1,694,307	1,717,181
TOTAL LIABILITIES	1,875,563	1,902,606
COMMITMENTS AND CONTINGENCIES (See Notes)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, Class A, par value $.001 per share, 180,060,600 and 183,186,434 shares, respectively, issued and outstanding, and paid-in capital	1,018,810	1,015,376
Common stock, Class B, par value $.001 per share convertible, 84,632,604 and 79,056,228 shares issued and outstanding, and paid-in capital	172,697	163,312
Accumulated deficit	(1,169,853)	(1,190,643)
Deferred compensation	(664)	(1,341)
Total stockholders’ equity (deficit)	20,990	(13,296)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,896,553	$1,889,310

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations
(dollars in thousands, except per share amounts)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
REVENUES:
Service revenues (earned from Nextel WIP $42,738, $32,622, $113,315 and $82,488, respectively)	$337,152	$260,650	$936,646	$687,699
Equipment revenues	20,390	20,264	59,426	35,293
Total revenues	357,542	280,914	996,072	722,992
OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $30,337, $27,134, $89,614 and $80,310, respectively) (incurred from Nextel WIP $31,258, $26,348, $86,292 and $70,161, respectively)	92,606	83,258	262,897	232,331
Cost of equipment revenues	34,248	37,076	107,830	82,011
Selling, general and administrative (incurred from Nextel WIP $3,932, $3,538, $14,507 and $9,923, respectively)	127,160	104,808	358,390	292,177
Stock based compensation (primarily selling, general and administrative related)	(22)	259	532	740
Depreciation and amortization	37,311	33,527	110,510	99,521
Total operating expenses	291,303	258,928	840,159	706,780
INCOME FROM OPERATIONS	66,239	21,986	155,913	16,212
Interest expense, net	(23,460)	(37,438)	(81,708)	(116,835)
Interest income	823	648	1,802	1,930
Loss on early retirement of debt	—	(6,290)	(54,971)	(74,417)
INCOME (LOSS) BEFORE DEFERRED INCOME TAX PROVISION	43,602	(21,094)	21,036	(173,110)
Deferred income tax provision	(8,081)	(885)	(246)	(6,975)
NET INCOME (LOSS)	35,521	(21,979)	20,790	(180,085)
Mandatorily redeemable preferred stock dividends	—	—	—	(2,141)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$35,521	$(21,979)	$20,790	$(182,226)
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.13	$(0.09)	$0.08	$(0.73)
Diluted	$0.12	$(0.09)	$0.08	$(0.73)
Weighted average number of shares outstanding:
Basic	263,945,444	251,284,864	263,134,769	250,909,273
Diluted	304,833,454	251,284,864	269,973,801	250,909,273

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,790	$(180,085)
Adjustments to reconcile net income (loss) to net cash from operating activities
Deferred income tax provision	246	6,975
Depreciation and amortization	110,510	99,521
Amortization of debt issuance costs	3,009	3,717
Interest accretion for senior discount notes	20	27,013
Interest accretion for mandatorily redeemable preferred stock series B	—	1,138
Bond discount amortization	720	928
Loss on retirement of debt	54,971	74,417
Fair value adjustments of derivative instruments	(2,760)	(2,689)
Stock based compensation	532	740
Other	(449)	1,144
Changes in current assets and liabilities:
Accounts receivable, net	(33,624)	(12,096)
Subscriber equipment inventory	(17,483)	149
Other current and long-term assets	(5,523)	(2,085)
Accounts payable, accrued expenses and other current liabilities	3,450	9,104
Operating advances due from Nextel WIP	(2,691)	1,561
Net cash from operating activities	131,718	29,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(103,372)	(147,066)
FCC licenses	(3,650)	(14,369)
Proceeds from sale and maturities of short-term investments, net	30,849	(16,803)
Net cash from investing activities	(76,173)	(178,238)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	724,565	750,000
Stock options exercised	10,774	1,314
Proceeds from stock issued for employee stock purchase plan	1,827	1,362
Proceeds from sale lease-back transactions	1,211	6,392
Debt repayments	(788,909)	(540,704)
Capital lease payments	(2,380)	(1,858)
Debt and equity issuance costs	(3,308)	(17,017)
Net cash from financing activities	(56,220)	199,489
NET INCREASE IN CASH AND CASH EQUIVALENTS	(675)	50,703
CASH AND CASH EQUIVALENTS, beginning of period	122,620	67,522
CASH AND CASH EQUIVALENTS, end of period	$121,945	$118,225
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for income taxes	$—	$—
Capitalized interest on accretion of senior discount notes	$—	$378
Accretion of mandatorily redeemable preferred stock dividends	$—	$2,141
Retirement of long-term debt with common stock	$—	$6,973
Cash paid for interest, net of capitalized amount	$94,762	$93,676

See accompanying notes to the consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2004
(unaudited)

1.   BASIS OF PRESENTATION

Our interim consolidated condensed financial statements for the three- and nine-month periods ended September 30, 2004 and 2003 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2003 and quarterly filings on Form 10-Q filed with the SEC.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

We are a party to certain equipment purchase agreements with Motorola. For the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to construct and make operational our portion of the Nextel Digital Wireless Network as well as for the provision of digital mobile telephone handsets and accessories.

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

Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plan and outstanding unvested restricted stock using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes using the if-converted method. For the three and nine months ended September 30, 2003, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.

The following schedule is our net income (loss) per share calculation for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except share and per share amounts)
Income (loss) attributable to common stockholders (numerator for basic)	$35,521	$(21,979)	$20,790	$(182,226)
Effect of dilutive securities:
Convertible Senior Notes	$1,125	—	—	—
Adjusted Income (loss) attributable to common stockholders (numerator for diluted)	$36,646	$(21,979)	$20,790	$(182,226)
Gross weighted average common shares outstanding	264,056,776	251,435,407	263,236,913	251,079,346
Less: Weighted average shares subject to repurchase	(111,332)	(150,543)	(102,144)	(170,073)
Weighted average common shares outstanding—basic (denominator for basic)	263,945,444	251,284,864	263,134,769	250,909,273
Effect of dilutive securities:
Convertible Senior Notes	32,872,584	—	—	—
Stock options	7,944,490	—	6,769,395	—
Restricted stock (unvested)	70,936	—	69,637	—
Weighted average common shares outstanding—diluted (denominator for diluted)	304,833,454	251,284,864	269,973,801	250,909,273
Net income (loss) per share, basic	$0.13	$(0.09)	$0.08	$(0.73)
Net income (loss) per share, diluted	$0.12	$(0.09)	$0.08	$(0.73)

For the nine months ended September 30, 2004, approximately 32.9 million shares issuable upon the assumed conversion of our 1½% convertible senior notes that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, for the three and nine months ended September 30, 2004 approximately 3.1 million options were excluded from the calculation of diluted earnings per common share as their exercise prices exceed the average market price of our class A common stock.

For the three months ended September 30, 2003, approximately 32.9 million shares issuable upon the assumed conversion of our 1½% senior convertible notes that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, for the three months ended September 30, 2003 approximately 170,000 shares of restricted stock and 18.8 million stock options outstanding were excluded from the calculation of common equivalent shares, as their effects were antidilutive.

Cash and Cash Equivalents

Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments

Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at September 30, 2004 and December 31, 2003 consisted of U.S. Treasury securities, mortgage-backed securities, auction rate securities and commercial paper. We classify our debt securities as trading because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

Sale-Leaseback Transactions

We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended September 30, 2004 and 2003 we received cash proceeds of approximately $432,000 and $142,000, respectively, and for the nine months ended September 30, 2004 and 2003 we received cash proceeds of approximately $1.2 million and $6.4 million, respectively, for assets sold to third parties. No gain was initially recognized on these transactions.

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

On January 1, 2002 we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an annual asset impairment analyses on our FCC licenses and to date we have determined there has been no impairment related to our FCC licenses. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”

As a result of adopting SFAS No. 142, we record a non-cash income tax provision in accordance with the annual effective tax rate methodology for interim tax reporting. Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increase the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three and nine months ended September 30, 2004, we recorded a deferred income tax provision of $8.1 million and $246,000, respectively, relating to our FCC licenses. During the same periods ended September 30, 2003, we recorded a deferred income tax provision of $885,000 and $7.0 million, respectively, relating primarily to our FCC licenses.

Interest Rate Risk Management

We use derivative financial instruments consisting of interest rate swap and interest rate protection agreements in the management of our interest rate exposures. In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004, we terminated the $60 million interest rate swap agreement in accordance with its original terms and paid approximately $639,000 for the final settlement. We did not record any realized gain or loss with this termination since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.

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

The interest rate swap agreement is included in other long-term liabilities on the balance sheet. The following discloses the fair value of the swap agreements recorded as of September 30, 2004:

(in thousands)
Fair value of liability as of December 31, 2003	$5,195
Change in fair value—interest rate changes	(2,760)
Settlement of $60 million swap agreement terminated	(639)
Fair value of liability as of September 30, 2004	$1,796

For the three months ended September 30, 2004 and 2003, we recorded non-cash, non-operating gains of $654,000 and $1.3 million, respectively, and for the nine months ended September 30, 2004 and 2003, we recorded non-cash, non-operating gains of $2.8 million and $2.7 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

In September 2004 we entered into a series of interest rate swap agreements, which will have the effect of converting certain of our variable interest rate $700 million term C loan obligations to fixed interest rates. The total amount to be hedged will be $150 million. The commencement date for the swap transactions is December 1, 2004 and the expiration date is August 31, 2006. We believe these interest rate swap agreements qualify for cash flow accounting since the critical terms of the instruments match at inception and are expected to on an ongoing basis, therefore it is assumed the instruments will offset and be perfectly effective.

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

For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the three months ended September 30, 2004 and 2003 were $3.4 million and $1.6 million, respectively, and for the nine months ended September 30, 2004 and 2003 were $9.7 million and $4.4 million, respectively.

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

For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the three months ended September 30, 2004 and 2003, we recognized $5.8 million and $7.6 million, respectively, and $18.8 million and $22.6 million for the nine months ended September 30, 2004 and 2003, respectively, of activation fees and phone equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Service revenues	$336,239	$259,527	$933,709	$687,772
Equipment revenues	$15,512	$13,805	$43,568	$35,906
Cost of equipment revenues	$28,457	$29,494	$89,035	$82,697
Income (loss) attributable to common stockholders	$35,521	$(21,979)	$20,790	$(182,226)
Income (loss) per share attributable to common stockholders, basic	$0.13	$(0.09)	$0.08	$(0.73)
Income (loss) per share attributable to common stockholders, diluted	$0.12	$(0.09)	$0.08	$(0.73)

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Long-Lived Assets

Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, none of the above triggering events has resulted in any impairment charges.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We have provided below the disclosures required by SFAS No. 148.

As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during the three and nine months ended September 30, 2004 and 2003, our net income (loss) and basic and diluted income (loss) per share would have adjusted to the pro forma amounts indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss), as reported	$35,521	$(21,979)	$20,790	$(182,226)
Add: stock-based employee compensation expense (income) included in reported net loss	(22)	259	532	740
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(6,212)	(5,996)	(19,016)	(19,439)
As adjusted, net income (loss)	$29,287	$(27,716)	$2,306	$(200,925)
Basic income (loss) per share attributable to common stockholders
As reported	$0.13	$(0.09)	$0.08	$(0.73)
As adjusted	$0.11	$(0.11)	$0.01	$(0.80)
Diluted income (loss) per share attributable to common stockholders
As reported	$0.12	$(0.09)	$0.08	$(0.73)
As adjusted	$0.10	$(0.11)	$0.01	$(0.80)
Weighted average fair value per share of options granted	$7.76	$6.32	$8.38	$4.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2004	2003
Expected stock price volatility	53% - 71%	74% - 85%
Risk-free interest rate	3.1% - 3.4%	3.6% - 3.8%
Expected life in years	5 years	5 years
Expected dividend yield	0.00%	0.00%

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

4.   PROPERTY AND EQUIPMENT

	As of
	September 30, 2004	December 31, 2003
	(in thousands)
Building and improvements	$9,828	$8,523
Equipment	1,314,763	1,223,279
Furniture, fixtures and software	119,831	105,544
Less—accumulated depreciation and amortization	(466,048)	(355,770)
Subtotal	978,374	981,576
Construction in progress	34,673	43,520
Total property and equipment	$1,013,047	$1,025,096

5.   NON-CURRENT PORTION OF LONG-TERM DEBT

	As of
	September 30, 2004	December 31, 2003
	(in thousands)
12 1/2% Senior Discount Notes due 2009, net discount of $7.2 million and $7.9 million, respectively	$139,047	$138,344
14% Senior Discount Notes due 2009	—	1,773
11% Senior Notes due 2010, interest payable semiannually in cash and in arrears	1,157	367,450
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	300,000	300,000
8 1/8% Senior Notes due 2011, net of $0.4 million and $0 discount, respectively, interest payable semi-annually in cash and in arrears	474,582	450,000
Bank Credit Facility—tranche C loan and term B and C loans, respectively; interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	700,000	375,000
Capital leases	18,376	20,972
Total non-current portion of long-term debt	$1,633,162	$1,653,539

12 1/2% Senior Discount Notes Due 2009

On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on May 15, 2002. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes due 2009 in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from our public offering in November 2003.

The 12 1/2% senior discount notes due 2009 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 12 1/2% senior discount notes due 2009 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables, of OPCO. As of September 30, 2004, we were in compliance with applicable covenants.

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

In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. During August 2003 and March 2004, we repurchased for cash $22.6 million and $10.5 million (principal amounts at maturity), respectively, of our 11% senior notes dues 2010 in open-market purchases for $24.1 million and $11.8 million, respectively, including accrued interest.

On April 28, 2004, we commenced a tender offer and consent solicitations relating to all of our outstanding 11% senior notes due 2010. The tender offer expired May 25, 2004 and we received the consents necessary to amend the indentures governing the 11% senior notes due 2010 to eliminate substantially all restrictive covenants and certain event of default provisions. As of September 30, 2004 we had purchased approximately $355.8 million (principal amount at maturity) of our 11% senior notes due 2010 for $406.6 million including accrued interest, resulting in a loss of approximately $43.8 million for the premium paid for retiring the debt early. The tender offer was funded through a combination of proceeds from a private placement of $25 million aggregate principal amount of 8 1/8% senior notes due 2011, refinancing our wholly owned subsidiary’s existing $375.0 million tranche B term loan with a new $700.0 million tranche C term loan and available cash.

The 11% senior notes due 2010 represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 11% senior notes due 2010 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables, of OPCO. As of September 30, 2004, with respect to $1.2 million (principal amount at maturity) of 11% senior notes due 2010 that remain outstanding, we were in compliance with applicable covenants.

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

In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, these 1½% convertible senior notes due 2008 are convertible into shares of our Class A common stock at a conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

The 1½% convertible senior notes due 2008 represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 1½% convertible senior notes due 2008 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables, of OPCO.

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

The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. As of September 30, 2004, we were in compliance with applicable covenants.

Bank Credit Facility

On May 19, 2004, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and book runners, Morgan Stanley Senior Funding, Inc. as syndication agent, and JPMorgan Chase Bank as administrative agent. The new credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. As of September 30, 2004, $700.0 million of the tranche C term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The proceeds from the tranche C term loan were used to repay borrowings under our previous tranche B senior secured credit facility as well as fund a portion of the tender offer for our 11% senior notes due 2010.

The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of September 30, 2004, the interest rate on the tranche C term loan was 4.3125%.

Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of September 30, 2004, we were in compliance with all covenants associated with this credit facility.

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

The following schedule shows the pro forma impact of SFAS No. 150 had it been effective in prior periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income (loss), as reported	$35,521	$(21,979)	$20,790	$(180,085)
Less: mandatorily redeemable preferred stock dividend classified as interest expense	—	—	—	(2,141)
Net income (loss), adjusted for SFAS No. 150	$35,521	$(21,979)	$20,790	$(182,226)

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

On June 8, 2001, a purported class action lawsuit was filed against Nextel Partners, Inc. as well as several other wireless carriers and manufacturers of wireless telephones. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims. The plaintiffs have appealed to the United States Court of Appeals for the Fourth Circuit. The appeal is fully briefed. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the court conducted a final approval hearing and, on April 20, 2004, approved the settlement. On May 27, 2004, various objectors and class members appealed Judge Gaitan’s order granting final approval of the settlement to the United States Court of Appeals for the Eighth Circuit. Distribution of settlement benefits is stayed until the appellate court issues a final order resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions or the items discussed above will have a material effect on our business, financial position or results of operations.

7.   RELATED PARTY TRANSACTIONS

Nextel Operating Agreements

We, our operating subsidiary and Nextel WIP, which held approximately 32.0% of our outstanding common stock as of September 30, 2004 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended September 30, 2004 and 2003, we earned approximately $42.7 million and $32.6 million, respectively, and for the nine months ended September 30, 2004 and 2003, we earned approximately $113.3 million and $82.5 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended September 30, 2004 and 2003, we incurred charges from Nextel WIP totaling $31.3 million and $26.3 million, respectively, and for the nine months ended September 30, 2004 and 2003, we incurred charges from Nextel WIP of $86.3 million and $70.2 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

During 2003 and 2004, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations, and billing for the national accounts. We also paid Nextel a royalty fee and a 2004 sponsorship fee for NASCAR. For the three months ended September 30, 2004 and 2003, we were charged approximately $2.6 million and $2.5 million, respectively, and $10.8 million and $6.6 million for the nine months ended the same periods, respectively, for these services and fees. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended September 30, 2004 and 2003, we were charged approximately $1.3 million and $1.1 million, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2004 and 2003, respectively, for these services. The costs for all of these services and fees are included in selling, general and administrative expenses.

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

Business Relationship

In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the three months ended September 30, 2004 and 2003, we paid American Tower Corporation for these tower leases $3.0 million and $2.7 million, respectively, and $7.9 million for each of the nine-month periods ended September 30, 2004 and 2003.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements, see “—Forward-Looking Statements” and “—Risk Factors” below.

Please read the following discussion together with our 2003 annual report on Form 10-K along with “—Selected Consolidated Financial Data,” the consolidated condensed financial statements and the related notes included elsewhere in this report.

Overview

We provide fully integrated, wireless digital communications services using the Nextel® brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include Nationwide Direct ConnectSM, cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization’s internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where over 53 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 297 of the top 300 metropolitan statistical areas in the United States.

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

As of September 30, 2004, we had approximately 1,507,500 digital subscribers. Our network provides coverage to approximately 39 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin. We also hold licenses in Kansas and Wyoming but currently do not have any cell sites operational in these states.

During the third quarter of 2004 we continued to focus on our key financial and operating performance metrics, including growth in subscribers and service revenues, adjusted EBITDA, net cash from operating activities, churn and lifetime revenue per subscriber (“LRS”).

Accomplishments during the third quarter of 2004, which we believe are important indicators of our overall performance and financial well-being, include:

•       Growing our subscriber base approximately 32% in a twelve-month period by adding approximately 362,800 net new customers to end the third quarter of 2004 at 1,507,500 subscribers as compared to 1,144,700 as of September 30, 2003.

•       Growing our service revenues approximately 29% from $260.7 million for the prior year’s third quarter to $337.2 million for third quarter 2004.

•       Increasing Adjusted EBITDA 86% from $55.8 million for the three months ended September 30, 2003 to $103.5 million for the three months ended September 30, 2004.

•       Lowering our customer churn rate to 1.4% for the three-month period ended September 30, 2004 compared to 1.5% for the same period ended September 30, 2003.

•       Remaining one of the industry leaders in LRS with an LRS of $4,857 for the third quarter of 2004 compared to $4,667 for the third quarter of 2003.

•       Generating $50.9 million net cash from operating activities during the third quarter of 2004 compared to  $50.1 million during the third quarter of 2003.

Please see “—Selected Consolidated Financial Data—Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

During the three months ended September 30, 2004, we also accomplished the following:

•       Completed our 30,000 square foot Customer Care Center expansion in Panama City Beach, Florida.

•       Launched a camera phone, the i860, with multimedia messaging capabilities.

•       Introduced two new handset models, the i315 and i325, with off-network walkie-talkie capabilities designed for industrial, government and public safety users.

SELECTED CONSOLIDATED FINANCIAL DATA

We have summarized below our historical consolidated condensed financial data as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003, which are derived from our records.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands, except per share amounts)
	(unaudited)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$337,152	$260,650	$936,646	$687,699
Equipment revenues(1)	20,390	20,264	59,426	35,293
Total revenues	357,542	280,914	996,072	722,992
Operating expenses:
Cost of service revenues (excludes depreciation of $30,337, $27,134, $89,614 and $80,310, respectively)	92,606	83,258	262,897	232,331
Cost of equipment revenues(1)	34,248	37,076	107,830	82,011
Selling, general and administrative	127,160	104,808	358,390	292,177
Stock-based compensation (primarily selling, general and administrative related)	(22)	259	532	740
Depreciation and amortization	37,311	33,527	110,510	99,521
Total operating expenses	291,303	258,928	840,159	706,780
Income from operations	66,239	21,986	155,913	16,212
Other income (expense):
Interest expense, net(2)	(23,460)	(37,438)	(81,708)	(116,835)
Interest income	823	648	1,802	1,930
Loss on early extinguishment of debt	—	(6,290)	(54,971)	(74,417)
Income (Loss) before deferred income tax provision	43,602	(21,094)	21,036	(173,110)
Deferred income tax provision	(8,081)	(885)	(246)	(6,975)
Net Income (Loss)	35,521	(21,979)	20,790	(180,085)
Mandatorily redeemable preferred stock dividends(2)	—	—	—	(2,141)
Net Income (Loss) attributable to common stockholders	$35,521	$(21,979)	$20,790	$(182,226)
Net Income (Loss) per share attributable to common stockholders
Basic	$0.13	$(0.09)	$0.08	$(0.73)
Diluted	$0.12	$(0.09)	$0.08	$(0.73)
Weighted average number of shares outstanding
Basic	263,945	251,285	263,135	250,909
Diluted	304,833	251,285	269,974	250,909

	As of September 30, 2004	As of December 31, 2003
	(in thousands)
	(unaudited)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$237,287	$268,811
Property, plant and equipment, net	1,013,047	1,025,096
FCC operating licenses, net	375,208	371,898
Total assets	$1,896,553	$1,889,310
Current liabilities	181,256	185,425
Long-term debt	1,633,162	1,653,539
Total stockholders’ equity (deficit)	20,990	(13,296)
Total liabilities and stockholders’ equity (deficit)	$1,896,553	$1,889,310

	As of September 30, 2004	As of September 30, 2003
Other Data:
Covered Pops (end of period) (millions)	39	38
Subscribers (end of period)	1,507,500	1,144,700

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
	(unaudited)
Other Data:
Statements of Cash Flows Data:
Net cash from operating activities	$50,872	$50,111	$131,718	$29,452
Net cash from investing activities	$(71,334)	$(71,919)	$(76,173)	$(178,238)
Net cash from financing activities	$4,227	$67,605	$(56,220)	$199,489
Adjusted EBITDA(3)	$103,529	$55,772	$266,956	$116,473
Net capital expenditures(4)	$38,390	$40,546	$97,411	$129,212

(1)          Effective July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the impact of our adoption of this policy.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Net cash from operating activities (as reported on Consolidated Condensed Statements of Cash Flows)	$50,872	$50,111	$131,718	$29,452
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	24,711	42,317	94,762	93,676
Interest income	(823)	(648)	(1,802)	(1,930)
Change in working capital and other	28,769	(36,008)	42,278	(4,725)
Adjusted EBITDA	$103,529	$55,772	$266,956	$116,473

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Capital expenditures (as reported on Consolidated Condensed Statements of Cash Flows)	$39,054	$62,242	$103,372	$147,066
Less: cash paid portion of capitalized interest	(318)	(352)	(824)	(1,028)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(432)	(142)	(1,211)	(6,392)
Change in capital expenditures accrued or unpaid	86	(21,202)	(3,926)	(10,434)
Net capital expenditures	$38,390	$40,546	$97,411	$129,212

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands, except ARPU)
ARPU (without roaming revenues)
Service revenues	$337,152	$260,650	$936,646	$687,699
Adjust: activation fees deferred and recognized for SAB No. 101	(913)	(1,123)	(2,937)	73
Add: activation fees reclassed for EITF No. 00-21(1)	3,054	2,100	8,190	2,100
Less: roaming and other revenues	(43,327)	(32,622)	(114,993)	(82,488)
Service revenue for ARPU	$295,966	$229,005	$826,906	$607,384
Average units (subscribers)	1,458	1,096	1,364	1,007
ARPU	$68	$70	$67	$67

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(in thousands, except ARPU)
ARPU (including roaming revenues)
Service revenues	$337,152	$260,650	$936,646	$687,699
Adjust: activation fees deferred and recognized for SAB No. 101	(913)	(1,123)	(2,937)	73
Add: activation fees reclassed for EITF No. 00-21(1)	3,054	2,100	8,190	2,100
Less: other revenues	(588)	—	(1,678)	—
Service revenue for ARPU	$338,705	$261,627	$940,221	$689,872
Average units (subscribers)	1,458	1,096	1,364	1,007
ARPU	$77	$80	$77	$76

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

	Three Months Ended September 30
	2004	2003
ARPU	$68	$70
Divided by: churn	1.4%	1.5%
Lifetime revenue per subscriber (LRS)	$4,857	$4,667

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

Total revenues increased 27% to $357.5 million for the three months ended September 30, 2004 as compared to $280.9 million generated in the same period in 2003. This growth in revenues was due mostly to the increase in our subscriber base. We expect our revenues to continue to increase as we add more subscribers and continue to introduce new products. Although we anticipate continued growth in our revenues in 2004, we have launched all of our markets and we therefore do not expect to continue to experience revenue growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.

For the third quarter of 2004, our ARPU was $68 (or $77, including roaming revenues from Nextel), which was a decline of $2 compared to the third quarter of 2003 due mostly to growth in our government and corporate accounts, which typically have a lower ARPU, offset by an increase for our Nationwide Direct Connect service, which initially launched during third quarter 2003.

We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2004. The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended September 30, 2004 and 2003 and our ARPU for those periods.

	For the Three Months Ended September 30, 2004	% of Consolidated Revenues	For the Three Months Ended September 30, 2003	% of Consolidated Revenues
Service and roaming revenues	$337,152	94%	$260,650	93%
Equipment revenues	20,390	6%	20,264	7%
Total revenues	$357,542	100%	$280,914	100%
ARPU(1)	$68		$70

(1)          See “—Selected Consolidated Financial Data—Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.

Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 29% to $337.2 million for the three-month period ended September 30, 2004 as compared to $260.7 million for the same period in 2003. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for the third quarter of 2004 accounted for approximately 13% of our service revenues and is slightly higher compared to third quarter 2003 at 12%. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

We adopted EITF Issue No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a phone as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from phone equipment sales and the related cost of phone equipment revenues when title to the phone equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This results in the classification of amounts received for the sale of the phone equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101 (as amended by SAB 104 in December 2003). For a more detailed discussion of this accounting policy, please see “—Critical Accounting Policies—Revenue Recognition.”

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

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Revenues:
Service revenues as reported	$337,152	$260,650
Previously deferred activation fees recognized (SAB No. 101)	(913)	(1,123)
Activation fees to equipment revenues (EITF No. 00-21)	3,054	2,100
Total service revenues without SAB No. 101 and EITF No. 00-21	$339,293	$261,627
Equipment revenues as reported:	$20,390	$20,264
Previously deferred equipment revenues recognized (SAB No. 101)	(4,878)	(6,459)
Activation fees from service revenues (EITF No. 00-21)	(3,054)	(2,100)
Total equipment revenues without SAB No. 101 and EITF No. 00-21	$12,458	$11,705
Cost of equipment revenues as reported:	$34,248	$37,076
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(5,791)	(7,582)
Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$28,457	$29,494

Equipment revenues reported for the third quarter of 2004 were $20.4 million as compared to $20.3 million reported for the same period in 2003, representing a slight increase of 1%. Of the $126,000 increase from 2003 to 2004,  $954,000 is for additional activation fees recorded as equipment revenues based on EITF No. 00-21 plus $753,000 due to an increase in number of gross additional subscribers, offset by recognizing $1.6 million less equipment revenues previously deferred in accordance with SAB No. 101. Our equipment revenues consist of revenues received for wireless telephones and accessories purchased by our subscribers.

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

For the three months ended September 30, 2004, our cost of service revenues was $92.6 million as compared to $83.3 million for the same period in 2003, representing an increase of $9.3 million, or 11%. The increase in costs was partially the result of bringing on-air approximately 325 additional cell sites since September 30, 2003. Furthermore, our number of customers as of September 30, 2004 grew 32% since September 30, 2003, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to third quarter 2003, the average monthly minutes of use per subscriber increased by 7%, to 758 average monthly minutes of use per subscriber from 711 average monthly minutes of use per subscriber for the same period in 2003. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.

We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized. From the third quarter of 2003 to the same period in 2004, our cost of service revenues as a percentage of service revenues declined from 32% to 27%.

Cost of Equipment Revenues

Cost of equipment revenues includes the cost of the subscriber wireless telephones and accessories sold by us. Our cost of equipment revenues for the three-month period ended September 30, 2004 was $34.2 million as compared to $37.1 million for the same period in 2003, or a decline of $2.9 million, or 8%. The decrease in costs relates mostly to recognizing $1.8 million less equipment costs that were previously deferred in accordance with SAB No. 101 and $1.1 million from volume purchase discounts applied to offset the cost of phones.

Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $16.0 million for the three months ended September 30, 2004 as compared to a loss of $17.8 million for the same period in 2003. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months Ended September 30,
	2004	2003
	(in thousands)
Equipment revenues billed	$12,458	$11,705
Cost of equipment revenues billed	(28,457)	(29,494)
Total gross subsidy for equipment	$(15,999)	$(17,789)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended September 30, 2004, selling, general and administrative expenses were $127.2 million compared to $104.8 million for the same period in 2003, representing an increase of $22.4 million, or 21%.

Sales and marketing expenses for the three months ended September 30, 2004 were $52.8 million, an increase of $7.7 million, or 17%, from third quarter 2003 due to the following:

•       $1.9 million increase in advertising and media expenses as a result of general marketing campaigns along with sponsorship of NASCAR in conjunction with Nextel;

•       $600,000 in facility and lease costs for the 25 new company-owned stores put in operation since September 30, 2003, for a total of 56 retail stores at September 30, 2004. We expect to have approximately 70 company-owned stores by year-end, which will result in additional start-up and operating costs for fourth quarter 2004; and

•       $5.2 million increase in commissions, commission bonuses and residuals paid to account representatives and the indirect sales channel.

General and administrative costs include costs associated with customer care center operations and service and repair for customer phones along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the three months ended September 30, 2004, general and administrative costs were $74.4 million, an increase of $14.7 million, or 25%, compared to the same period in 2003 due to the following:

•       $3.5 million increase due to hiring additional staff and operating expenses to support our growing customer base and related customer care activities in Las Vegas, Nevada and Panama City Beach, Florida;

•       $10.6 million increase in expenses for service and repair, billing, collection and customer retention expenses to support a larger and growing customer base, offset by a $5.6 million decrease in bad debt due to improved collection activity; and

•       $6.2 million increase in support of our information systems, facilities and corporate expenses.

As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we anticipate being able to implement.

Stock-Based Compensation Expense

For the three-month period ended September 30, 2004 we recorded a non-cash stock-based compensation credit of $22,000 due to forfeitures and for 2003 we recorded non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $259,000. Subject to our mandatory adoption of any future accounting pronouncements, we expect stock-based compensation expense to continue to decrease as the options and restricted stock continue to vest.

Depreciation and Amortization Expense

For the third quarter ended September 30, 2004, our depreciation and amortization expense was $37.3 million compared to $33.5 million for the same period in 2003, representing an increase of 11%. The $3.8 million increase in depreciation expense was due to adding approximately 325 cell sites since September 30, 2003. We also acquired furniture and equipment for our offices and 25 new company-owned stores. We expect depreciation to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new company-owned stores and the expansion of our existing customer call center in Panama City Beach, Florida which became operational during third quarter 2004.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined $13.9 million, or 37%, from $37.4 million for the three-month period ended September 30, 2003 to $23.5 million for the three-month period ended September 30, 2004. This decline was due mostly to our repurchase for cash of our 14% senior discount notes due 2009, 12 1/2% senior discount notes due 2009 and 11% senior notes due 2010 during that period. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $654,000 for the third quarter of 2004 compared to approximately $1.3 million non-cash fair market value gain for the same period in 2003.

For the three months ended September 30, 2004, interest income was $823,000 compared to $648,000 for 2003. The increase is due mostly to improved rates of return.

Deferred Income Tax Provision

Because we ceased amortizing licenses for financial statement purposes on January 1, 2002 in accordance with SFAS 142, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we adjust the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the three months ended September 30, 2004, we recorded a deferred income tax provision of $8.1 million compared to a provision of $885,000 for the three months ended September 30, 2003 relating to our FCC licenses. Our interim period tax provision (or benefit) is calculated as the estimated annual effective tax rate applied to the year-to-date income less amounts reported for previous interim periods. The increase in tax expense over the prior year is a result of the fact that we incurred losses in the second quarter, but we expect income for the year whereas we had losses in all four quarters last year.

Net Income (Loss) Attributable to Common Stockholders

For the three months ended September 30, 2004, we had a net income attributable to common stockholders of approximately $35.5 million compared to a net loss attributable to common stockholders of $22.0 million for the same period in 2003, representing an improvement of $57.5 million. With our continuing progress in increasing revenues as well as scaling our cost structure, we expect to generate net income for the fourth quarter of 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

Total revenues increased 38% to $996.1 million for the nine months ended September 30, 2004 compared to $723.0 million generated in the same period in 2003. This growth was due to increased revenues from existing markets in addition to launching new markets in Augusta, Georgia during May 2003 and Burlington, Vermont during June 2003. For the nine months ended September 30, 2004 our ARPU was $67, which was the same for the nine months ended September 30, 2003.

The following table sets forth our revenues and ARPU for these periods:

	For the Nine Months Ended September 30, 2004	% of Consolidated Revenues	For the Nine Months Ended September 30, 2003	% of Consolidated Revenues
Service and roaming revenues	$936,646	94%	$687,699	95%
Equipment revenues	59,426	6%	35,293	5%
Total revenues	$996,072	100%	$722,992	100%
ARPU(1)	$67		$67

(1)          See “—Selected Consolidated Financial Data—Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.

Service revenues increased 36% to $936.6 million for the nine months ended September 30, 2004 compared to $687.7 million for the nine months ended September 30, 2003. Roaming revenues for the nine months ended September 30, 2004 accounted for approximately 12% of our service revenues, which was consistent for the same period in 2003.

Because we adopted EITF No. 00-21 prospectively beginning on July 1, 2003, all previously deferred activation fees, handset revenues and related costs for the handsets deferred in accordance with SAB No. 101 will continue to be amortized over their remaining customer relationships. For a discussion of this accounting policy, please see “—Critical Accounting Policies—Revenue Recognition.”

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

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Revenues:
Service revenues as reported	$936,646	$687,699
Activation fees deferred (SAB No. 101)	—	3,319
Previously deferred activation fees recognized (SAB No. 101)	(2,937)	(3,246)
Activation fees to equipment revenues (EITF No. 00-21)	8,190	2,100
Total service revenues without SAB No. 101 and EITF No. 00-21	$941,899	$689,872
Equipment revenues as reported:	$59,426	$35,293
Equipment revenues deferred (SAB No. 101)	—	19,947
Previously deferred equipment revenues recognized (SAB No. 101)	(15,858)	(19,334)
Activation fees from service revenues (EITF No. 00-21)	(8,190)	(2,100)
Total equipment revenues without SAB No. 101 and EITF No. 00-21	$35,378	$33,806
Cost of equipment revenues as reported:	$107,830	$82,011
Cost of equipment revenues deferred (SAB No. 101)	—	23,266
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(18,795)	(22,580)
Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$89,035	$82,697

Equipment revenues for the nine months ended September 30, 2004 were $59.4 million compared to $35.3 million for the same period in 2003, representing an increase of $24.1 million, or 68%. Of the increase, $16.4 million relates to the adoption of EITF No. 00-21 and recognizing equipment revenues previously deferred in accordance with SAB No. 101, in addition to $6.1 million of activation fees reported in equipment revenues. The remaining $1.6 million increase is due to growth in the number of subscribers during the period.

Cost of Service Revenues

For the nine months ended September 30, 2004, our cost of service revenues was $262.9 million compared to $232.3 million for the same period in 2003, representing an increase of $30.6 million, or 13%. The increase in costs was primarily the result of bringing on-air approximately 325 additional cell sites since September 30, 2003, as well as an increase in airtime usage from 667 average monthly minutes of use per subscriber for the nine months ended September 30, 2003 to 739 average monthly minutes of use per subscriber for the nine months ended September 30, 2004. Increased airtime usage resulted from the 32% growth in the number of customers from September 30, 2003 along with the 11% increase in average minutes of use per subscriber per month since that time.

Cost of Equipment Revenues

Our cost of equipment revenues for the nine months ended September 30, 2004 was $107.8 million compared to $82.0 million for the same period in 2003. Of the $25.8 million increase in costs, $19.5 million was related to the adoption of EITF No. 00-21 and recognizing cost of equipment revenues previously deferred in accordance with SAB No. 101. The remaining $6.3 million increase in costs was due to the growth in number of subscribers.

Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. Therefore, we believe these amounts best represent the economics and actual cash subsidy on equipment costs. As a result, the table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $53.7 million for the nine months ended September 30, 2004, compared to a loss of $48.9 million for the same period in 2003. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Nine Months Ended September 30,
	2004	2003
	(in thousands)
Equipment revenues billed	$35,378	$33,806
Cost of equipment revenues billed	(89,035)	(82,697)
Total gross subsidy for equipment	$(53,657)	$(48,891)

Selling, General and Administrative Expenses

For the nine months ended September 30, 2004, selling, general and administrative expenses were $358.4 million compared to $292.2 million for 2003, representing an increase of $66.2 million, or 23%. The increase was due to implementing sales and marketing activities to grow our customer base and operating costs for additional company-owned stores, along with billing, collections, customer retention, customer care and service and repair costs to support a larger and growing customer base.

Stock-Based Compensation Expense

For the nine months ended September 30, 2004 and 2003, we recorded stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $532,000 and $740,000, respectively.

Depreciation and Amortization Expense

For the nine months ended September 30, 2004, our depreciation and amortization expense was $110.5 million compared to $99.5 million for the same period in 2003, representing an increase of 11%. The $11.0 million increase related primarily to depreciating the wireless network assets for the 325 additional cell sites placed in service since September 30, 2003, along with furniture and equipment purchased to set up new company-owned stores.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined from $116.8 million for the nine months ended September 30, 2003 to $81.7 million for the nine months ended September 30, 2004, representing a decrease of 30%. This reduction was due mostly to our repurchase for cash of our 14% senior discount notes due 2009, 12 1/2% senior notes due 2009 and 11% senior notes due 2010 during that period. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $2.8 million for the nine months ended September 30, 2004 compared to approximately $2.7 million non-cash fair market value gain for the same period in 2003.

For the nine months ended September 30, 2004, interest income was $1.8 million compared to $1.9 million for the same period in 2003, representing a decrease of $100,000, or 5%. This decrease was due to a decline in interest rates on our short-term investments.

Loss on Early Retirement of Debt

For the nine months ended September 30, 2004, we recorded a $55.0 million loss on early retirement of debt related to our repurchase for cash of the remaining $1.8 million (principal amount at maturity) of our 14% senior discount notes due 2009 and $366.3 million of our 11% senior notes due 2010. Of the $55.0 million loss, $45.2 million represents a premium paid to repurchase our 11% senior notes due 2010 for cash and $9.8 million relates to the write-off of the deferred financing costs for the 14% senior discount notes due 2009, the 11% senior notes due 2010 and the tranche B term loan of the credit facility that was refinanced on May 19, 2004. For the nine months ended September 30, 2003, we recorded a $74.4 million loss on early retirement of debt related to our repurchase for cash of our 14% senior discount notes, 11% senior notes and 12 ½% senior notes, along with exchanging $8.0 million of our 14% senior discount notes for equity.

Deferred Income Tax Provision

As a result of adopting SFAS No. 142, we record a non-cash income tax provision in accordance with the annual effective tax rate methodology for interim tax reporting. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance upon the adoption of SFAS No. 142 to $12.3 million and continue to adjust the valuation allowance as the deferred tax liabilities related to FCC licenses increase. During the nine months ended September 30, 2004, we recorded a deferred income tax provision of $246,000 and for the same period in 2003 we recorded a $7.0 million deferred income tax provision relating to our FCC licenses. The reduction in income tax expense relates to the fact that we believe a greater portion of our annual net income (loss) will be recognized in the fourth quarter of 2004 as opposed to 2003.

Net Loss

For the nine months ended September 30, 2004, we had net income attributable to common stockholders of approximately $20.8 million compared to a net loss of $182.2 million for 2003, representing a $203.0 million, or 111%, improvement. The $20.8 million net income included a $55.0 million loss for early retirement of certain debt.

Liquidity and Capital Resources

As of September 30, 2004, our cash and cash equivalents and short-term investments balance was approximately $237.3 million, a decrease of $31.5 million compared to the balance of $268.8 million as of December 31, 2003 and a decrease of $25.2 million compared to the balance of $262.5 million as of September 30, 2003. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $337.3 million as of September 30, 2004. The $31.5 million decrease in our liquidity position from December 31, 2003 was in part a result of our redemption for cash of approximately $1.8 million (principal amount at maturity) of our remaining 14% senior discount notes due 2009 and using approximately $60.0 million of available cash to fund the tender offer of our 11% senior notes due 2010, offset by positive cash from operating activities.

Statement of Cash Flows Discussion

	For the Nine Months Ended September 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Net cash from operating activities	$131,718	$29,452	$102,266	347%
Net cash from investing activities	$(76,173)	$(178,238)	$102,065	57%
Net cash from financing activities	$(56,220)	$199,489	$(255,709)	-128%

For the nine months ended September 30, 2004, we provided $131.7 million in cash from operating activities, compared to providing $29.5 million in cash for the same period in 2003. The $102.3 million increase in funds from operating activities was due to the following:

•       a $154.8 million increase in cash generated from operating activities, excluding changes in current assets and liabilities; offset by

•       a $21.5 million increase in our accounts receivable balance from customers due to the growth in number of subscribers;

•       a $21.1 million increase in our on-hand subscriber equipment inventory and other current assets; and

•       a $9.9 million decrease in accounts payable and other current liabilities and operating advances to Nextel WIP due to the timing of payments.

Net cash from investing activities for the nine months ended September 30, 2004 was $76.2 million compared to $178.2 million for the same period in 2003. The $102.1 million increase in net cash from investing activities was primarily due to:

•       a $43.7 million decrease in capital expenditures;

•       a $10.7 million decrease in FCC licenses acquired; and

•       a $47.7 million increase in net cash proceeds from the sale and maturities of short-term investments.

Net cash from financing activities for the nine months ended September 30, 2004 totaled $56.2 million, which was a decline of $255.7 million compared to $199.5 million provided in the same period in 2003. The $255.7 million net decrease in cash from financing activities was due to:

•       a $248.2 million decrease in cash which was used to redeem the remainder of our outstanding 14% senior discount notes due 2009 and repurchase for cash in open-market purchases and for the tender offer our 11% senior notes due 2010;

•       a $522,000 increase in capital lease payments;

•       a $5.2 million decline in proceeds from sale-leaseback transactions; and

•       a $25.4 million decline in proceeds from refinancing the credit facility and issuing $25.0 million of 8 1/8% senior notes due 2011; offset by

•       a $13.7 million decline in debt and equity issuance costs; and

•       a $9.9 million increase in proceeds from stock options exercised and the cash proceeds from employee purchases of stock.

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

The following table provides details regarding our contractual obligations subsequent to September 30, 2004:

Payments due by Period
(in thousands)

Contractual Obligations	2004 (3 months)	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$—	$—	$—	$5,250	$307,000	$1,310,157	$1,622,407
Capital lease obligations	829	3,499	3,817	4,163	4,540	4,952	$21,800
Operating leases	21,313	75,401	55,394	41,570	30,187	57,623	$281,488
Purchase obligations(1)	2,075	1,150	—	—	—	—	3,225
Total contractual obligations	$24,217	$80,050	$59,211	$50,983	$341,727	$1,372,732	$1,928,920

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

•       the offering of 14% senior discount notes due 2009 for initial proceeds of $406.4 million in January 1999, less $191.2 million for the partial redemption of these notes in April 2000, $86.1 million (principal amount at maturity) repurchased for cash in May and June 2003, $375.8 million (principal amount at maturity) as of June 30, 2003 repurchased pursuant to a tender offer commenced in June 2003, $16.5 million (principal amount at maturity) and $4.8 million (principal amount at maturity) repurchased for cash in July 2003 and December 2003, respectively, and $1.8 million (principal amount at maturity) redeemed in March 2004;

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

Our funding sources from debt are described below in more detail:

On May 19, 2004, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and book runners, Morgan Stanley Senior Funding, Inc. as syndication agent, and JPMorgan Chase Bank as administrative agent. The new credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on the date falling on or nearest to May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. As of September 30, 2004, $700.0 million of the tranche C term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. Borrowings under the new secured credit facility were used to repay borrowings under our previous $475.0 million tranche B senior secured credit facility as well as fund a portion of the tender offer for our 11% senior notes due 2010.

The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of September 30, 2004, the interest rate on the tranche C term loan was 4.3125%.

Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of September 30, 2004, we were in compliance with all covenants associated with this credit facility.

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

On March 10, 2000, we issued $200.0 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200.0 million of 11% senior notes due 2010, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 11% per annum, payable semi-annually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2000.In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. During August 2003 and March 2004, we repurchased for cash $22.6 million and $10.5 million (principal amounts at maturity), respectively, of our 11% senior notes due 2010 in open-market purchases. On April 28, 2004, we commenced a tender offer and consent solicitations relating to all of our outstanding 11% senior notes due 2010. In connection with the tender offer, which expired on May 25, 2004, we purchased approximately $355.8 million (principal amount at maturity) of the 11% senior notes due 2010 for approximately

$406.6 million including accrued interest. As of September 30, 2004, there was approximately $1.2 million (principal amount at maturity) of outstanding 11% senior notes due 2010.

On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on May 15, 2002. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes due 2009 in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from our public offering in November 2003.

On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes, increasing the total proceeds to $175.0 million. At the option of the holders, the notes are convertible into shares of our Class A common stock at an initial conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

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

On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, the notes are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.

On May 19, 2004, we issued an additional $25.0 million of 8 1/8% senior notes due 2011 under a separate indenture in a private placement. We subsequently exchanged all of these 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semi-annually in cash in arrears on January 1 and July 1 of each year, which commenced on July 1, 2004. The proceeds were used to fund a portion of the purchase of the 11% senior notes due 2010 in our tender offer.

As discussed in more detail in “—Risk Factors,” if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.

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

As a result of the adopting SFAS No. 142, we now record a non-cash income tax provision based on the annual effective tax rate methodology for interim tax reporting. Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increase the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. During the three- and nine-month periods ended September 30, 2004, we recorded a tax provision of $8.1 million and $246,000, respectively, primarily related to our FCC licenses.

Impairment of Long-Lived Assets

Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all of our assets required to operate our portion of the Nextel Digital Wireless Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, none of the above triggering events has resulted in any impairment charges.

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

Related Party Transactions

Nextel Operating Agreements

We, along with our operating subsidiary, entered into a joint venture agreement dated January 29, 1999 with Nextel WIP, which held approximately 32.0% of our outstanding common stock as of September 30, 2004 and with which one of our directors is affiliated. The joint venture agreement, along with other operating agreements between Nextel WIP and us, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended September 30, 2004 and 2003, we earned approximately $42.7 million and $32.6 million, respectively, and for the nine months ended September 30, 2004 and 2003, we earned approximately $113.3 million and $82.5 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended September 30, 2004 and 2003, we incurred charges from Nextel WIP totaling $31.3 million and $26.3 million, respectively, and for the nine months ended September 30, 2004 and 2003, we incurred charges from Nextel WIP for $86.3 million and $70.2 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

During 2003 and 2004 Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. We also paid Nextel a royalty fee and a 2004 sponsorship fee for NASCAR. For the three months ended September 30, 2004 and 2003, we were charged approximately $2.6 million and $2.5 million, respectively, and $10.8 million and $6.6 million for the nine months ended the same periods, respectively, for these services and fees. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended September 30, 2004 and 2003, we were charged approximately $1.3 million and $1.1 million, respectively, and $3.7 million and $3.4 million for the nine months ended September 30, 2004 and 2003, respectively, for these services. The costs for all of these services and fees are included in selling, general and administrative expenses.

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

Business Relationship

In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the three months ended September 30, 2004 and 2003, we paid American Tower Corporation for these tower leases $3.0 million and $2.7 million, respectively, and $7.9 million for each of the nine-month periods ended September 30, 2004 and 2003.

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

The total non-current portion of our outstanding debt including capital lease obligations was approximately $1.6 billion as of September 30, 2004 and greatly exceeds the level of our revenues and stockholders’ equity. As of September 30, 2004, the non-current portion of total long-term debt outstanding included $700.0 million outstanding under our credit facility, $1.2 million of outstanding 11% senior notes due 2010, $139.0 million at their accreted value of outstanding 12 1/2% senior discount notes due 2009, $300.0 million of outstanding 1 1/2% convertible senior notes due 2008, $474.6 million of outstanding 8 1/8% senior notes due 2011, and $18.4 million of capital lease obligations. In aggregate, this indebtedness represented approximately 99% of our total book capitalization at that date.

Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

•       it limits our ability to obtain additional financing, if needed, to implement any enhancement of our portion of the Nextel Digital Wireless Network, including any enhanced iDEN services, to expand wireless voice capacity, enhanced data services or potential “next- generation” mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

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

We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Wireless Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of September 30, 2004, we had an accumulated deficit of approximately $1.2 billion. We may incur operating losses in the future. We cannot assure you that we will sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. In addition, the slowdown in the U.S. economy generally has added economic and consumer uncertainty that could adversely affect our revenue growth. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

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

The FCC mandated that wireless carriers provide for local number portability (“LNP”) by November 24, 2003 in the top 100 metropolitan statistical areas (“MSAs”) in the United States. In addition, wireless carriers in areas outside of the top 100 MSAs must port a telephone number on request within six months, or by May 24, 2004, whichever is later. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets that are within the top 100 MSAs in the United States that were required to be completed by November 24, 2003 and implemented LNP in our remaining markets by the May 24, 2004 deadline. We anticipate number portability could increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and the cost of adding new subscribers, which generally includes a commission expense and/or significant handset discounts. A high rate of churn is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and /or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenues and profitability. Since the launch, the wireless industry has continued to work to improve its ability to support number portability. If consumer dissatisfaction results, it could adversely impact industry growth.

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

•       In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

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

•       Competition among these differing technologies could result in the following: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and otherwise adversely affect market acceptance of our services.

•       We offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Online. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenues. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of next-generation services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel Digital Wireless Network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

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

•       Because of the numerous features we offer and the fact that Motorola is our sole source of handsets (with the exception of the Blackberry 7510, which is available only from RIM), our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our multi-service offering. This may reduce our growth opportunities or profitability.

•       The acquisition of AT&T Wireless by Cingular Wireless, which closed in October 2004, created the largest wireless phone provider in the United States, with significantly more resources and a larger customer base than us or any other competing company. This concentration of resources in the marketplace could result in increased cost efficiency for Cingular, allowing it to obtain more favorable terms from its suppliers, which could enable Cingular to discount its handsets or services to customers.

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

Motorola is currently our sole-source supplier of transmitters used in our network and wireless telephone equipment used by our customers (with the exception of the Blackberry 7510, which is available only from RIM), and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our share of the Nextel Digital Wireless Network. We expect that for the next few years, Motorola will be the only manufacturer of wireless telephones that are compatible with the Nextel Digital Wireless Network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. Motorola has recently announced plans for the proposed spin-off of its semiconductor unit and has made a number of changes in its senior management team. If these or other factors affecting our relationship with Motorola were to result in a significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for us, or in Motorola’s ability or willingness to do so on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future.

In addition, the failure by Motorola to deliver necessary technology improvements and enhancements and system infrastructure and subscriber equipment on a timely, cost-effective basis would have an adverse effect on our growth and operations. For instance, we rely on Motorola to provide us with technology improvements designed to expand our wireless voice capacity and improve our services, such as the 6:1 voice coder software upgrade, and the handset-based A-GPS location technology solution necessary for us to comply with the FCC’s E911 requirements. The failure by Motorola to deliver these improvements and solutions, or its inability to do so within our anticipated timeframe, could impose significant additional costs on us.

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

Based on our current outlook and the current outlook of Nextel, we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as “next-generation technologies”. We and Nextel are focusing activities on maximizing our ability to offer next-generation capabilities while continuing to fully utilize our iDEN digital wireless network. Significant capital expenditures may be required in implementing this next-generation technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement next-generation technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of next-generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop next-generation technology that is more effective or economical than ours, our business would be adversely affected.

We may not be able to obtain additional spectrum, which may adversely impact our ability to implement our business plan.

We may seek to acquire additional spectrum, including through participation as a bidder, or member of a bidding group, in government-sponsored auctions of spectrum. We may not be able to accomplish any spectrum acquisition or the necessary additional capital for that purpose may not be available on acceptable terms, or at all. If sufficient additional capital is not available, to the extent we are able to complete any spectrum acquisition, the amount of funding available to us for our existing businesses would be reduced. Even if we are able to acquire additional spectrum, we may still require additional capital to finance the pursuit of any new business opportunities associated with our acquisition of additional spectrum, including those associated with the potential provision of any new next-generation wireless services. This additional capital may not be available on reasonable terms, or at all.

Our network may not have sufficient capacity to support our anticipated subscriber growth.

Our business plan depends on assuring that our portion of the Nextel Digital Wireless Network has adequate capacity to accommodate anticipated new subscribers and the related increase in usage of our network. This plan relies on:

•       our ability to economically expand the capacity and coverage of our network;

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

Potential systems limitations on adding subscribers may adversely affect our growth and performance.

Our success in generating revenues by attracting and retaining large numbers of subscribers to our portion of the Nextel Digital Wireless Network is critical to our business plan. In order to do so, we must maintain effective procedures for customer activation, customer service, billing and other support services. Even if our system is technically functional, we may encounter other factors that could adversely affect our ability to successfully add customers to our portion of the Nextel Digital Wireless Network, including:

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

Due to safety concerns, some state and local legislatures have passed or are considering legislation restricting the use of wireless telephones while driving automobiles. Federal legislation has been proposed that would affect funding available to states that do not adopt similar legislation. The passage of this type of legislation could decrease demand for our services, which could have a material adverse effect on our results of operations.

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

On August 2, 2004, we filed our required Phase I and Phase II E911 Quarterly Report with the FCC which sets forth our compliance with the FCC’s mandates regarding the sale of A-GPS capable handsets. A-GPS capable handsets are used to locate customers placing emergency 911-telephone calls. The FCC currently requires that by December 31, 2005, 95% of our subscriber base must use A-GPS capable handsets. In our last quarterly FCC report, we notified the FCC that we do not project that we can meet the FCC’s December 31, 2005 benchmark of 95% A-GPS handset penetration. If we are not able to achieve this benchmark or obtain a waiver or postponement of this benchmark, the FCC could impose fines or take other regulatory action that could have an adverse effect on our business.

In addition, we may incur significant additional costs in order to satisfy the Phase II E911 requirement because our compliance requires that the non-A-GPS capable handsets in our subscriber base be replaced with A-GPS capable handsets. The amount of the costs we would incur is highly dependent on both the number of new subscribers added to our network who purchase an A-GPS capable handset, and the number of existing subscribers who upgrade from non-A-GPS capable handsets to A-GPS capable handsets. If our rate of churn remains low, unless substantial numbers of subscribers upgrade their handsets, we may have to incur significant costs to get a sufficient number of A-GPS capable handsets into our network.

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

As of September 30, 2004, our officers, directors and greater than 5% stockholders together controlled approximately 40% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to greatly affect the management and affairs of our company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth above under “—Risk Factors” and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. Forward-looking statements include, but are not limited to, statements with respect to the following:

•       our business plan, its advantages and our strategy for implementing our plan;

•       the success of efforts to improve, and satisfactorily address any issues relating to, our network performance;

•       the characteristics of the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

•       the implementation and performance of the technology, including higher speed data infrastructure and software designed to significantly increase the speed of our network, being deployed or to be deployed in our various markets, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with the completed launch of Nationwide Direct Connect capability;

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

•       no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it, as a result of the proposed spin-off of its semiconductor unit, recent changes in its senior management team or otherwise;

•       the ability to achieve and maintain market penetration and average subscriber revenue levels;

•       our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•       the development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder, and market acceptance of such handsets and service offerings;

•       the availability and cost of acquiring additional spectrum;

•       the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services including, for example, two-way walkie-talkie services first introduced by several of our competitors in 2003;

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

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. The statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In April 1999 and 2000, we entered into interest rate swap agreements for $60.0 million and $50.0 million, respectively, to partially manage interest rate exposure with respect to our previous $375.0 million term B loan. In April 2004 we terminated the $60 million interest rate swap agreement in accordance with its original terms and paid approximately $639,000 for the final settlement. We did not record any realized gain or loss with this termination since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense. In May 2004, we refinanced our term B and term C loans and replaced them with a $700.0 million tranche C credit facility, but maintained our existing $50 million rate swap agreement. Interest rate swaps have the effect of converting the applicable variable rate obligations to fixed or other variable rate obligations. To date, we have elected not to designate our interest rate swaps as hedges under SFAS 133. The interest rate swap agreements are included in other long-term liabilities on the balance sheet. For the three months ended September 30, 2004, we recorded a non-cash, fair market value gain of approximately $654,000 related to the market value of interest rate swap agreements, which has been reflected in interest expense.

The following discloses the fair value of the swap agreements recorded as of September 30, 2004:

(in thousands)
Fair value of liability as of December 31, 2003	$5,195
Change in fair value—interest rate changes	(2,760)
Settlement of $60 million swap agreement terminated	(639)
Fair value of liability as of September 30, 2004	$1,796

We have 11% senior notes due 2010, 12 1/2% senior discount notes due 2009, 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.

A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of September 30, 2004 follows:

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term debt obligations:
Fixed-rate debt	—	—	—	—	$300,000	$622,407	$922,407	$1,244,228
Average interest rate	6.70%	6.70%	6.70%	6.70%	6.90%	8.60%	7.20%
Variable-rate debt(1)	—	—	—	$5,250	$7,000	$687,750	$700,000	$700,000
Average interest rate (LIBOR + 2.5%)

(1)    As of September 30, 2004 variable rate debt consists of our bank credit facility. The bank credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of September 30, 2004, the interest rate on the tranche C term loan was 4.3125%.

Aggregate notional amounts associated with interest rate swaps in place as of September 30, 2004 are as follows:

Interest rate swaps:	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Notional amount(1)	$50,000	$50,000	$—	$—	$—	$—	$100,000	$1,796
Weighted-average fixed rate payable(2)	6.70%	6.70%

(1)          Includes notional amounts of $50.0 million that will expire in April 2005.

(2)          Represents the weighted average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

In September 2004 we entered into a series of interest rate swap agreements, which will have the effect of converting certain of our variable interest rate $700 million term C loan obligations to fixed interest rates. The total amount to be hedged will be $150 million. The commencement date for the swap transactions is December 1, 2004 and the expiration date is August 31, 2006. We believe these interest rate swap agreements qualify for cash flow accounting since the critical terms of the instruments match at inception and are expected to on an ongoing basis, therefore it is assumed the instruments will offset and be perfectly effective.

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

There has been no change in our internal control over financial reporting during our third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc.,et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our President, Chief Executive Officer and Chairman of the Board, John D. Thompson, our Chief Financial Officer and Treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The proposed settlement, which is not material to us, is subject to a number of contingencies, including negotiation of a settlement agreement and its approval by the Court. In June 2004, an agreement of settlement was submitted to the Court for preliminary approval. We are unable to determine whether or when a settlement will occur or be finalized.

On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc.,et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. On March 5, 2003, the court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims. The plaintiffs have appealed to the United States Court of Appeals for the Fourth Circuit. The appeal is fully briefed. We dispute the allegations of the complaint, will vigorously defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.

On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications,et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications,et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp.,et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel

Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc.,et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc.,et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp.,et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, Judge Gaitan in the United States District Court for the Western District of Missouri in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. Notice of the settlement was provided to the identified class, and on January 29, 2004, the court conducted a final approval hearing and, on April 20, 2004, approved the settlement. On May 27, 2004, various objectors and class members appealed Judge Gaitan’s order granting final approval of the settlement to the United States Court of Appeals for the Eighth Circuit. Distribution of settlement benefits is stayed until the appellate court issues a final order resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions or the items discussed above will have a material effect on our business, financial position or results of operations.

Item 5.   Other Information.

On September 20, 2004, we (through OPCO) entered into a Subscriber Units and Services Supply Agreement (the “Supply Agreement”) with Motorola. Motorola currently holds shares of our class A common stock, and for the foreseeable future we expect that we will need to rely on Motorola for the manufacture of a substantial portion of the infrastructure equipment necessary to construct and make operational our portion of the Nextel Digital Wireless Network as well as for the provision of digital mobile telephone handsets and accessories.

Pursuant to the terms of the Supply Agreement, we have agreed on a non-exclusive basis to purchase and Motorola has agreed to sell to us handsets for use on the Nextel Digital Wireless Network as well as certain related support services. The Supply Agreement also provides for our purchase of certain subscriber accessories related to the handsets. The initial term of the Supply Agreement is effective from January 1, 2004 through December 31, 2004 and will continue in effect beyond this initial term until terminated by either party upon 30 days’ prior written notice to the other. The Supply Agreement may also be terminated in the event of a breach by either party that continues for a period of 30 days after the breaching party has received notice or immediately upon the bankruptcy or liquidation of any party, upon any assignment in violation of the terms of the agreement upon a failure to make any payment when due or upon a change in a party’s ownership.

The Supply Agreement provides for certain promotional programs, including a co-operative advertising program, a volume rebate incentive program, discounts for the initial launch of certain handsets and certain volume-based price reductions. Motorola also has the right, for certain proposed products or features, to offer us the option to pre-pay for the specific product or feature on special terms and conditions.

This Item 5 contains a summary of the terms and conditions of the Supply Agreement. This summary is qualified in its entirety by reference to the full and complete text of the Supply Agreement and its associated attachments and appendices, copies of which have been filed as an exhibit to this report. We are seeking confidential treatment of certain portions of the Supply Agreement in order to protect disclosure of our proprietary and confidential information to potential competitors and others.

Item 6.   Exhibits

(a)	List of Exhibits.
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).
3.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc. (incorporated by reference to Exhibit 3.1 (a) to Quarterly Report on Form 10-Q filed August 9, 2004)
3.2	Amended and Restated Bylaws, effective of June 3, 2004 (incorporated by reference to Exhibit 3.2 to Quarterly Report on Form 10-Q filed August 9, 2004)
†10.80	Subscriber Units and Services Supply Agreement between Motorola, Inc. and Nextel Partners Operating Corp. dated September 20, 2004
31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc. pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc. pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

†       Confidential Treatment Requested.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004	NEXTEL PARTNERS, INC.
(Registrant)
	By:	/s/ BARRY ROWAN
Barry Rowan
Vice President, Chief Financial Officer
(Principal Financial Officer)
	By:	/s/ LINDA ALLEN
Linda Allen
Chief Accounting Officer
(Principal Accounting Officer)