Form 10-K
period 2004-12-31
NEXTEL PARTNERS INC
filed 2005-03-16
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Class A Common Stock, $0.001 par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No.
Based on the closing sales price on June 30, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,343,755,327.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

OUTSTANDING TITLE OF CLASS	NUMBER OF SHARES ON MARCH 4, 2005

Class A Common Stock	182,859,900 shares

Class B Common Stock	84,632,604 shares

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on May 12, 2005, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NEXTEL PARTNERS, INC.
FORM 10-K

NEXTEL PARTNERS FORM 10-K 2004
03
PART I
ITEM 1. BUSINESS
As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Nextel Partners, Inc., “Nextel” refers to Nextel Communications, Inc. (and/or, where appropriate, its subsidiaries), and “Nextel WIP” refers to Nextel WIP Corp., an indirect wholly owned subsidiary of Nextel.
Overview
We provide fully integrated, wireless digital communications services using the Nextel® brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include International and Nationwide Direct ConnectSM, digital cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization’s internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where approximately 54 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the digital mobile network constructed and operated by Nextel (the “Nextel Digital Wireless Network”) in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 297 of the top 300 metropolitan statistical areas in the United States. As of December 31, 2004, our portion of the Nextel Digital Wireless Network covered approximately 40 million Pops and we had approximately 1,602,400 digital handsets in service in our markets.
Our relationship with Nextel was created to accelerate the build-out and expand the reach of the Nextel Digital Wireless Network. In January 1999, we entered into a joint venture agreement with Nextel WIP, pursuant to which Nextel, through Nextel WIP, contributed to us cash and licenses for wireless frequencies and granted us the exclusive right to use the Nextel brand name in exchange for ownership in us and our commitment to build out our compatible digital wireless network in selected markets and corridors, in most cases adjacent to operating Nextel markets. As of December 31, 2004, Nextel WIP owned 31.8% of our outstanding common stock and was our largest stockholder. By the end of 2002, we had successfully built all of the markets we were initially required to build under our 1999 agreement with Nextel. Since 1999 we have exercised options to expand our network into additional markets. By June 2003, we had completed the construction of all of these additional markets. Through our affiliation with Nextel, our customers have seamless nationwide coverage on the entire Nextel Digital Wireless Network.
Our senior management team has substantial operating experience, with most members averaging over 17 years in the telecommunications industry. Most members of senior management have significant experience working at AT&T Wireless and McCaw Cellular. Key stockholders, in addition to Nextel WIP, include Madison Dearborn Capital Partners II, L.P. (“Madison Dearborn Partners”), Cascade Investments, LLC, an investment company controlled by William H. Gates III (“Cascade Investments”), and Eagle River Investments, LLC, an investment company controlled by Craig M. McCaw (“Eagle River”).
We offer a package of wireless voice and data services under the Nextel brand name targeted primarily to business users. We currently offer the following four services, which are fully integrated and accessible through a single wireless handset:

•	digital cellular voice, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

•	Direct Connect® service, the digital walkie-talkie service that allows customers to instantly connect with business associates, family and friends without placing a phone call;

•	short messaging, the service that utilizes the Internet to keep customers connected to clients, colleagues and family with text, numeric and two-way messaging; and

NEXTEL PARTNERS FORM 10-K 2004
04

•	Nextel Online® services, which provide customers with Internet-ready handsets access to the World Wide Web and an organization’s internal database, as well as web-based applications such as e-mail, address books, calendars and advanced Java™ enabled business applications.
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
Strategic Alliance with Nextel
Our affiliation with Nextel is an integral part of our business strategy. Under our agreements with Nextel WIP, which are described in more detail below, we enjoy numerous important benefits, including:

•	Nextel Brand and Differentiated Marketing Programs. We have the exclusive right to build, operate and provide fully integrated digital wireless communication services using the integrated Digital Enhanced Network, or iDEN, platform developed by Motorola, Inc. (“Motorola”) and the Nextel brand name in all of our markets. We benefit from Nextel’s national advertising and promotion of its brand.

•	Integrated Nationwide Network. Our network is operationally seamless with Nextel’s network, enabling our respective customers to utilize the same voice and data services when operating on either company’s network.

•	Exclusive Roaming Arrangement. We have the exclusive right to provide wireless communication services to Nextel’s customers who roam into our markets. Pursuant to our operating agreements with Nextel WIP, Nextel’s subscribers generate revenue for us when they roam into our markets, and we pay Nextel when our subscribers roam into its markets. For the year ended December 31, 2004, we earned $158.7 million in roaming revenues from Nextel customers who utilized our portion of the Nextel Digital Wireless Network.

•	Coordinated Infrastructure Development. In exchange for a fee, based on Nextel’s cost to provide the service, we have the right to utilize portions of Nextel’s network infrastructure, including certain switching facilities and network monitoring systems, until our customer volume makes it advantageous for us to build our own. The operating agreements with Nextel WIP also provide us access to technology improvements resulting from Nextel’s research and development.

•	Supplier Relationships. Nextel assists us in obtaining substantially the same terms it receives from suppliers of equipment and services. We also have the ability to develop our own relationships with suppliers of our choice.

•	National Accounts. Numerous offices and branches of Nextel’s national accounts have become our customers when we have launched service in their area.

•	International Roaming. We have the ability to either operate under Nextel’s international roaming agreements or, under certain circumstances, to require Nextel WIP to provide us with comparable international roaming capabilities under its agreements with international carriers. Accordingly, our customers are able to travel worldwide and still receive the benefits of their Nextel service. For example, in coordination with Nextel, our customers have the ability to roam in the Mexico market area where NII Holdings, Inc. offers iDEN-based services and also in the Canadian market areas where TELUS offers iDEN-based services. Furthermore, by using the Motorola i2000plus handset, a dual mode handset that operates on both the iDEN technology and the GSM 900 MHz standard, our customers receive digital roaming services on iDEN 800 MHz and GSM 900 MHz networks in over 80 countries.
On December 15, 2004, Sprint Corporation and Nextel announced that their boards of directors had unanimously approved a definitive agreement for a merger between the two companies. These companies also announced that they expect the merger to close in the second half of 2005. The merger is subject to many conditions, including a vote by the stockholders of both companies as well as various federal and state regulatory approvals. We believe that if the Sprint-Nextel transaction is successfully consummated as currently structured, it will, upon a closing of the transaction, trigger a right of our Class A common stockholders to call a special meeting of the Class A common stockholders and, at that meeting, vote

NEXTEL PARTNERS FORM 10-K 2004
05
on whether to sell all, but not less than all, of their shares of Class A common stock to Nextel at fair market value, which, as defined in our restated certificate of incorporation, includes a control premium. The Class A common stockholders also have the right to postpone any such vote for up to 545 days. If the Class A common stockholders vote to sell their shares to Nextel, our restated certificate of incorporation sets forth the procedures to be used to determine fair market value. This right of our Class A common stockholders to vote on whether to sell their shares to Nextel is referred to as the “put” right. You may find more information about the put right, including the specific procedures for determining fair market value and the definition of fair market value, in our restated certificate of incorporation, which is available on our website at www.nextelpartners.com under the investor relations and select corporate documents link.
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
Provide Differentiated Package of Wireless Services. Along with Nextel, we offer fully integrated, wireless communications services— International and Nationwide Direct Connect, digital cellular voice, short messaging and Nextel Online— all in a single wireless device with no roaming charges nationwide. We believe this “four-in-one” offering is particularly attractive to business users. We further believe that for customers who desire multiple wireless services, the convenience of combining multiple wireless communications options in a single handset for a single package price with a single billing statement is an important feature that helps distinguish us from many of our competitors.
A sizeable portion of business users’ communications involves contacting others within the same organization or those within a community of interest (e.g., contractors, sub-contractors and suppliers). We believe that our Nationwide Direct Connect service is especially well suited to address the wireless communications needs of these customers. In 2004, Direct Connect minutes used by our customers comprised approximately 26% of the total minutes used by our customers on our network. We believe our International and Nationwide Direct Connect service, our over 10-year history of Direct Connect service and our embedded customer base of almost 18 million Direct Connect capable Nextel and Nextel Partners customers provides us with a significant advantage over our competitors who have launched walkie-talkie services.
Direct Connect allows all of our customers and Nextel’s customers to instantly communicate with each other on private one-on-one calls on an international and nationwide basis or on group calls involving up to 100 customers in the same geographic region, referred to as Group Connectsm. Nationwide Direct Connect provides full coast-to-coast availability of the push to talk feature to all of our customers and all of Nextel’s customers across the continental United States and Hawaii. In conjunction with Nextel, we expanded our Direct Connect service in July 2004 to include International Direct Connectsm in Canada, Argentina, Brazil, Peru and Mexico.
Deliver Unparalleled Customer Service. In addition to providing our four-in-one service offering, our goal is to differentiate ourselves by delivering the highest quality customer service in the industry, including low rates of dropped and blocked calls. In 2003 and 2004, a significant part of our employees’ bonus was tied to achieving a targeted level of customer satisfaction as measured in monthly surveys conducted by an outside vendor. We believe that this monetary bonus helped

NEXTEL PARTNERS FORM 10-K 2004
06
focus our entire company on achieving our customer service business objective, and we intend to provide a similar incentive to our employees in 2005. In addition, to further underscore the importance of customer service and to keep pace with our growing customer base, we completed a 30,000 square-foot expansion of our existing customer call center in Panama City Beach, Florida in the third quarter of 2004. The customer care center in Florida and our customer care center in Las Vegas, Nevada work in tandem to provide seamless customer support and ensure operating efficiencies.
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
We expect to gradually expand our target customer groups to include additional industry groups. We believe this focus on business customers has resulted in higher monthly average revenue per unit, or ARPU, and lower average monthly service cancellations than industry averages. Our ARPU for the year ended December 31, 2004 was $67 (or $77, including roaming revenues received from Nextel) compared to an industry average of $54 as of September 30, 2004. In addition, the average monthly rate at which our customers canceled service with us, or “churn,” was approximately 1.4% for 2004 compared to an industry average of 2.4% for the third quarter of 2004. Our ARPU and churn rate equated to lifetime revenue per subscriber, or LRS, of approximately $4,786 for 2004, which we believe is one of the highest in the industry. See “Selected Financial Data— Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU and LRS as non-GAAP financial measures. Our monthly average minutes of use increased from 680 minutes per subscriber in 2003 to 743 minutes per subscriber in 2004, an increase of 9%. In addition, our customer base grew 30% from approximately 1,233,200 customers as of December 31, 2003 to approximately 1,602,400 customers as of December 31, 2004.
Maintain a Robust, Reliable Network. Our objective is to maintain a robust and reliable digital wireless network in our markets that covers all key population areas in those markets and operates seamlessly with Nextel’s network. We have constructed our portion of the Nextel Digital Wireless Network using the same Motorola-developed iDEN technology used by Nextel. As required, we built and now operate our portion of the Nextel Digital Wireless Network in accordance with Nextel’s standards, which enables both companies to achieve a consistent level of service throughout the United States. Our customers have access to digital quality and advanced features whether they are using our or Nextel’s portion of the Nextel Digital Wireless Network. This contrasts with the hybrid analog/digital networks of cellular competitors, which do not support all features in the analog-only portions of their networks.
In January 1999 when we executed our agreements with Nextel WIP and obtained our initial financing, we acquired two operational markets in upstate New York and Hawaii. The remainder of our markets had not been fully constructed. By June 2003, we had completed construction and had successfully launched service in all of our markets. As of December 31, 2004, we had 4,084 cell sites fully constructed and operational throughout our markets and our network provided coverage to approximately 40 million Pops compared to 38 million Pops as of December 31, 2003.
To reduce the risk of zoning and other local regulatory delays, construction delays and site acquisition costs, we have located our cell sites on existing transmission towers or other structures such as building rooftops owned by third parties wherever possible. If necessary, we contract with third parties to construct transmission towers and, wherever possible, sell these towers and lease back space for our equipment. In addition, as of December 31, 2004, we had six mobile switching offices in service on our network and had successfully switched over 90% of all of our customers’ wireless interconnect traffic through these switches. The remaining 10% of our wireless interconnect traffic is routed to switches operated by Nextel in accordance with our switch sharing agreement. Operating our own switches and switching our own traffic have reduced the switch sharing fees we pay to Nextel WIP under our switch sharing agreement.

NEXTEL PARTNERS FORM 10-K 2004
07
We believe our existing packet data service on the Nextel Digital Wireless Network is robust and far-reaching. Based on our current outlook, we anticipate eventually deploying advanced digital technology that will allow wireless voice and high-speed data transmission and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as a “next-generation technology.” Until we deploy a next-generation technology, we will continue to fully utilize our iDEN digital wireless network. In addition, we expect technology upgrades to continue to be made to our iDEN digital wireless network in 2005 based on developments being made by Motorola and Nextel, including the 6:1 voice coder software upgrade. We anticipate that these upgrades will increase our voice capacity for interconnect calls and also increase the data speeds in selected areas of our network.
Maintain Effective Pricing Strategy with Focus on Mid-Sized and Rural Markets. We operate in mid-sized and rural markets which we believe have demographics similar to markets served by Nextel. We believe our targeted business customer base in these markets has historically been underserved and thus finds our differentiated service offering very attractive. We believe our focus on high quality, underserved customers, coupled with our differentiated service offering, helps us to increase penetration within our targeted customer base while maintaining an effective pricing strategy.
Although we set our local service prices in each of our markets independently of Nextel, we are required to adopt Nextel’s overall pricing strategies. We offer pricing options that we believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Direct Connect minutes with a mix of cellular and long-distance minutes. Furthermore, no roaming charges are assessed for mobile telephone services provided to our customers traveling anywhere on our portion or Nextel’s portion of the Nextel Digital Wireless Network in the United States. We also offer special pricing plans that allow some customers to aggregate the total number of account minutes for all of their handsets and reallocate the aggregate minutes among those handsets. While we direct our own marketing campaigns in our markets, we benefit from Nextel’s national marketing efforts and related advertising campaigns, which are designed to increase awareness of the Nextel brand name and stimulate interest in and demand for Nextel service by stressing its versatility, value, simplicity and quality.
Markets
As of December 31, 2004, we had established digital wireless service in all of the following markets:

		Licensed
Region	Markets(1)	Pops

Northeast	Central PA (Wilkes-Barre/Scranton/Harrisburg/York/Lancaster)	2,932,445
	Syracuse/Utica-Rome/Binghamton/Elmira, NY	2,069,227
	Western PA (Altoona/Johnstown/State College/Williamsport)	1,484,155
	Buffalo/Jamestown, NY	1,483,394
	Rochester, NY	1,215,492
	Albany/Glens Falls, NY	1,189,356
	Burlington, VT	708,964
	Erie, PA	369,812

	Total	11,452,845

NEXTEL PARTNERS FORM 10-K 2004
08

		Licensed
Region	Markets(1)	Pops

Midwest	Nebraska (Omaha/Lincoln)	1,842,424
	Green Bay, WI	1,715,820
	Eastern Iowa (Waterloo/Dubuque/Davenport/Cedar Rapids/Iowa City)	1,678,383
	E. Minnesota/W. Wisconsin (Duluth/Rochester/Eau Claire/La Crosse)	1,495,614
	Central Iowa (Des Moines)	1,395,412
	Western IL (Peoria/Springfield/Decatur)	1,060,357
	Idaho (Idaho Falls/Pocatello/Boise/Twin Falls)	1,066,307
	North Dakota/Western Minnesota (Fargo/Grand Forks)	983,659
	Sioux City/Sioux Falls IA/SD	840,634
	Central IL (Champaign/Bloomington)	729,339

	Total	12,807,949

South	Arkansas (Fayetteville/Fort Smith/Pine Bluff/Little Rock)	2,438,833
	East Texas/Northern Louisiana (Tyler/Longview/Shreveport/Monroe)	2,108,401
	South Texas (McAllen/Harlingen/Brownsville/Corpus Christi/Victoria)	2,081,616
	Indiana (Terre Haute/Evansville/Owensboro)	1,966,582
	West Virginia (Charleston)	1,916,860
	Louisville, KY	1,877,713
	West Texas (Amarillo/Abilene/Lubbock/Odessa-Midland/San Angelo)	1,792,519
	Virginia (Roanoke/Lynchburg/Charlottesville)	1,727,846
	Southern Louisiana (Lafayette/Lake Charles)	1,576,369
	Lexington, KY	1,509,440
	Mississippi (Hattiesburg/Jackson)	1,448,359
	Georgia (Macon-Warner Robins/Albany)	1,321,756
	Pensacola, FL	1,188,113
	Mobile, AL	1,056,554
	Central Texas (Temple-Killeen/Waco/Bryan-College Station)	923,920
	Tennessee (Bristol/Johnson City/Kingsport, VA/TN)	791,611
	Montgomery, AL	738,994
	Tallahassee, FL	736,049
	Augusta, GA	606,785
	Columbus, GA	437,150

	Total	28,245,470

Noncontinental US	Hawaii (all islands)	1,257,608

	Total	53,763,872

(1)	We may, from time to time, reconfigure our markets to take advantage of build-out and management synergies and marketing opportunities. Accordingly, the way we group our markets may increase or decrease the total number of markets and, correspondingly, increase or decrease the population estimates for the newly configured market.
We have calculated total Pops for a given market by utilizing Census 2003 data published by the U.S. Census Bureau, which lists population estimates by county.
In addition to medium-sized and rural markets, our markets include selected corridors along interstate and state highways. While these corridors do not always have large business or residential populations, we believe that revenues may be earned from travelers on the highways located in these markets. Accordingly, the population of a given area may not fully indicate the amount of the revenues that may be generated in such area.

NEXTEL PARTNERS FORM 10-K 2004
09
General Business
Revenues. We operate in one reportable segment, wireless services. Our primary sources of revenues are service revenues and equipment revenues, with service revenues constituting approximately 94% of our total revenues in 2004. For more information about our revenues and other financial results, see our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
Distribution Channels. Our traditional methods of distribution have been through our direct and indirect sales force. While we will continue to support these approaches, in 2004 we opened 33 new company-owned retail stores throughout our markets for a total of 73 retail stores in operation at December 31, 2004. Initial sales and revenue results from these company-owned stores indicate that they attract high quality customers with a lower acquisition cost than our traditional distribution channels. In addition, our telephone and website sales distribution channels that we implemented in 2002 also allow us to acquire new customers at relatively lower costs. For 2004, our low cost distribution channels, which include telesales, websales and company-owned stores accounted for approximately 22% of our gross additional new subscribers as compared to 14% during 2003.
Business Developments

Customer Products and Solutions.

Products. We currently offer a wide variety of handsets, with a broad range of features and price points. In 2004, we expanded our current product line to include five new wireless handsets manufactured by Motorola–the i710, i830, i860, i315 and i325. These new handsets expand our product line and allow customers to select a handset that best meets the demands of their work environment or lifestyle. All of our handsets offer an advanced, intuitive user interface, storage for up to 600 contacts, assignable ring tones, Internet access and global position satellite (“GPS”) receivers for E911 (the 911 emergency mobile telephone service) and other location-based services. The i710 is a flip-style handset for value-oriented businesses, government and individual customers. The i710 is designed for customers who want the advanced software features of our higher-end handsets at a more moderate price. The i315 and i325 expand our line of durable, rain resistant handsets and offer more choice to customers who demand that their handsets perform under extreme conditions, such as those found at a construction site. Both handsets offer Direct Talk–a new off-network walkie-talkie feature that provides back-up communications in times of emergency, network outage or when traveling to remote areas not under Nextel Digital Wireless Network coverage. Direct Talk operates by using the handsets to transmit and receive walkie-talkie service without using our cell sites or switches. The i315 is a ruggedized handset designed for field service, construction and transportation customers as well as individuals with active lifestyles. The i325 is a rugged, feature-rich handset for public safety and other field-based workers for whom mission critical communications is an important part of their job.

In June 2004, we introduced our smallest handset ever–the i830. This sleek, flip style handset is designed for customers who want a small, lightweight handset that they can carry in a pocket, purse or on a belt with increased comfort. In September 2004 we launched our first camera handset–the i860. This new high-end, flip-style handset is the only camera handset on the market that combines the power of Nextel Direct Connect with two new services: Multimedia Messaging and Nextel Direct Sendsm. Multimedia Messaging allows customers to wirelessly send text, audio or pictures to email addresses or other Nextel handsets. Direct Send is an exclusive feature that allows customers to instantly send contact information stored in their handset, via the push-to-talk button, to other Direct Send capable handsets.

To further expand our differentiated suite of products and services, we also offer BlackBerry® handheld devices manufactured by Research in Motion, Inc. (“RIM”) with both voice and data capabilities. This personal data assistant (PDA) style handset operates on the Nextel Digital Wireless Network, integrates our “four-in-one” offering and supports Java 2 Micro Edition (J2MEtm) applications. We believe this product is an ideal tool for mobile professionals who need instant and constant access to their business email. In addition, it eliminates the need to carry separate PDAs, cellular phones and laptops. In 2004, we introduced two new BlackBerry products–the BlackBerry 7510tm and

NEXTEL PARTNERS FORM 10-K 2004

the BlackBerry 7520tm. The Blackberry 7510 builds on the success of its predecessor, the BlackBerry 6510tm, by adding a color screen and speakerphone. Our latest BlackBerry offering, the BlackBerry 7520, adds to the 7510 by offering Bluetooth® capability as well as a GPS receiver for E911 and other location-based services.

Wireless Data Solutions. In 2004, we began building a strong portfolio of wireless data solutions based on Nextel’s key differentiators. By partnering with key application providers and leveraging the GPS technology built into our handsets, we offer high value location-based services to business and individual customers. Specifically, we are offering asset tracking, workforce management, navigation and wireless payment solutions. We believe these location-based services are providing our customers with substantial increases in productivity. As of December 31, 2004, revenues we received from the sale of these data services contributed approximately $1.00 to our average revenue per subscriber.

Direct Connect Services. In May 2004, we expanded our Direct Connect services internationally and began offering a new service called NextMailsm. Our International Direct Connect walkie-talkie service allows customers to instantly connect with other users in and between the United States and up to five countries including Peru, Brazil, Argentina, Canada and Mexico. Our exclusive NextMail walkie-talkie service enables customers using the Direct Connect button on their handset to instantly send a voice message from their telephone to any email address, even if the recipient is not a Nextel user. The recipient may retrieve the voice message from his or her laptop or PC.

New Marketing Strategies. Nextel is the official sponsor of the NASCAR NEXTEL Cup Seriestm, and we continue to benefit from the name and brand recognition generated by this relationship. In addition, Nextel has launched its Boost Mobiletm Pay As You Go wireless service. Boost Mobile is now recognized as a brand that targets youth-oriented culture, lifestyles and interests. We benefit from the increased roaming traffic of Boosttm subscribers in our markets. However, we do not expect Boost Mobile to begin selling its service in our markets until the end of 2005 or in 2006.
Capital Structure Transactions. During 2004 we engaged in the following capital structure and de-leveraging transactions:

Debt Redemption. On March 15, 2004, we redeemed for cash the remainder of our outstanding 14% senior discount notes due 2009, representing approximately $1.8 million (principal amount at maturity), for a total redemption price of approximately $1.9 million.

Debt Reduction Activity. During March 2004 we repurchased for cash $10.5 million (principal amount at maturity) of our 11% senior notes due 2010 in open-market purchases for approximately $11.8 million, including accrued interest.

Tender Offer for 11% Notes. On April 28, 2004, we commenced a tender offer and consent solicitation relating to all of our outstanding 11% senior notes due 2010. The tender offer expired on May 25, 2004 and we received the consents necessary to amend the indentures governing the 11% senior notes due 2010 to eliminate substantially all restrictive covenants and certain event of default provisions. We purchased approximately $355.8 million (principal amount at maturity) of the 11% senior notes due 2010 for approximately $406.6 million, including accrued interest. The tender offer was funded through a combination of proceeds from the offering of 8 1/8% senior notes due 2011, proceeds from the refinancing of our credit facility for $700.0 million and available cash.

High Yield Debt Financing. On May 19, 2004, we issued $25.0 million of 8 1/8% senior notes due 2011 in a private placement. We subsequently exchanged all of these 8 1/8% senior notes due 2011 for registered notes having the same financial terms and covenants as the privately placed notes. The proceeds were used to fund a portion of the purchase of the 11% senior dues due 2010 in our tender offer.

Credit Facility Refinancing. On May 19, 2004, Nextel Partners Operating Corp (“OPCO”) refinanced its existing $475.0 million secured credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and book runners, Morgan Stanley Senior Funding, Inc. as syndication agent, and JPMorgan Chase Bank as administrative agent. The new credit facility

NEXTEL PARTNERS FORM 10-K 2004

includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans, which incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. Borrowings under the new secured credit facility were used to repay borrowings under our previous $475.0 million tranche B senior secured credit facility as well as fund a portion of the tender offer for our 11% senior notes due 2010.
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
Under these agreements, Nextel WIP is obligated to share with us Nextel’s experience in operating iDEN networks by, among other things, granting us access to meetings and coordinating with us on network build-out and enhancements. In addition, Nextel WIP is obligated to provide specified services to us upon request. The most significant services Nextel WIP provides us are:

•	use of some of Nextel’s switching facilities in exchange for a per-minute fee based on Nextel’s national average cost for such service, including financing and depreciation costs;

•	monitoring of switches owned by us on a 24-hour per day basis by Nextel’s network monitoring center in exchange for a fee based on pro-rata costs;

•	use of Nextel’s back-office systems in order to support customer activation, billing and customer care for national accounts in exchange for fees based on Nextel’s national average cost for such services;

•	use of the Nextel brand name and certain trademarks and service marks, and the marketing and advertising materials developed by Nextel, in exchange for a marketing services fee described below;

•	access to technology enhancements and improvements; and

•	assisting us in contracting with Nextel’s suppliers on substantially the same terms as Nextel wherever possible.
To further support us in our efforts, Nextel WIP has also agreed that:

•	our marketing service fee, which started accruing in January 2003, was 0.5% of gross monthly service revenues, excluding roaming revenues, from January 1, 2003 through December 31, 2004 and increased to 1.0% of gross monthly service revenues, excluding roaming revenues, thereafter; and

•	when a Nextel subscriber roams on our portion of the network we receive a certain percentage of the service revenues generated by the roaming subscriber. That percentage was 90% of the service revenues in 2000, 85% in 2001 and 80% in 2002 and thereafter, subject to upward or downward adjustment based on the relative customer satisfaction levels of Nextel and us as measured by a customer satisfaction survey administered on a regular basis by a third-party vendor engaged by Nextel and us.
In addition, the operating agreements require that we adhere to certain key operating requirements, including the following:

•	we generally are required to offer the full complement of products and services offered by Nextel in comparable service areas;

NEXTEL PARTNERS FORM 10-K 2004

•	we must abide by Nextel’s standard pricing structure (principally home-rate roaming), but we need not charge the same prices as Nextel;

•	we must meet minimum network performance and customer care thresholds; and

•	we must adhere to standards in other operating areas, such as frequency design, site acquisition, construction, cell site maintenance and marketing and advertising.
Currently, our agreements with Nextel WIP also allow us access to Nextel’s switches and switching facilities. Nextel WIP has agreed to cooperate with us to establish a switch facility for our network and to deploy switches in our territory in a manner which best meets the following criteria:

•	integration of our cell sites into Nextel’s national switching infrastructure;

•	shared coverage of Direct Connect service to communities of interest;

•	minimized costs to us and to Nextel; and

•	maximized quality of service to our customers and to Nextel’s customers.
These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to establish a location and install switch equipment on our network for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. As of December 31, 2004, we had six switches in operation.
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
The provision of cellular telephone service began with providers utilizing the 800 MHz band of radio frequency in 1982 when the Federal Communications Commission (“FCC”) began issuing two licenses per market throughout the United States. In 1993, the FCC allocated a portion of the radio spectrum, 1850-1990 MHz, for a new wireless communications service commonly known as PCS. The FCC’s stated objectives in auctioning bandwidth for PCS were to foster competition among existing cellular carriers, increase availability of wireless services to a broader segment of the public, and bring innovative technology to the U.S. wireless industry. Since 1995, the FCC has conducted auctions in which industry participants have been awarded PCS licenses for designated areas throughout the United States.
The demand for wireless telecommunications has grown rapidly, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices. According to the Cellular Telecommunications & Internet Association, the number of wireless subscribers in the United States, including cellular,

NEXTEL PARTNERS FORM 10-K 2004

PCS and ESMR, has grown from approximately 200,000 as of June 30, 1985 to 169.5 million by June 30, 2004, which reflected a penetration rate of approximately 57.7% at that time.
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
All PCS services, like ESMR, are all-digital systems that convert voice or data signals into a stream of binary digits that is compressed before transmission, enabling a single radio channel to carry multiple simultaneous signal transmissions. This enhanced capacity, along with improvements in digital signaling, allows digital-based wireless technologies to offer new and enhanced services and improved voice quality and system flexibility, as compared to analog technologies. Call forwarding, call waiting and greater call privacy are among the enhanced services that digital systems provide. In addition, due to the reduced power consumption of digital handsets, users benefit from an extended battery life.
The FCC has also assigned non-contiguous portions of the 800 MHz band to specialized mobile radio (“SMR”) which was initially dedicated to analog two-way radio dispatch services. This service only became viable in the mobile wireless telephone market with the introduction in 1993 of ESMR, which applies digital technology to make use of the 800 MHz spectrum band and its superior propagation characteristics to deliver the advantages of a digital wireless mobile telephone system while retaining and significantly enhancing the value of SMR’s traditional dispatch feature.
Unlike analog cellular, which has been implemented in a uniform manner across the United States, several mutually incompatible digital technologies are currently in use in the United States. Roaming into different areas often requires multi-mode (analog/digital) and/or multi-band (PCS/cellular) handsets that function at both cellular and PCS frequencies and/or are equipped for more than one type of modulation technology. Time-division technologies, which include global system for mobile communications (or GSM), time division multiple access (or TDMA) and iDEN, break up each transmission channel into time slots that increase effective capacity. Code division multiple access (or CDMA) technology is a spread-spectrum technology that transmits portions of many messages over a broad portion of the available spectrum rather than a single channel. Most iDEN handsets presently operate only in the iDEN mode within SMR frequencies and therefore cannot roam onto other digital or analog wireless networks.
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

NEXTEL PARTNERS FORM 10-K 2004

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
In the case of mobile telephone calls, the switching center controls the automatic transfer of calls from site to site as a customer travels, coordinates calls to and from a customer’s telephone and connects calls to the public switched telecommunications network. In the case of two-way dispatch calls, the switching center connects the customer initiating the call directly to the other customer in the case of a private call, and directly to a number of other customers in the case of a group call. Direct Connect dispatch capability allows any member of a mobile team to immediately communicate with the push of a button with another member on private one-to-one calls on an international and nationwide basis or on group calls with up to 100 other customers within a Direct Connect calling area. This “push-to-talk” feature works like a two-way radio, but in contrast to analog dispatch SMR radios, iDEN technology allows only the person or persons being called to hear the conversation.
Nationwide Direct Connect, together with other enhancements, including call alert, speakerphone capability and short messaging, differentiates our digital service from those of most cellular and PCS providers, and we believe it has been responsible for our strong appeal to business users in mobile occupations, including transportation, delivery, real property and facilities management, construction and building, landscaping, and other service sectors. In addition to its advantages to customers, Direct Connect uses only half the bandwidth that an interconnected call over an iDEN network would use, and this efficient use of spectrum gives us the opportunity to offer attractive pricing for Direct Connect.
Like Nextel, we have adapted the iDEN-based packet data network to enable wireless Internet connectivity and new digital two-way mobile data services, marketed as Nextel Online Services. We completed the rollout of these services in all of our operating markets by the end of 2001. Our customers may elect to access a broad array of content directly from their Internet-ready handsets, such as email, news, weather, travel, sports and leisure information and shopping. In 2003 we made available in our markets certain Nextel Industry Solutions that are currently available in Nextel’s markets and included industry-specific applications such as fleet management applications, timesheet programs and customer service assistance applications, all designed to keep customers’ businesses functioning smoothly through their mobile workforce.
Combined with Nextel, we have helped build the largest all-digital wireless network in the country covering thousands of communities across the United States. We, together with Nextel, currently serve 297 of the top 300 U.S. markets and the major transportation corridors between these markets. Through recent market launches, we and Nextel make service available today in areas of the United States where about 260 million people live or work.
Competition
In each of the markets where our portion of the Nextel Digital Wireless Network operates, we compete with at least two established cellular licensees and as many as five PCS licensees, including Sprint PCS, Verizon Wireless, T-Mobile and

NEXTEL PARTNERS FORM 10-K 2004

Cingular Wireless. Our ability to compete effectively with other wireless communications service providers depends on a number of factors, including:

•	the continued satisfactory performance of the iDEN technology especially in relation to emerging next generation wireless technologies;

•	the maintenance and competitive coverage of areas throughout our markets;

•	the establishment and maintenance of roaming service among our market areas and those of Nextel; and

•	the development of cost-effective direct and indirect channels of distribution for our products and services on our portion of the Nextel Digital Wireless Network.
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
Consolidation has and may continue to result in additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. For example, the acquisition of AT&T Wireless by Cingular Wireless, which closed in October 2004, created the largest wireless services provider in the United States, with significantly more resources and a larger customer base than us or any other competing company. In addition, Alltel Communications recently announced its intention to acquire regional wireless service provider Western Wireless. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that the venture participants will use to provide advanced services and are entering into roaming arrangements that provide similar benefits. By using joint ventures and roaming arrangements, these competitors may lower their cost of providing advanced services to their customers. In addition, we expect that in the future, providers of wireless communications services may compete more directly with providers of traditional wireline telephone services and, potentially, energy companies, utility companies and cable operators that expand their services to offer communications services. We also expect that we will face competition from other technologies and services developed and introduced in the future, including potentially those using unlicensed spectrum, including WiFi.
We believe that the mobile telephone service currently being provided on the Nextel Digital Wireless Network utilizing the iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in our market areas. There are, however, and will in certain cases continue to be, differences between the services provided by us and by cellular and/or PCS system operators and the performance of our respective systems. The all-digital networks that we and Nextel operate provide customers with digital quality and advanced features wherever they roam on the Nextel Digital Wireless Network, in contrast to hybrid analog/digital networks of cellular competitors, which do not support these features in the analog-only portion of their networks. Nevertheless, our ability to provide roaming services will be more limited than that of carriers whose subscribers use wireless handsets that can operate on both analog and digital cellular networks and who have roaming agreements covering larger parts of the country. As the Nextel Digital Wireless Network has continued to expand to cover a greater geographic area, this disadvantage has been reduced, but we anticipate that the Nextel Digital Wireless Network may never cover the same geographic areas as other mobile telephone services. In addition, other two-way radio dispatch services offered by personal communication services providers or cellular operators, including Verizon Wireless’ push to talk service, Sprint’s ReadyLink and Alltel’s Touch2Talk, could impair our competitive advantage of being uniquely able to

NEXTEL PARTNERS FORM 10-K 2004

combine that service with our mobile telephone service. However, Direct Connect has been available for over 10 years, is a proven technology and has an embedded customer base of almost 18 million.
Wireless handsets used on the Nextel Digital Wireless Network are not compatible with those employed on cellular or PCS systems, and vice-versa. This lack of interoperability may impede our ability to attract cellular or PCS customers or those new mobile telephone customers that desire the ability to access different service providers in the same market.
In addition, digital handsets are likely to remain significantly more expensive than analog handsets, and are likely to remain somewhat more expensive than digital cellular or PCS handsets that do not incorporate a comparable multi-function capability. We therefore expect to continue to charge higher prices for our handsets than the prices charged by operators for analog cellular handsets and possibly than the prices charged by operators for digital cellular handsets. However, we believe that our multi-function handsets currently are competitively priced compared to multi-function–mobile telephone service and short text messaging–digital, cellular and PCS handsets.
During the transition to digital technology, certain participants in the U.S. cellular industry offer handsets with dual mode–analog and digital–compatibility. Additionally, certain analog cellular system operators either that directly or through their affiliates also are constructing and operating digital PCS systems have made available to their customers dual mode/dual band–800 MHz cellular/1900 MHz PCS–handsets, to combine the enhanced feature set available on digital PCS systems within their digital service coverage areas with the broader wireless coverage area available on their analog cellular network. We do not have comparable hybrid handsets available to our customers. We can give no assurances that potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we plan to provide on our portion of the Nextel Digital Wireless Network.
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
Because many of the cellular operators and certain of the PCS operators in our markets have substantially greater financial resources than us, they may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by us and may be able to offer services to customers at prices that are below prices that we are able to offer for comparable services. Thus, our ability to compete based on the price of our digital handsets and service offerings will be limited. We cannot predict the competitive effect that any of these factors, or any combination thereof, will have on us.
The FCC mandated that wireless carriers provide for local number portability (“LNP”) by November 24, 2003 in the top 100 metropolitan statistical areas (“MSAs”) in the United States. In addition, wireless carriers in areas outside the top 100 MSAs must port a telephone number on request within six months, or by May 24, 2004, whichever is later. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets that are within the top 100 MSAs in the United States that were required to be completed by November 24, 2003 and implemented LNP in our remaining markets by the May 24, 2004 deadline. To date, we have not experienced an increase in churn, or the rate at which our customers leave our service and obtain service from a competitive carrier. However, number portability could increase churn. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability. Since the launch, the wireless industry has continued to work to improve its ability to support number portability.
Cellular operators and PCS operators and entities that have been awarded PCS licenses generally control more spectrum than is allocated for SMR service in each of the relevant market areas. Specifically, each cellular operator is licensed to

NEXTEL PARTNERS FORM 10-K 2004

operate 25 MHz of spectrum and certain PCS licensees have been licensed for between 10 MHz and 30 MHz of spectrum in the markets in which they are licensed, while only approximately 20 MHz is available to all competing SMR systems, including Nextel’s and our systems, in those markets. The control of more spectrum gives cellular operators and many PCS licensees the potential for more system capacity and, therefore, the ability to serve more subscribers than SMR operators, including Nextel and us. We believe that we generally have adequate spectrum to provide the capacity needed on our portion of the Nextel Digital Wireless Network currently and for the reasonably foreseeable future, although we may need to acquire additional spectrum in some markets to ensure that the quality of our network keeps pace with anticipated growth in our customer base and to enable the implementation of new and innovative service offerings, some of which may require additional bandwidth.
Since it received auction authority, the FCC has held more than 50 spectrum auctions. Generally, the auctions do not involve spectrum used to compete with our services. During 2004, the FCC held an auction of SMR spectrum in the 896-901 MHz and 935-940 MHz bands in various major trading areas (“MTAs”) throughout the United States. In addition, the FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services, which may compete with traditional mobile wireless services. Additionally, the FCC has reallocated frequencies in the 700 MHz band of the former analog television channels 52-69 to commercial services. The FCC auctioned some of this spectrum during 2002, and completed an additional auction of some of this spectrum during June 2003. Additional 700 MHz spectrum auctions are contemplated for the future. It is possible that this spectrum, once licensed, will be used to offer services that are competitive with our service. In addition, the FCC will continue to auction spectrum in the future, and we cannot predict how these frequencies will be used, the technologies that will develop or what impact, if any, they will have on our ability to compete for wireless communications services customers.
In January 2001, the FCC completed the re-auction of over 150 PCS licenses. The vast majority of these licenses were purchased by carriers who offer services in competition to us. A decision on January 27, 2003 by the United States Supreme Court involving the bankruptcy proceeding of NextWave Personal Communications, Inc. recently invalidated the FCC’s re-auction of these licenses, determining that in canceling NextWave’s licenses for failure to pay installment payments due, the FCC violated a provision of the bankruptcy code that prohibits governmental entities from revoking debtors’ licenses solely for failure to pay debts dischargeable in bankruptcy. The result of the Supreme Court’s decision is that the formerly canceled and re-auctioned PCS licenses purchased by NextWave at auction are to be returned to NextWave. NextWave may either pay the balance due on the license and construct its own system, surrender the licenses, or lease or sell them to other carriers. Recently, NextWave and Cingular Wireless applied to the FCC for consent to assignment of the NextWave licenses to Cingular, along with a waiver of certain of NextWave’s payment obligations to the FCC. Various parties, including Nextel, have opposed the NextWave/ Cingular application for consent. On February 12, 2004, the FCC released an order granting the NextWave/ Cingular application and authorizing limited waivers of certain payment obligations and timing requirements contained in the FCC’s rules to allow the applicants to consummate the transaction.
On November 22, 2002, the FCC released a Notice of Proposed Rulemaking regarding service rules for Advanced Wireless Services (“third-generation,” or “3G” services) to be offered in the near future by wireless carriers. This proposal seeks to foster flexibility in spectrum usage to promote efficiency in spectrum markets intended to bring about high value usage of limited spectrum resources. In addition, the FCC has initiated an inquiry into means for fostering the development and deployment of wireless systems in rural areas. It is impossible to predict the outcome or timeframe for FCC action on these matters. However, the outcome of these proceedings will likely affect the ability of all carriers, including us, to obtain additional spectrum to be used in offering both traditional and advanced wireless services.
Public Safety Spectrum Realignment. Our iDEN technology allows us to use scattered, non-contiguous spectrum frequencies in the 800 MHz band. Under the licensing scheme for SMR spectrum developed by the FCC during the 1970s, we occupy spectrum that is intermixed and adjacent to that used by other SMR licenses for commercial, business and industrial/land transportation, and for public safety users in the 800 MHz band. Different types of SMR licensees

NEXTEL PARTNERS FORM 10-K 2004

successfully coexisted for many years, but changes over the past few years to the network architecture necessary to support commercial digital technology have created isolated, intermittent situations where commercial and non-commercial licensees experience system interference. In particular, older analog networks used by public safety entities are experiencing system problems that have been traced to the digital operations of nearby commercial SMR and cellular licensees, even though all licensees are operating within the authorized parameters of their licenses and in compliance with FCC rules. Because the public safety interference issue is directly linked to the current SMR license allocations for public safety and commercial users, the FCC instituted a rulemaking proceeding, in response to a proposal filed by Nextel on November 21, 2001, that considered elimination of interference and more efficient use of spectrum by all parties through the realignment of spectrum licenses and spectrum allocations in the 800 MHz bands.
On August 6, 2004, the FCC released that certain “Report and Order, Fifth Report and Order, Fourth Memorandum Opinion and Order, and Order” in the 800 MHz Rebanding Proceeding. On December 22, 2004, the FCC released that certain Supplemental Order and Order on Reconsideration in the same proceeding. These two orders are referred to as the “800 MHz Order” and the “800 MHz Supplemental Order,” respectively, and the proceeding is referred to as the “800 MHz Rebanding Proceeding.” The 800 MHz Order and the 800 MHz Supplemental Order (collectively, the “Orders”) seek to reallocate spectrum in the 800 MHz band to provide public safety with a contiguous block of spectrum free from interference from other 800 MHz licensees. As part of the reallocation, the FCC has ordered Nextel to relinquish certain 700 MHz spectrum as well as all of its 800 MHz holdings below the 817/862 frequencies and to relocate certain of its systems to the portion of the 800 MHz band in the range of 817/862 to 824/869 (the “ESMR Band”). As part of the relocation, all other 800 MHz licensees will be required to relinquish certain 800 MHz holdings and to relocate their operations to new spectrum assignments. The Orders require Nextel to pay the full cost of relocation of all 800 MHz band public safety systems and other 800 MHz band incumbents to their new spectrum assignments with comparable frequencies.
In exchange for Nextel’s surrendered spectrum rights and its financial responsibilities for 800 MHz relocation, the Orders assign Nextel nationwide authority to operate in the 1910/1915 MHz and 1990/1995 MHz bands (the “1.9 GHz Spectrum”). Nextel must reimburse certain incumbent entities using the 1.9 GHz Spectrum for costs of clearing spectrum in and around those bands. In addition, in the event that the value of the 1.9 GHz Spectrum exceeds the value of the spectrum rights relinquished by Nextel plus the 800 MHz relocation and 1.9 GHz Spectrum clearing costs Nextel is obligated to pay, Nextel may be required to make an additional “windfall avoidance payment” to the U.S. Treasury.
The Orders require Nextel to obtain from Nextel Partners and submit to the FCC a “Letter of Cooperation” binding Nextel Partners to the obligations imposed on Nextel to the extent such obligations are necessary or desirable in the completion of reconfiguration of the 800 MHz band. Nextel Partners has supported Nextel’s efforts with respect to the 800 MHz Rebanding Proceeding based on the understanding that Nextel would bear the costs associated with any spectrum relinquishment and relocation requirements ultimately placed on Nextel Partners, that Nextel would ensure that Nextel Partners is made whole with respect to any spectrum contributions made by Nextel Partners as part of the rebanding effort, and that the parties would otherwise cooperate in good faith to accomplish the requirements of the Orders in a manner that is mutually beneficial to both parties and without material disruption to either party’s operations, rights or responsibilities under their respective operating agreements. We signed an agreement with Nextel dated March 7, 2005 that sets forth our respective rights and obligations with respect to the efforts needed to accomplish the requirements of the 800 MHz Rebanding Proceeding and we filed with the FCC the required Letter of Cooperation on March 7, 2005. We do not expect our cooperation with Nextel as part of the 800 MHz Rebanding Proceeding to materially disrupt our operations and we anticipate that upon completion of the rebanding efforts we will have essentially the same amount of spectrum as we hold currently and most of that spectrum will be in a contiguous block in the ESMR Band. We anticipate that the rebanding effort will take up to three years and potentially longer to be completed.

NEXTEL PARTNERS FORM 10-K 2004

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
SMR licenses granted in 1997 and later were granted to cover a large area (known as an economic area, or EA) rather than a specified contour around a particular antenna site. EA licenses therefore are more like cellular or PCS licenses in this regard, and eliminate one of the former regulatory disadvantages of SMR licenses. The FCC has held 800 SMR auctions for EA licenses, which include the frequencies on which we and Nextel operate in the 800 MHz band. In these auctions, Nextel, or a bidding consortium made up of Nextel and us, was the largest successful bidder, and as a result, we or a Nextel subsidiary hold most but not all of the EA licenses for the territories that we intend to serve.
The first EA licenses granted the licensee exclusive use of the frequencies in the EA territory. Three such licenses were issued in each EA, one for 20 channels, one for 60 channels, and one for 120 channels. To the extent that another SMR site-by-site licensee was operating in the same frequencies in the EA pursuant to another license, the EA licensee was given priority, but was also required to provide the incumbent site-by-site licensee with alternative spectrum and to compensate the incumbent for the cost of changing to the other frequency. To date, nearly all of the existing incumbents in 800 MHz spectrum have been moved through voluntary agreements. We, or a Nextel subsidiary, hold all of the EA licenses from the first auction that include our frequencies, except for a small number of the 20-channel licenses in various locations where we, or a Nextel subsidiary, hold much of the same spectrum through site-by-site licenses. Most of our EA

NEXTEL PARTNERS FORM 10-K 2004

licenses are free of incumbent carriers other than Nextel. Nextel WIP has transferred to us those site-by-site licenses located in our EA territories operating at the same frequencies.
In the second and third EA auctions, Nextel acquired almost all of the EA licenses that include frequencies that we operate on a site-by-site basis. As part of our relationship with Nextel, we have entered into long-term lease agreements with Nextel covering these EA licenses and the FCC has issued authorizations to us for operations under these EA licenses. As a result, we are able to provide service throughout the EA territory on those frequencies. Unlike the previous EA auction, however, the EA licensee does not have exclusive use of the frequencies in the EA territory. Therefore, in those limited areas where another entity may have acquired the EA license at auction but where we are an incumbent licensee operating on a site-by-site basis on the same frequency, we have the right to continue to operate under the existing site-by-site authorization.
EA licenses to operate on these frequencies are issued for ten years, after which we need to apply for renewal from the FCC. Under current rules, we expect to obtain renewal of our EA licenses if we are otherwise in good standing before the FCC. In addition, all of our SMR licenses are subject to FCC build-out requirements. The FCC has modified the build-out deadlines for our pre-1997 site-by-site SMR licenses permitting us to utilize the same build-out schedules as our EA licenses. Our EA licenses must provide coverage to at least one-third of the population of the license area within three years of the initial grant and two-thirds of the population within five years. Alternatively, the build-out requirement can be met by providing “substantial service” to the respective market within five years of the license grant. Failure to comply with the build-out requirements for both site-by-site licenses and EA licenses may result in a cancellation of these licenses by the FCC. We hold and utilize both site-by-site licenses and EA licenses. We have met all of the applicable time and population based build-out requirements and associated filings of licenses to date or have otherwise elected to meet the requirement by satisfying the five-year substantial service option.
In 2003, the FCC, as part of its efforts to establish secondary markets in spectrum, adopted rules that allow the leasing of spectrum that is authorized for exclusive commercial operations and that otherwise facilitates spectrum transfers among licensees. Previously, the FCC did not allow spectrum leasing, although the FCC did allow licensees to enter into management agreements providing for third parties to operate spectrum under certain circumstances as long as the licensee retained control over the operations. These new spectrum leasing rules became effective on January 26, 2004. These new rules facilitate agreements whereby system operators needing additional spectrum are able to lease or otherwise gain access to that spectrum from parties holding exclusive FCC licenses for that spectrum. Pursuant to these leasing rules, we have entered into FCC-approved leasing agreements with Nextel under which we have been able to gain access to additional spectrum throughout our service territory.
Federal Regulation of Wireless Operators. SMR regulations have undergone significant changes during the last eight years and continue to evolve as new FCC rules and regulations are adopted. Since 1996, SMR operators like us and Nextel have been subject to common carrier obligations similar to those of cellular and PCS operators. This regulatory change recognized the emergence of SMR service as competitive with the wireless service provided by cellular and PCS providers. As a result, SMR providers like us now have many of the same rights (such as the right to interconnect with other carriers) and are subject to many of the same obligations applicable to cellular and PCS operators.
The FCC and the Communications Act impose a number of mandates with which we must comply, and that may impose certain costs and technical challenges on our operations. For example, we must provide consumers the ability to “manually” roam on our network. The FCC also has adopted requirements for commercial mobile radio service (or CMRS) providers, including covered SMR providers, to implement various enhanced 911 capabilities, including the ability to locate emergency callers and deliver that information to emergency responders. We, along with Nextel, are in the process of implementing such capabilities pursuant to a waiver order adopted by the FCC in October 2001. We are obligated to meet benchmark dates for deployment of handsets capable of providing such location information. To date, we have met all of the periodic benchmark dates established by the FCC, including the most recent benchmark date of December 2004, at which time we were required to ensure that all new handsets that we deploy on our system include location capability. The

NEXTEL PARTNERS FORM 10-K 2004

final benchmark date is December 2005, when we are required to ensure that 95% of all subscriber handsets in service nationwide on our system can deliver location information. Meeting these requirements has imposed certain costs on us and will continue to impose such costs, and is partially dependent on the progress of our equipment vendor in making such handsets available. In some states, we may not be able to recover our costs of implementing such enhanced 911 capabilities. If we are unable to meet the final deadline, we will be required to seek a waiver from the FCC, which may or may not be granted at the discretion of the FCC.
The FCC also requires CMRS providers to deploy LNP technology to allow customers to keep their telephone numbers when switching to another carrier. Covered SMR providers, including us, along with all other CMRS services providers, are required to offer this number portability service in all service territories. The LNP implementation requirement also includes enabling calls from our network to be delivered to telephone numbers that have been switched from one wireline carrier to another. In November 2003, the FCC issued clarification that wireline carriers must meet customer requests to port numbers to wireless carriers where the wireless carrier’s geographic coverage area includes the rate center in which the wireline phone number is assigned. In order to recover our costs for implementing number portability, we have instituted a one-time charge applicable to all customers that port numbers off our system, which we believe to be in compliance with applicable FCC rules and policies. Number portability may make it easier for customers to switch among carriers.
In 2003, the FCC completely eliminated its wireless spectrum cap regulations which previously limited any entity from holding attributable interests in more than 55 MHz of licensed broadband PCS, cellular or covered SMR spectrum with significant overlap in any geographic area. The FCC has stated that rather than having a set spectrum cap, spectrum aggregation affecting competition will be handled on a case-by-case basis and through auction rules. These rules may affect our ability, as well as our competitors’ ability, to obtain additional spectrum.
The FCC has an ongoing proceeding examining methods to facilitate the development and deployment of spectrum-based services in rural areas. During 2004, as part of this effort, the FCC promulgated rule changes intended to increase the flexibility of wireless service providers to use spectrum in rural areas, and to increase access to capital for rural buildout. The FCC also instituted a further inquiry examining methods for fostering the availability of spectrum in rural areas. As part of this inquiry, the FCC is considering whether to promulgate new “keep-what-you-use” re-licensing measures under which unused spectrum would revert to the FCC at the end of a license term without regard to whether applicable construction requirements have been timely satisfied. We and other wireless providers have filed comments in this proceeding opposing on both legal and policy grounds such a regulatory change. The outcome of this proceeding cannot be predicted, and if the FCC adopts such a change applicable to our existing spectrum licenses, we could be subject to increased costs or potential loss of a portion of our existing spectrum rights.
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
The FCC imposes a number of obligations for local exchange carriers to interconnect their network to other carriers’ networks that affect wireless service providers. Established local exchange carriers must provide for co-location of

NEXTEL PARTNERS FORM 10-K 2004

equipment necessary for interconnection, as well as any technically feasible method of interconnection requested by a CMRS provider. In addition, local exchange carriers and CMRS providers such as us are obligated to enter into reciprocal, cost-based compensation arrangements with each other upon request from the other party for the transmission of local calls. If we cannot successfully negotiate an interconnection agreement with an established local exchange carrier upon request, the relevant state public utilities commission may serve as arbitrators. For several years, the FCC has been undertaking an inquiry into the compensation rates that carriers must pay each other for both the transmission of local and long distance calls. In February 2005, the FCC adopted a Further Notice of Proposed Rulemaking that seeks comment on seven comprehensive proposals for reforming the intercarrier compensation system. The outcome of this proceeding may significantly affect the charges we pay to other carriers and the compensation we receive for these services.
Certain incumbent local exchange carriers, or ILECs, in rural areas have attempted to impose on wireless carriers, including us, charges to terminate traffic that we send to them by filing wireless termination tariffs with state public utility commissions. These rural ILEC tariffs feature high termination rates that are not based on the rural ILECs’ cost of terminating the traffic we send. The rural ILECs justify termination tariffs as a legitimate means of recovering their costs for transport and termination of wireless traffic. On September 6, 2002 we, Nextel and other wireless carriers filed a petition for declaratory ruling with the FCC to have these tariffs declared unlawful. On February 24, 2005, the FCC denied this petition for declaratory ruling, finding that the filing of such tariffs was not prohibited by existing law; concurrently, the FCC adopted new rules prohibiting ILECs from filing such tariffs. Unless the FCC’s decision is reversed upon reconsideration by the FCC or upon appeal to a federal court, we may have liability for payment of previously filed tariffs that we refrained from paying during the pendency of the petition for declaratory ruling.
In addition, the Communications Assistance for Law Enforcement Act of 1994 (or CALEA) requires all telecommunications carriers, including wireless carriers, to ensure that their equipment is capable of permitting the government, pursuant to a court order or other lawful authorization, to intercept any wire and electronic communications carried by the carrier to or from its subscribers. We have timely complied with implementation deadlines for our interconnected voice network and our digital dispatch network. In addition, the FCC has recently clarified that our packet data network is subject to CALEA requirements. The FCC also tentatively concluded that carriers would have 90 days to come into compliance with any packet mode data rule once adopted. We already had been cooperating with law enforcement on a voluntary basis to provide the FCC and the Federal Bureau of Investigation (“FBI”) with a packet mode surveillance solution, and believe that we will be compliant with the final standard that the FCC may adopt, although we cannot be certain until the standard is adopted. Compliance with the requirements of CALEA, further FBI requests, and the FCC’s rules could impose significant additional direct and/or indirect costs on us and other wireless carriers.
Wireless networks are also subject to certain FCC and Federal Aviation Administration (“FAA”) regulations regarding the relocation, lighting and construction of transmitter towers and antennas and are subject to regulation under the National Environmental Policy Act, the National Historic Preservation Act, and various environmental regulations. Compliance with these provisions could impose additional direct and/or indirect costs on us and other licensees. The FCC’s rules require antenna structure owners to notify the FAA of structures that may require marking or lighting, and there are specific restrictions applicable to antennas placed near airports. In addition to our SMR licenses, we may also utilize other carriers’ facilities to connect base radio sites and to link them to their respective main switching offices. These facilities may be separately licensed by the FCC and may be subject to regulation as to technical parameters, service, and transfer or assignment.
Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including SMR providers such as ourselves, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate end-user telecommunications revenue. The Communications Act also permits states to adopt universal service regulations not

NEXTEL PARTNERS FORM 10-K 2004

inconsistent with the Communications Act or the FCC’s regulations, including requiring CMRS providers to contribute to their universal service funds. Additional costs may be incurred by us and ultimately by our subscribers as a result of our compliance with these required contributions.
Monies from the federal Universal Service Fund are used in part to provide several types of cost support to common carriers providing qualified services in high cost, rural and insular areas. Carriers entitled to receive support payments are termed Eligible Telecommunications Carriers or “ETCs.” In addition to the incumbent local exchange wireline carriers operating in high cost, rural and insular areas, the Communications Act and the FCC’s implementing regulations allow in certain circumstances the designation of other competitive carriers, including wireless carriers like us, as ETCs for our qualified coverage areas in a given state jurisdiction. Determinations as to whether to grant ETC status are made in response to detailed petitions and showings on a state-by-state basis, either by a state regulatory commission, or, if the state declines jurisdiction, by the FCC. Pursuant to petitions filed by us during the past two years, we have been granted ETC designation in 15 of the states in which we operate. Several rural incumbent local exchange carriers are currently seeking FCC review of our ETC designations in seven of these states, and we cannot predict the outcome of that proceeding. We may file additional petitions in the future seeking new designations or to expand existing designations to cover additional service territory. Under current rules, we are entitled to receive the same universal service support payments (on a per-line basis) received by the incumbent wireline carrier in a given study area or wire center covered by our service. We are required by law to use the universal service support funds we receive within a given state for the provision, maintenance and upgrading of facilities and services for which the funds are earmarked under law. The precise terms and conditions applicable to universal service support payments to incumbent and competitive carriers are subject to change, and are being considered in an ongoing proceeding before the Joint Board on Universal Service. In February 2005, the FCC adopted a decision that changes the standards for designation of ETCs by the FCC and the states. The FCC’s decision adopts new certification and reporting requirements applicable to all ETC’s designated by the FCC, including us. Under these reporting requirements, we are required to provide a five-year service quality improvement plan as well as progress updates within the territories for which we are designated as an ETC. In addition, the FCC has indicated it may require us to provide our customers within our ETC designated areas equal access to long distance carriers in the event all other ETCs within the same designated area cease operations. These changes may impose some additional costs on us.
The Communications Act also requires all telecommunications carriers, including SMR licensees, to ensure that their services are accessible to and useable by persons with disabilities, if readily achievable. Compliance with these provisions, and the regulations promulgated thereunder, could impose additional direct and/or indirect costs on us and other licensees. In August 2003, the FCC modified the statutory exemption of mobile telephones from hearing aid compatibility in its rules promulgated under the Hearing Aid Compatibility Act, and the FCC’s rules now require that by September 2005 each digital wireless provider must offer at least two phones that are capable of being effectively used with hearing aids. In addition, there is a 2008 deadline requiring that half of all handsets offered to customers are hearing aid compliant. We are required to make periodic progress reports to the FCC and currently expect to meet applicable deadlines for hearing aid compatible handset deployment. These requirements may result in additional costs to us and other licensed mobile phone service providers.
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
State Regulation and Local Approvals. The states in which we operate generally have agencies or commissions charged under state law with regulating telecommunications companies, and local governments generally seek to regulate placement of transmitters and rights of way. While the powers of state and local governments to regulate wireless carriers

NEXTEL PARTNERS FORM 10-K 2004

are limited to some extent by federal law, we will have to devote resources to comply with state and local requirements. For example, state and local governments generally may not regulate our rates or our entry into a market, but are permitted to manage public rights of way, for which they can require fair and reasonable compensation. Nevertheless, some states, for example, Illinois, have attempted to assert certification requirements that we believe are in conflict with provisions of the Communications Act that prohibit states from regulating entry of wireless carriers. States may also impose certain surcharges on our customers that could make our service, and the service of other wireless carriers, more expensive.
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
In addition, a number of states and localities are considering banning or restricting the use of wireless phones while driving a motor vehicle. In 2001, New York enacted a statewide ban on driving while holding a wireless phone. New Jersey and the District of Columbia enacted similar measures in 2004 and comparable legislation is pending in other states. A handful of localities also have enacted ordinances banning or restricting the use of handheld wireless phones by drivers. Should this become a nationwide initiative, all wireless carriers could experience a decline in the number of minutes of use by subscribers.
Available Information
Our Internet address can be found at www.NextelPartners.com. We make available free of charge, on or through our Internet website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information found on or through our website is not part of this or any other report we file with or furnish to the SEC.
Employees
As of December 31, 2004, we had over 2,900 employees. None of our employees are represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.
Executive Officers of the Registrant
The following table sets forth certain information with respect to our executive officers:

Name	Age	Position

John Chapple	51	President, Chief Executive Officer and Chairman of the Board

Barry Rowan	48	Vice President, Chief Financial Officer
David Aas	51	Vice President, Chief Technology Officer
Mark Fanning	45	Vice President, Partner Development
Donald Manning	44	Vice President, General Counsel and Secretary
James Ryder	35	Vice President, Sales and Marketing
Philip Gaske	46	Vice President, Customer Care

NEXTEL PARTNERS FORM 10-K 2004

John Chapple worked to organize Nextel Partners throughout 1998 and has been the president, chief executive officer and chairman of the board of directors of Nextel Partners and our subsidiaries since August 1998. Mr. Chapple was elected to the board of directors pursuant to the terms of the amended and restated shareholders’ agreement. Mr. Chapple, a graduate of Syracuse University and Harvard University’s Advanced Management Program, has over 25 years of experience in the wireless communications and cable television industries. From 1978 to 1983, he served on the senior management team of Rogers Cablesystems before moving to American Cablesystems as senior vice president of operations from 1983 to 1988. From 1988 to 1995, he served as executive vice president of operations for McCaw Cellular Communications and subsequently AT&T Wireless Services following the merger of those companies. From 1995 to 1997, Mr. Chapple was the president and chief operating officer for Orca Bay Sports and Entertainment in Vancouver, B.C. Orca Bay owned and operated Vancouver’s National Basketball Association and National Hockey League sports franchises in addition to the General Motors Place sports arena and retail interests. Mr. Chapple is the past chairman of Cellular One Group and the Personal Communications Industry Association, past vice-chairman of the Cellular Telecommunications & Internet Association and has been on the Board of Governors of the NHL and NBA. Mr. Chapple is currently on the Advisory Board for the Maxwell School of Syracuse University, the Fred Hutchinson Cancer Research Business Alliance board of governors and on the board of directors of Cbeyond Communications, Inc., a private VOIP (voice over internet protocol) company.
Barry Rowan has been the chief financial officer of Nextel Partners and our subsidiaries since August 2003. Prior to that, Mr. Rowan provided consulting services to Nextel Partners since July 2003. Mr. Rowan has approximately 24 years of financial and operational experience in building technology and communications companies. Mr. Rowan earned his M.B.A. from Harvard Business School and his B.S., summa cum laude, in business administration and chemical biology from The College of Idaho. From January 2001 to July 2003, he was a principal at Rowan & Company, LLC. From July 1999 to December 2001, Mr. Rowan was the chief financial officer at Velocom, Inc., an international communications company, during which time he served as chief executive officer of Vesper, the company’s Brazilian subsidiary, for a period of six months. In 1992 he joined Fluke Corporation, an electronic test tools and software manufacturing and services company, as vice president and chief financial officer. In 1995, he became vice president and general manager of the verification tools division of Fluke Corporation, and in 1996, he became senior vice president and general manager of that company’s networks division, a position he held until January 1999. Mr. Rowan serves on the board of trustees of Seattle Pacific University.
David Aas has been the chief technology officer of Nextel Partners and our subsidiaries since August 1998. Prior to joining Nextel Partners, Mr. Aas served as vice president of engineering and operations of AT&T Wireless’ Messaging Division. Mr. Aas has over 26 years of experience in the wireless industry and has held a number of senior technical management positions, including positions with Airsignal from 1977 to 1981, MCI from 1981 to 1986, and MobileComm from 1986 to 1989. From 1989 to August 1998, he was with AT&T Wireless, where he led the design, development, construction and operation of AT&T Wireless’ national messaging network. Mr. Aas served on the Technical Development Committee of the Personal Communications Industry Association and led the development and deployment of the PACT two-way messaging system.
Mark Fanning has been the vice president–partner development of Nextel Partners and our subsidiaries since August 1998 and has over 22 years of human resources experience, including 10 years in the wireless industry with McCaw Cellular Communications and AT&T Wireless Services. From 1995 to 1998, Mr. Fanning served as vice president for people development operations for AT&T Wireless Services. From 1991 to 1995, he served as director and later as vice president of compensation & benefits for AT&T Wireless Services. From 1989 to 1991, he was the director of people development for McCaw Cellular’s California/ Nevada region.
Donald Manning has been the vice president, general counsel and secretary of Nextel Partners and our subsidiaries since August 1998 and has over 19 years of legal experience. From July 1996 to July 1998, he served as regional attorney for the Western Region of AT&T Wireless Services, an 11-state business unit. Prior to joining AT&T Wireless Services, from September 1989 to July 1996, Mr. Manning was an attorney with Heller Ehrman White & McAuliffe specializing in corporate

NEXTEL PARTNERS FORM 10-K 2004

and commercial litigation. From September 1985 to September 1989, he was an attorney with the Atlanta-based firm of Long, Aldridge & Norman.
James Ryder has been the vice president– sales and marketing of Nextel Partners and our subsidiaries since July 2004. Prior to that he served as director of sales since October 2001. He has approximately 10 years of wireless industry experience. Prior to joining Nextel Partners in 2000, he spent six years with Metrocall Paging, Inc., where he was most recently director of sales.
Philip Gaske was named vice president– customer care for Nextel Partners and our subsidiaries in July 2004. Previously he served as director of customer care since August 1998, leading our customer service team and strengthening our focus on striving for 100 percent customer satisfaction. He has more than 22 years of management and operations experience. Prior to joining Nextel Partners, he served as vice president of customer operations for the California/ Nevada Region for McCaw Communications and director of business operations integration for AT&T Wireless. Gaske has a bachelor’s degree in marketing from the University of Maryland and an MBA in Finance from George Washington University.
Our executive officers do not serve for any specified terms and, instead, are appointed by, and serve at the discretion of, our Board of Directors. However, the executive officers may from time to time be subject to employment agreements that provide such officers with severance payments in the event that they are terminated without cause, or in the event of a change in control of us, as defined in those agreements. There are no family relationships among our directors and officers.
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
The total non-current portion of our outstanding debt, including capital lease obligations, was approximately $1.6 billion as of December 31, 2004 and greatly exceeds the level of our revenues and stockholders’ equity. As of December 31, 2004, the non-current portion of total long-term debt outstanding included $700.0 million outstanding under our credit facility, $1.2 million of outstanding 11% senior notes due 2010, $139.3 million at their accreted value of outstanding 12 1/2% senior discount notes due 2009, $300.0 million of outstanding 1 1/2% convertible senior notes due 2008, $474.6 million of outstanding 8 1/8% senior notes due 2011, and $17.5 million of capital lease obligations. In aggregate, this indebtedness represented approximately 97% of our total book capitalization at that date.
Our large amount of outstanding indebtedness, and the fact that we may need to incur additional debt in the future, could significantly impact our business for the following reasons:

•	it limits our ability to obtain additional financing, if needed, to implement any enhancement of our portion of the Nextel Digital Wireless Network, including any enhanced iDEN services, to expand wireless voice capacity, enhanced data services or potential “next-generation” mobile wireless services, to cover our cash flow deficit or for working capital, other capital expenditures, debt service requirements or other purposes;

•	it will require us to dedicate a substantial portion of our operating cash flow to fund interest expense on our credit facility and other indebtedness, reducing funds available for our operations or other purposes;

•	it makes us vulnerable to interest rate fluctuations because our credit facility term loan bears interest at variable rates; and

NEXTEL PARTNERS FORM 10-K 2004

•	it limits our ability to compete with competitors who are not as highly leveraged, especially those who may be able to price their service packages at levels below those which we can or are willing to match.
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
If we default on our debt or if we are liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our business and the growth of the SMR and wireless communications industries in general.
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
We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Wireless Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of December 31, 2004, we had an accumulated deficit of approximately $1.2 billion. Fiscal year 2004 was the first year that we achieved positive net income for the full year. We may incur operating losses in the future. We cannot assure you that we will sustain profitability in the future. If we fail to achieve significant and sustained growth in continued growth of our business or repay our debt obligations. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.
If Nextel experiences financial or operational difficulties, our business may be adversely affected.
Our business plan depends, in part, on Nextel continuing to build and sustain customer support of its brand and the Motorola iDEN technology. If Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel Digital Wireless Network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology or otherwise ceases to support the Motorola iDEN technology, our affiliation with and dependence on Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Nextel, its domestic digital mobile network business and the risks associated with that business can be found in Nextel’s Annual Report on Form  10-K for the year ended December 31, 2004, as well as Nextel’s other filings made under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act (SEC file number 0-19656).

NEXTEL PARTNERS FORM 10-K 2004

Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding Class A common stock and the recently announced Sprint-Nextel transaction may trigger these rights.
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
On December 15, 2004, Sprint Corporation and Nextel announced that their boards of directors had unanimously approved a definitive agreement for a merger between the two companies. We believe that the successful consummation of the Sprint-Nextel transaction as currently structured will trigger our stockholders’ put right under our restated certificate of incorporation. If the Sprint-Nextel transaction closes as currently structured and the holders of our Class A common stock determine to require Nextel WIP to purchase all of our outstanding Class A common stock, all stockholders will be required to sell their shares to Nextel WIP at the “fair market value” as defined in our restated certificate of incorporation. The specific procedures regarding this put right and the definition of fair market value are set forth in our restated certificate of incorporation which is available on our website at www.nextelpartners.com under the investor relations and select corporate documents link.
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

NEXTEL PARTNERS FORM 10-K 2004

Our future performance will depend on our and Nextel’s ability to succeed in the highly competitive wireless communications industry.
Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

•	If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel Digital Wireless Network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Nextel’s portion of the Nextel Digital Wireless Network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

•	As personal communication services and cellular operators, such as Verizon Wireless, Sprint PCS and Alltel, begin to offer two-way radio dispatch services, our historical competitive advantage of being uniquely able to combine that service with our mobile telephone service may be impaired. Further, some of our competitors have attempted to compete with Direct Connect by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

•	Because the Nextel Digital Wireless Network does not currently provide roaming or similar coverage on a nationwide basis that is as extensive as is available through most cellular and personal communication services providers, we may not be able to compete effectively against those providers.

•	In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

•	Neither we nor Nextel has the extensive direct and indirect channels of products and services distribution that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Although we have expanded our distribution channels to include retail locations, we cannot assure you that these distribution channels will be successful. Moreover, many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and, therefore, have access to more potential customers than we do.

•	Because of their greater resources and potentially greater leverage with multiple suppliers, some of our competitors may be able to offer handsets and services to customers at prices that are below the prices that we can offer for comparable handsets and services. If we cannot, as a result, compete effectively based on the price of our product and service offerings, our revenues and growth may be adversely affected.

•	The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete or it may not be a suitable platform for the implementation of new and emerging technologies and service offerings. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology.

•	Competition among these differing technologies could result in the following: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and otherwise adversely affect market acceptance of our services.

NEXTEL PARTNERS FORM 10-K 2004

•	We offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Online. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenues. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of next-generation services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel Digital Wireless Network; we, Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

•	We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors’ prices in these markets will decrease. We may encounter further market pressures to reduce our digital wireless network service offering prices; restructure our digital wireless network service offering packages to offer more value; or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their services in a particular market. A reduction in our pricing would likely have an adverse effect on our revenues and operating results.

•	Because of the numerous features we offer and the fact that Motorola is our sole source of handsets (with the exception of our Blackberry 7510 and 7520, which are available only from RIM), our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our multi-service offering. This may reduce our growth opportunities or profitability.

•	Consolidation has and may continue to result in additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. For example, the acquisition of AT&T Wireless by Cingular Wireless, which closed in October 2004, created the largest wireless phone provider in the United States, with significantly more resources and a larger customer base than us or any other competing company. In addition, Alltel Communications recently announced its intention to acquire regional wireless service provider Western Wireless. This concentration of resources in the marketplace could result in increased cost efficiency for the acquiring companies, allowing them to obtain more favorable terms from their suppliers, which could enable them to discount their handsets or services to customers.
Any failure to effectively integrate our portion of the Nextel Digital Wireless Network with Nextel’s portion would have an adverse effect on our results of operations.
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

NEXTEL PARTNERS FORM 10-K 2004

Difficulties in operating our portion of the Nextel Digital Wireless Network could increase the costs of operating the network, which would adversely affect our ability to generate revenues.
The continued operation of our portion of the Nextel Digital Wireless Network involves certain risks. Before we are able to build additional cell sites in our markets to expand coverage, fill in gaps in coverage or increase capacity, we will need to:

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

NEXTEL PARTNERS FORM 10-K 2004

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
The Nextel Digital Wireless Network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls “iDEN.” We, Nextel and Southern LINC are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN handsets are not currently designed to roam onto other domestic wireless networks.
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
Motorola is currently our sole-source supplier of transmitters used in our network and wireless handset equipment used by our customers (with the exception of our Blackberry 7510 and 7520, which are available only from RIM), and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our share of the Nextel Digital Wireless Network. We expect that for the next few years, Motorola will be the only manufacturer of wireless handsets that are compatible with the Nextel Digital Wireless Network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. If these or other factors affecting our relationship with Motorola were to result in a significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for us, or in Motorola’s ability or willingness to do so on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future.
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

NEXTEL PARTNERS FORM 10-K 2004

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
Based on our current outlook we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as “next-generation technologies.” We are focusing activities on maximizing our ability to offer next-generation capabilities while continuing to fully utilize our iDEN digital wireless network. Significant capital expenditures may be required in implementing this next-generation technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement next-generation technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of next-generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop next-generation technology that is more effective or economical than ours, our business would be adversely affected.
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

NEXTEL PARTNERS FORM 10-K 2004

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
Studies and reports have suggested that, and additional studies are currently being undertaken to determine whether, radio frequency emissions from ESMR, cellular and PCS wireless telephones may be linked with health risks, including

NEXTEL PARTNERS FORM 10-K 2004

cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. The actual or perceived risk of wireless telephones could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry generally.
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
The FCC mandated that wireless carriers provide for local number portability (“LNP”) by certain deadlines in 2003 and 2004. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets by the applicable deadlines. We anticipate number portability could increase churn, which is likely to increase our costs. A high rate of churn would adversely affect our results of operations because of loss of revenue and the cost of adding new subscribers, which generally includes a commission expense and/or significant handset discounts. A high rate of churn is a significant factor in income and profitability for participants in the wireless industry. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenues and profitability. Since the launch, the wireless industry has continued to work to improve its ability to support number portability. If consumer dissatisfaction results, it could adversely impact industry growth.
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

NEXTEL PARTNERS FORM 10-K 2004

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
Pursuant to our amended and restated shareholders’ agreement and Nextel operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

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
In addition, the amended and restated shareholders’ agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market or in private transactions. In September 2004, Nextel purchased approximately 5.6 million shares of our Class A common stock from another stockholder. Such purchases increase the voting power and influence of the purchasing stockholder and could ultimately result in a change of control of us. Shares of Class A common stock are immediately and automatically convertible into an equal number of shares of Class B common stock upon the acquisition of such shares of Class A common stock by Nextel, by any of its majority-owned subsidiaries, or by any person or group that controls Nextel. We recently amended our restated certificate of incorporation in response to a request from Nextel WIP to increase the number of shares of Class B common stock that is authorized for issuance thereunder. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.
Significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our other stockholders.
As of December 31, 2004, our officers, directors and greater than 5% stockholders together controlled approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to greatly affect the management and affairs of our company and matters requiring stockholder approval, including the election of directors

NEXTEL PARTNERS FORM 10-K 2004

and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.
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
This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of

NEXTEL PARTNERS FORM 10-K 2004

future performance and involve risks and uncertainties, including those set forth above under “–Risk Factors.” Forward-looking statements include, but are not limited to, statements with respect to the following:

•	our business plan, its advantages and our strategy for implementing our plan;

•	the success of efforts to improve and enhance, and satisfactorily address any issues relating to, our network performance;

•	the characteristics of the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

•	the implementation and performance of the technology, including higher speed data infrastructure and software designed to significantly increase the speed of our network, being deployed or to be deployed in our various markets, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with the completed launch of Nationwide Direct Connect capability;

•	the potential impact on us if the Nextel-Sprint merger is completed and the uncertainties related to such proposed merger;

•	our ability to attract and retain customers;

•	our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it;

•	our ability to achieve and maintain market penetration and average subscriber revenue levels;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder, and market acceptance of such handsets and service offerings;

•	the availability and cost of acquiring additional spectrum;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services including, for example, two-way walkie-talkie services that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to SMR services, other wireless communications services or telecommunications services generally;

•	the potential impact on us of the reconfiguration of the 800 MHz band required by the Orders;

•	delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer; and

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities and wireless number portability.

NEXTEL PARTNERS FORM 10-K 2004

ITEM 2. PROPERTIES
We own no material real property. We lease our headquarters located in Kirkland, Washington. This facility is approximately 22,600 square feet, and we have a lease commitment on the facility through July 2006. We lease additional administrative office space of approximately 59,000 square feet in Eden Prairie, Minnesota under a lease expiring November 2007. In December 2004 we terminated a lease on administrative offices of approximately 22,800 square feet in Minnetonka, Minnesota that was due to expire in March 2005. To operate our customer service call centers, we lease approximately 67,000 square feet of office space in Las Vegas, Nevada under a lease expiring October 2007. In addition, we leased an additional 15,000 square feet in Las Vegas under an agreement that expired in December 2004. We extended the lease of approximately 3,500 square feet of that building until March 2005. In March 2005 we began leasing warehouse space in Las Vegas of approximately 16,000 square feet under a lease expiring February 2007. We operate another customer service call center in Panama City Beach, Florida where we lease approximately 67,000 square feet of office space under a lease expiring July 2013 and we lease additional space in Panama City Beach, Florida of approximately 45,000 square feet under a lease expiring July 2010.
We lease cell sites for the transmission of radio service under various master site lease agreements as well as individual site leases. The terms of these leases generally range from five to 25 years at monthly rents ranging from $300 to $3,200. As of December 31, 2004, we had 4,084 operational cell sites.
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

NEXTEL PARTNERS FORM 10-K 2004

defend against the action, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.
On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. On April 20, 2004, the court approved the settlement. On May 27, 2004, various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit. On February 1, 2005, the appellate court affirmed the settlement. On February 15, 2005, one of the objectors petitioned for a rehearing. Distribution of settlement benefits is stayed until the appellate court issues a final order resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
On December 27, 2004, Dolores Carter filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Dolores Carter v. Nextel WIP Corp., et al. Also on December 27, 2004, Donald Fragnoli filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Donald Fragnoli v. Nextel WIP Corp., et al, Civil Action No. 955-N. On February 1, 2005, Selena Mintz filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Selena Mintz v. John Chapple, et al, Civil Action No. 1065-N. In all three lawsuits, the plaintiffs seek declaratory and injunctive relief declaring that the announced merger transaction between Sprint Corporation and Nextel is an event that triggers the put right set forth in our restated certificate of incorporation and directing the defendants to take all necessary measures to give effect to the rights of our Class A common stockholders arising therefrom. We believe that the allegations in the lawsuits to the effect that the Nextel Partners defendants may take action, or fail to take action, that harms the interests of our public stockholders are without merit. As stated in this filing, we believe that the Sprint-Nextel merger transaction, if successfully closed, will trigger the put rights set forth in our restated certificate of incorporation.

NEXTEL PARTNERS FORM 10-K 2004

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions or the items discussed above will have a material effect on our business, financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted for a vote of our security holders during the fourth quarter of 2004.

NEXTEL PARTNERS FORM 10-K 2004

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Our Class A common stock is traded on the Nasdaq National Stock Market under the symbol “NXTP.” The following table sets forth, for the periods indicated, the high and low per share stock prices of our Class A common stock as reported on the Nasdaq National Stock Market:

Quarterly Common Stock Price Ranges for the Year Ended:	High	Low

December 31, 2004

First Quarter	$15.20	$11.65
Second Quarter	$16.80	$12.47
Third Quarter	$17.50	$13.70
Fourth Quarter	$20.32	$15.82
December 31, 2003

First Quarter	$7.61	$3.90
Second Quarter	$8.00	$4.49
Third Quarter	$9.85	$7.07
Fourth Quarter	$13.50	$7.86
Number of Stockholders of Record
As of March 4, 2005, there were approximately 256 holders of record of outstanding shares of our Class A common stock and a single stockholder of record holding all 84,632,604 outstanding shares of our Class B common stock.
Dividends
We have never paid cash dividends on any of our capital stock, including our Class A common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends on our Class A common stock in the foreseeable future. In addition, our credit facility prohibits us from paying dividends without our lender’s consent. Furthermore, the indentures pursuant to which our senior notes and senior discount notes were issued each prohibit us from declaring a cash dividend unless, after giving effect to such dividend, we would not be in default under such indentures, we remained in compliance with certain financial ratios and the amount of the dividend did not exceed the limits set forth in the indentures.
Equity Compensation Plan
See Item 12–Security Ownership of Certain Beneficial Owners and Management for additional information regarding our equity compensation plans.

NEXTEL PARTNERS FORM 10-K 2004

ITEM 6. SELECTED FINANCIAL DATA
During the course of preparing our consolidated financial statements for 2004, we determined that based on clarification from the SEC we did not comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases” and Financial Accounting Staff Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. We also adjusted deferred gains from sale-leaseback transactions related to telecommunication towers to correspond with the initial lease term and renewal periods that are reasonably assured. The cumulative impact of this adjustment as of December 31, 2004 resulted in an $18.3 million understatement of rent expense and a $0.1 million understatement of depreciation expense for an aggregate $18.4 million understatement in accumulated deficit. The impact on our diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 was $0.02 per share and $0.01 per share for the years ended December 31, 2001 and 2000.
While we believe that the impact of this adjustment is not material to any previously issued financial statements, we decided to make the appropriate adjustments through restatement of previously issued financial statements. Therefore, we have presented in this Annual Report on Form 10-K restated selected financial data for the periods ended December 31, 2003, 2002, 2001 and 2000. In addition, in this Annual Report on Form 10-K we have restated our previously issued consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations for the years ended December 31, 2003 and 2002. Please refer to Note 2 of the accompanying consolidated financial statements for additional information on the restatement.
Please read this table together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the periods ended December 31, 2004, 2003 and 2002 is derived from our restated consolidated financial statements that have been included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2001 and 2000 is derived from restated consolidated financial statements that have not been included in this Annual Report on Form 10-K. The historical operating data presented below for the periods ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from our records.

NEXTEL PARTNERS FORM 10-K 2004

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(as restated)	(as restated)	(unaudited)	(unaudited)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$1,291,352	$964,386	$646,169	$363,573	$130,125
Equipment revenues(1)	77,075	54,658	24,519	13,791	5,745

Total revenues	1,368,427	1,019,044	670,688	377,364	135,870

Operating expenses:
Cost of service revenues (excludes depreciation of $121,644, $109,572, $85,750, $62,899 and $35,148, respectively)	361,059	322,475	271,420	196,002	86,551
Cost of equipment revenues(1)	143,848	114,868	87,130	59,202	26,685
Selling, general and administrative	492,335	402,300	313,668	210,310	117,975
Stock-based compensation (primarily selling, general and administrative related)	755	1,092	12,670	30,956	70,144
Depreciation and amortization(2)	149,708	135,417	101,185	76,491	38,272

Total operating expenses	1,147,705	976,152	786,073	572,961	339,627

Income from operations	220,722	42,892	(115,385)	(195,597)	(203,757)

Other income (expense):
Interest expense, net(3)	(106,500)	(152,294)	(164,583)	(126,096)	(102,619)
Interest income	2,891	2,811	7,091	32,473	63,132
Gain (Loss) on early retirement of debt	(54,971)	(95,093)	4,427	—	(23,485)

Total other income (expense)	(158,580)	(244,576)	(153,065)	(93,623)	(62,972)

Income (Loss) before deferred income tax provision and cumulative effect of change in accounting principle	62,142	(201,684)	(268,450)	(289,220)	(266,729)
Deferred income tax provision	(8,396)	(7,811)	(18,188)	—	—

Income (Loss) before cumulative effect of change in accounting principle	53,746	(209,495)	(286,638)	(289,220)	(266,729)
Cumulative effect of change in accounting principle	—	—	—	(1,787)	—

Net Income (Loss)	53,746	(209,495)	(286,638)	(291,007)	(266,729)
Mandatorily redeemable preferred stock dividends(3)	—	(2,141)	(3,950)	(3,504)	(5,667)

Net Income (Loss) attributable to common stockholders	$53,746	$(211,636)	$(290,588)	$(294,511)	$(272,396)

Net Income (Loss) per share attributable to common stockholders
Basic	$0.20	$(0.84)	$(1.19)	$(1.21)	$(1.34)

Diluted	$0.19	$(0.84)	$(1.19)	$(1.21)	$(1.34)

Weighted average number of shares outstanding
Basic	263,671	252,440	244,933	242,472	203,783

Diluted	304,985	252,440	244,933	242,472	203,783

NEXTEL PARTNERS FORM 10-K 2004

	As of December 31,

	2004	2003	2002	2001	2000

		(as restated)	(as restated)	(unaudited)	(unaudited)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$264,579	$268,811	$195,029	$557,285	$928,346
Property, plant and equipment, net	1,042,718	1,025,096	1,000,076	845,934	532,702
FCC operating licenses, net	375,470	371,898	348,440	283,728	245,295
Total assets	1,975,699	1,889,310	1,735,925	1,821,721	1,793,084
Current liabilities	205,659	185,425	161,567	127,972	120,423
Long-term debt	1,632,518	1,653,539	1,424,600	1,327,829	1,067,684
Series B redeemable preferred stock(3)	—	—	34,971	31,021	27,517
Total stockholders’ equity (deficit)	51,315	(27,205)	66,907	314,186	568,172
Total liabilities and stockholders’ equity (deficit)	$1,975,699	$1,889,310	$1,735,925	$1,821,721	$1,793,084

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(as restated)	(as restated)	(unaudited)	(unaudited)
	(in thousands)
Consolidated Statements of Cash Flows Data:
Net cash from operating activities	$202,466	$87,154	$(116,469)	$(153,894)	$(116,028)
Net cash from investing activities	$(131,620)	$(214,504)	$(201,648)	$(260,249)	$(514,003)
Net cash from financing activities	$(45,982)	$182,448	$81,280	$224,950	$969,310

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(dollars in thousands)
	(unaudited)
Other Data:
Covered Pops (end of period) (millions)	40	38	36	33	24
Subscribers (end of period)	1,602,400	1,233,200	877,800	515,900	227,400
Adjusted EBITDA(4)	$371,185	$179,401	$(1,530)	$(88,150)	$(95,341)
Net capital expenditures(5)	$164,584	$161,845	$250,841	$374,001	$303,573

(1)	Effective July 1, 2003, we adopted Emerging Issues Task Force (“EITF”), Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Critical Accounting Policies” for a more detailed description of the impact of our adoption of this policy.
(2)	Effective January 2002, we no longer amortize the cost of FCC licenses as a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” and Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein under the caption “FCC Licenses” for a more detailed description of the impact and adoption of SFAS No. 142.

(3)	In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement was effective for all freestanding financial instruments entered into or modified after May 31, 2003; otherwise it was effective at the beginning of the first interim period beginning after June 15, 2003. We identified that our Series B mandatorily redeemable preferred stock was within the scope of this statement and reclassified it to long-term debt and began recording the Series B

NEXTEL PARTNERS FORM 10-K 2004

mandatorily redeemable preferred stock dividends as interest expense beginning July 1, 2003. We redeemed all of our outstanding Series B mandatorily redeemable preferred stock on November 21, 2003 and currently have no other preferred stock outstanding.

(4)	The term “EBITDA” refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term “Adjusted EBITDA” to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early extinguishment of debt and stock-based compensation. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States of America and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. The following schedule reconciles Adjusted EBITDA to net cash from operating activities reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,

	2004	2003	2002	2001	2000

		(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands)
	(unaudited)
Net cash from operating activities (as reported on Consolidated Statements of Cash Flows)	$202,466	$87,154	$(116,469)	$(153,894)	$(116,028)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	114,815	103,485	98,777	70,138	43,176
Interest income	(2,891)	(2,811)	(7,091)	(32,473)	(63,132)
Change in working capital and other	56,795	(8,427)	23,253	28,079	40,643

Adjusted EBITDA	$371,185	$179,401	$(1,530)	$(88,150)	$(95,341)

(5)	Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and leaseback transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands)
	(unaudited)
Capital expenditures (as reported on Consolidated Statements of Cash Flows)	$156,843	$179,794	$274,911	$398,611	$264,513
Less: cash paid portion of capitalized interest	(1,242)	(1,283)	(1,993)	(5,449)	(5,545)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(1,939)	(6,860)	(2,562)	(10,425)	(9,259)
Change in capital expenditures accrued or unpaid	10,922	(9,806)	(19,515)	(8,736)	53,864

Net capital expenditures	$164,584	$161,845	$250,841	$374,001	$303,573

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

NEXTEL PARTNERS FORM 10-K 2004

provide meaningful additional information about our performance and our ability to service our long-term debt and other fixed obligations and to fund our continued growth. The non-GAAP financial measures should be considered in addition to, but not as a substitute for, the information prepared in accordance with GAAP.
ARPU–Average Revenue Per Unit
ARPU is an industry term that measures service revenues per month from our subscribers divided by the average number of subscribers in commercial service during the period. ARPU itself is not a measurement under GAAP in the United States of America and may not be similar to ARPU measures of other companies; however, ARPU uses GAAP measures as the basis for calculation. We believe that ARPU provides useful information concerning the appeal of our rate plans and service offerings and our performance in attracting high value customers. The following schedule reflects the ARPU calculation and reconciliation of service revenues reported on the Consolidated Statements of Operations to service revenues used for the ARPU calculation:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except ARPU)
ARPU (without roaming revenues)
Service revenues (as reported on Consolidated Statements of Operations)	$1,291,352	$964,386	$646,169	$363,573	$130,125
Adjust: activation fees deferred and recognized for SAB No. 101	(3,748)	(1,006)	3,197	2,398	1,355
Add: activation fees reclassed for EITF No. 00-21(1)	11,310	4,256	—	—	—
Less: roaming and other revenues	(163,022)	(115,893)	(80,452)	(58,545)	(25,671)

Service revenues for ARPU	$1,135,892	$851,743	$568,914	$307,426	$105,809

Average units (subscribers)	1,410	1,051	694	360	123

ARPU	$67	$68	$68	$71	$71

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except ARPU)
ARPU (including roaming revenues)
Service revenues (as reported on Consolidated Statements of Operations)	$1,291,352	$964,386	$646,169	$363,573	$130,125
Adjust: activation fees deferred and recognized for SAB No. 101	(3,748)	(1,006)	3,197	2,398	1,355
Add: activation fees reclassed for EITF No. 00-21(1)	11,310	4,256	—	—	—
Less: other revenues	(4,312)	—	(981)	(458)	(986)

Service revenues for ARPU	$1,294,602	$967,636	$648,385	$365,513	$130,494

Average units (subscribers)	1,410	1,051	694	360	123

ARPU	$77	$77	$78	$85	$88

(1)	As described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies,” on July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. Subsequent to that date, each month we recognize the activation fees, handset equipment revenues and equipment costs that had been previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101. Based on EITF Issue No. 00-21, we now recognize the activation fees that were formerly deferred and recognized as services revenues as equipment revenues.

NEXTEL PARTNERS FORM 10-K 2004

LRS– Lifetime Revenue per Subscriber
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

	Year Ended December 31,

	2004	2003	2002	2001	2000

ARPU	$67	$68	$68	$71	$71
Divided by: churn	1.4%	1.6%	1.6%	1.6%	1.7%

Lifetime revenue per subscriber (LRS)	$4,786	$4,250	$4,250	$4,438	$4,176

In addition, see Notes 4 and 5 above for reconciliations of Adjusted EBITDA and net capital expenditures as non-GAAP financial measures.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2004, 2003 and 2002. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K, see “Forward-Looking Statements” and “Risk Factors.”
Please read the following discussion together with “Selected Financial Data,” the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
During the course of preparing our consolidated financial statements for 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. As the modifications relate solely to accounting treatment, they will not affect our historical or future cash flow or the timing of payments under our relevant leases. As such, we have restated our previously issued consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations for the years ended December 31, 2003 and 2002. Please refer to Note 2 to the accompanying consolidated financial statements for a further discussion of this restatement. The following discussion reflects the impact of this restatement.
Overview
We provide fully integrated, wireless digital communications services using the Nextel brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include International and Nationwide Direct Connect, digital cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization’s internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where approximately 54 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the Nextel Digital Wireless Network in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of

NEXTEL PARTNERS FORM 10-K 2004

the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 297 of the top 300 metropolitan statistical areas in the United States.
We offer a package of wireless voice and data services under the Nextel brand name targeted primarily to business users. We currently offer the following four services, which are fully integrated and accessible through a single wireless handset:

•	digital cellular voice, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

•	Direct Connect service, the digital walkie-talkie service that allows customers to instantly connect with business associates, family and friends without placing a phone call;

•	short messaging, the service that utilizes the Internet to keep customers connected to clients, colleagues and family with text, numeric and two-way messaging; and

•	Nextel Online services, which provide customers with Internet-ready handsets access to the World Wide Web and an organization’s internal database, as well as web-based applications such as e-mail, address books, calendars and advanced Java enabled business applications.
As of December 31, 2004, we had approximately 1,602,400 digital subscribers. Our network provides coverage to approximately 40 million Pops, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin. We also hold licenses in Kansas and Wyoming, but currently do not have any cell sites operational in these states.
During 2004 we continued to focus on our key financial and operating performance metrics, including growth in subscribers and service revenues, Adjusted EBITDA, net cash from operating activities, ARPU, churn and LRS.
Accomplishments during 2004, which we believe are important indicators of our overall performance and financial well being, include:

•	Achieving positive net income attributable to common stockholders in 2004 of $53.7 million, an increase of $265.3 million over a net loss attributable to common stockholders of $211.6 million in 2003.

•	Growing our subscriber base approximately 30% by adding approximately 369,200 net new customers to end the year with over 1,602,400 customers compared to 1,233,200 as of December 31, 2003.

•	Growing our service revenues approximately 34% from $1,291.4 million for 2004 compared to $964.4 million for 2003.

•	Increasing Adjusted EBITDA 107% from $371.2 million for 2004 compared to $179.4 million for 2003.

•	Lowering our customer churn rate to 1.4% for 2004 compared to 1.6% for 2003.

•	Remaining one of the industry leaders in LRS with an LRS of $4,786 for 2004 compared to $4,250 for 2003.

•	Generating $202.5 million net cash from operating activities during 2004 compared to $87.2 million during 2003.
Please see “Selected Financial Data– Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.

NEXTEL PARTNERS FORM 10-K 2004

During the year ended December 31, 2004, we also accomplished the following:

•	Expanded our retail sales channel to a total of 73 stores operational by December 31, 2004 compared to 40 stores at December 31, 2003.

•	Completed our 30,000 square foot customer care center expansion in Panama City Beach, Florida.

•	Launched a camera handset, the i860, with multimedia messaging capabilities.

•	Introduced two new handset models, the i315 and i325, with off-network walkie-talkie capabilities designed for industrial, government and public safety users.

•	Introduced the ultra-slim i830 and the i710 clamshell handsets.

•	Implemented data applications such as NextMail, which allows customers to send a voice message to any email address in the world via our Direct Connect technology.

•	In conjunction with Nextel, launched International Direct Connect in Canada, Argentina, Brazil, Peru and Mexico.
RESULTS OF OPERATIONS
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenues
Total revenues for 2004 were $1,368.4 million, an increase of $349.4 million, or 34%, compared to $1,019.0 million generated in the same period in 2003. We expect our revenues to increase as we add more subscribers and continue to introduce new products. Although we anticipate continued growth in our revenues in 2005, we have launched all of our markets and we therefore do not expect to experience revenue and subscriber growth rates of the same magnitude as we have experienced in the past when we were launching new markets on a continuous basis.
For 2004 our ARPU was $67 compared with $68 in 2003. Even with continued competitive pricing pressure, we attribute our ability to maintain a high ARPU to the following factors:

•	our continued focus on high value customers;

•	the growth in minutes of use during 2004 to an average of 743 monthly minutes per subscriber compared to an average of 680 monthly minutes for 2003; and

•	a strong response to using Nationwide Direct Connect, which launched during third quarter 2003.
We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for 2005. During 2005, we expect strong growth of our data services, specifically GPS services, workforce management, navigation and wireless payment solutions that we believe will continue to enhance our ARPU during the year.

NEXTEL PARTNERS FORM 10-K 2004

The following table illustrates service and equipment revenues as a percentage of total revenues for the years ended December 31, 2004 and 2003 and our ARPU for those periods.

					2003 vs 2004
	Year Ended	% of	Year Ended	% of
	December 31,	Consolidated	December 31,	Consolidated	$	%
	2004	Revenues	2003	Revenues	Change	Change

	(dollars in thousands, except ARPU)
Service and roaming revenues	$1,291,352	94%	$964,386	95%	$326,966	34%
Equipment revenues	77,075	6%	54,658	5%	22,417	41%

Total revenues	$1,368,427	100%	$1,019,044	100%	$349,383	34%

ARPU(1)	$67		$68

(1)	See “Selected Financial Data– Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 34% to $1,291.4 million for the year ended December 31, 2004 as compared to $964.4 million for the same period in 2003. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular voice services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for 2004 accounted for approximately 12% of our service revenues, which was the same percentage for 2003. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.
We adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” on July 1, 2003 and elected to apply the provisions prospectively to our existing customer arrangements, as described below under “– Critical Accounting Policies.” The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101 for the years ended December 31, 2004 and 2003. We believe the adjusted amounts best represent the actual service

NEXTEL PARTNERS FORM 10-K 2004

revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues that we use to measure our operating performance.

	Year Ended December 31,

	2004	2003

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Statements of Operations)	$1,291,352	$964,386
Activation fees deferred (SAB No. 101)	—	3,319
Previously deferred activation fees recognized (SAB No. 101)	(3,748)	(4,325)
Activation fees to equipment revenues (EITF No. 00-21)	11,310	4,256

Total service revenues without SAB No. 101 and EITF No. 00-21	$1,298,914	$967,636

Equipment revenues (as reported on Consolidated Statements of Operations)	$77,075	$54,658
Equipment revenues deferred (SAB No. 101)	—	19,947
Previously deferred equipment revenues recognized (SAB No. 101)	(20,258)	(25,380)
Activation fees from service revenues (EITF No. 00-21)	(11,310)	(4,256)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$45,507	$44,969

Cost of equipment revenues (as reported on Consolidated Statements of Operations)	$143,848	$114,868
Cost of equipment revenues deferred (SAB No. 101)	—	23,266
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(24,006)	(29,705)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$119,842	$108,429

Equipment revenues reported for 2004 were $77.1 million as compared to $54.7 million reported for the same period in 2003, representing an increase of $22.4 million. Of the $22.4 million increase from 2003 to 2004, $14.8 million relates to recognizing equipment revenues previously deferred pursuant to SAB No. 101 and recording $7.1 million as activation fees to equipment revenues based on EITF No. 00-21. The remaining $0.5 million increase in equipment revenues was due to the growth in our subscriber base. Our equipment revenues consist of revenues received for wireless handsets and accessories purchased by our subscribers.

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
For the year ended December 31, 2004, our cost of service revenues was $361.1 million as compared to $322.5 million for the same period in 2003, representing an increase of $38.6 million, or 12%. The increase in costs was partially the result of bringing on-air approximately 478 additional cell sites during 2004. Furthermore, our number of customers grew 30% compared to 2003, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to 2003, the average monthly minutes of use per subscriber increased by 9%, to 743 average monthly minutes of use per subscriber for 2004 from 680 average monthly minutes of use per subscriber for 2003. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.
We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost

NEXTEL PARTNERS FORM 10-K 2004

per average minute of use to decrease as economies of scale continue to be realized. From 2003 to 2004 our cost of service revenues as a percentage of service revenues declined from 33% to 28%.
Cost of Equipment Revenues
Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues for the year ended December 31, 2004 was $143.8 million as compared to $114.9 million for the same period in 2003, or an increase of $28.9 million. The increase in costs relates mostly to recognizing $17.5 million of equipment costs that was previously deferred in accordance with SAB No. 101 and $11.4 million due to the increased volume of subscribers.
Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $74.3 million for 2004, as compared to a loss of $63.5 million for the same period in 2003. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Year Ended
	December 31,

	2004	2003

	(in thousands)
Equipment revenues billed	$45,507	$44,969
Cost of equipment revenues billed	(119,842)	(108,429)

Total gross subsidy for equipment	$(74,335)	$(63,460)

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the year ended December 31, 2004, selling, general and administrative expenses were $492.3 million compared to $402.3 million for the same period in 2003, representing an increase of 22%.
Sales and marketing expenses for the year ended December 31, 2004 were $206.0 million, an increase of $28.1 million, or 16%, from the same period in 2003 due to the following:

•	$14.5 million increase in advertising and media expenses as a result of general marketing campaigns along with sponsorship of NASCAR in conjunction with Nextel;

•	$2.1 million increase in facility and lease costs primarily for the more than 30 new company-owned stores put in operation during 2004; and

•	$11.5 million increase in commissions, commission bonuses and residuals paid to account representatives and the indirect sales channel.
General and administrative costs include costs associated with customer care center operations and service and repair for customer handsets along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the year ended December 31, 2004, general and administrative costs were $286.3 million, an increase of $61.9 million, or 28%, compared to the same period in 2003 due to the following:

•	$10.5 million increase due to hiring additional staff and operating expenses to support our growing customer base and related activities in Las Vegas, Nevada and Panama City Beach, Florida;

NEXTEL PARTNERS FORM 10-K 2004

•	$50.3 million increase in expenses for service and repair, billing, collection and customer retention expenses including handset upgrades to support a larger and growing customer base, offset by a $24.3 million decrease in bad debt due to improved collection activity; and

•	$25.4 million increase in support of our information systems, facilities and corporate expenses.
As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we anticipate being able to implement.

Stock-Based Compensation Expense
For the years ended December 31, 2004 and 2003, we recorded non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of $0.8 million and $1.1 million, respectively. We expect stock-based compensation expense to increase upon mandatory adoption of SFAS No. 123R. See additional discussion under “–Recently Issued Accounting Pronouncements.”

Depreciation and Amortization Expense
For 2004 our depreciation and amortization expense was $149.7 million compared to $135.4 million for the same period in 2003, representing an increase of 11%. The $14.3 million increase in depreciation expense was due to adding approximately 478 cell sites in 2004. We also acquired furniture and equipment for our offices and more than 30 new company-owned stores. We expect depreciation to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new company-owned stores and the expansion of our existing customer call center in Panama City Beach, Florida which became operational during the third quarter of 2004.

Interest Expense and Interest Income
Interest expense, net of capitalized interest, declined $45.8 million, or 30%, from $152.3 million for the year ended December 31, 2003 to $106.5 million for the year ended December 31, 2004. This decline was due mostly to our repurchase for cash of our 14% senior discount notes due 2009, 12 1/2% senior notes due 2009 and 11% senior notes due 2010 during 2003 and 2004. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of $3.4 million and $4.1 million for 2004 and 2003, respectively. For 2004, interest income was $2.9 million compared to $2.8 million for 2003.

Loss on Early Retirement of Debt
During 2004 we recorded a $55.0 million loss on early retirement of debt related to our repurchase for cash of the remaining $1.8 million (principal amount at maturity) of our 14% senior discount notes due 2009 and $366.3 million (principal amount at maturity) of our 11% senior notes due 2010. Of the $55.0 million loss, $45.2 million represents a premium paid to repurchase our 11% senior notes due 2010 for cash and $9.8 million relates to the write-off of the deferred financing costs for the 14% senior discount notes due 2009, the 11% senior notes due 2010 and the tranche B term loan of the credit facility that was refinanced on May 19, 2004.

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

NEXTEL PARTNERS FORM 10-K 2004

Income Tax Provision
As described below under “—Critical Accounting Policies,” as a result of adopting SFAS No. 142, we record a non-cash income tax provision. During 2004 and 2003, we recorded a deferred income tax provision of $8.4 million and $7.8 million, respectively, relating to our FCC licenses. We have continued to record a full valuation allowance on our net deferred tax assets through December 31, 2004, given cumulative losses in recent years. We believe sufficient positive evidence, predominately taxable income, may emerge in 2005. This evidence could support a conclusion that some or all of the valuation allowance may not be necessary by December 31, 2005. In addition, during 2005 we expect to incur a minimal amount of alternative minimum tax (“AMT”).

Net Income (Loss) Attributable to Common Stockholders
For 2004, we had net income attributable to common stockholders of $53.7 million compared to a net loss attributable to common stockholders of $211.6 million for 2003, representing a $265.3 million improvement. The $211.6 million net loss in 2003 included a $95.1 million loss for early retirement of debt that pertains to an aggregate of debt reduction and refinancing transactions totaling $1.1 billion (principal amount at maturity). During 2005, we expect to continue generating positive net income.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
Revenues
Total revenues for 2003 were $1,019.0 million, an increase of $348.3 million, or 52%, compared to $670.7 million generated in the same period in 2002. Of the $348.3 million growth in revenues, $326.9 million was due to the 40% increase in our subscriber base during 2003 and our maintenance of an ARPU of $68 during 2003, while $21.4 million of the growth was from recognizing revenue previously deferred in accordance with SAB No. 101, “Revenue Recognition in Financial Statements.”
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
For 2003 and 2002, our ARPU was $68. Even with continued competitive pricing pressure, we attribute our ability to maintain ARPU at $68 during 2003 to the following factors:

•	our continued focus on high value customers;

•	the growth in minutes of use during 2003 to an average of 680 monthly minutes per subscriber compared to an average of 598 monthly minutes for 2002;

•	increased fees charged to customers during second quarter 2003 to recover a portion of the costs associated with government mandated telecommunication services such as enhanced E911 and number portability; and

•	a strong response to using Nationwide Direct Connect, which started in August 2003 and was billed either as a monthly rate plan or at a rate of $0.10 per minute of use.

NEXTEL PARTNERS FORM 10-K 2004

The following table illustrates service and equipment revenues as a percentage of total revenues for the years ended December 31, 2003 and 2002 and our ARPU for those periods.

					2002 vs 2003
	Year Ended	% of	Year Ended	% of
	December	Consolidated	December	Consolidated	$	%
	31, 2003	Revenues	31, 2002	Revenues	Change	Change

	(dollars in thousands, except ARPU)
Service and roaming revenues	$964,386	95%	$646,169	96%	$318,217	49%
Equipment revenues	54,658	5%	24,519	4%	30,139	123%

Total revenues	$1,019,044	100%	$670,688	100%	$348,356	52%

ARPU(1)	$68		$68

(1)	See “Selected Financial Data– Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101 for the years ended December 31, 2003 and 2002.

	Year Ended
	December 31,

	2003	2002

	(in thousands)
Revenues:
Service revenues (as reported on Consolidated Statements of Operations)	$964,386	$646,169
Activation fees deferred (SAB No. 101)	3,319	5,989
Previously deferred activation fees recognized (SAB No. 101)	(4,325)	(2,792)
Activation fees to equipment revenues (EITF No. 00-21)	4,256	—

Total service revenues without SAB No. 101 and EITF No. 00-21	$967,636	$649,366

Equipment revenues (as reported on Consolidated Statements of Operations)	$54,658	$24,519
Equipment revenues deferred (SAB No. 101)	19,947	31,031
Previously deferred equipment revenues recognized (SAB No. 101)	(25,380)	(19,263)
Activation fees from service revenues (EITF No. 00-21)	(4,256)	—

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$44,969	$36,287

Cost of equipment revenues (as reported on Consolidated Statements of Operations)	$114,868	$87,130
Cost of equipment revenues deferred (SAB No. 101)	23,266	37,020
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(29,705)	(22,055)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$108,429	$102,095

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

NEXTEL PARTNERS FORM 10-K 2004

Cost of Service Revenues
For the year ended December 31, 2003, our cost of service revenues was $322.5 million as compared to $271.4 million for the same period in 2002, representing an increase of $51.1 million, or 19%. The increase in costs was partially due to adding approximately 290 cell sites during 2003 to our wireless network. Furthermore, our number of customers grew 40% compared to 2002, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to 2002, the average monthly minutes of use per subscriber increased by 14%, to 680 average monthly minutes of use per subscriber for 2003 from 598 average monthly minutes of use per subscriber for 2002. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network. In July 2003 we acquired from Nextel our sixth switch, which is located in Texas.
Cost of Equipment Revenues
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
The remaining net increase in sales and marketing expenses of $1.3 million was due to start-up and operating costs for the 37 new retail stores put in operation during 2003. As of December 31, 2003 we had 40 retail stores in operation.
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

NEXTEL PARTNERS FORM 10-K 2004

Stock-Based Compensation Expense
For the years ended December 31, 2003 and 2002, we recorded non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $1.1 million and $12.7 million, respectively.

Depreciation and Amortization Expense
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

Deferred Income Tax Provision
As described below under “—Critical Accounting Policies,” as a result of adopting SFAS No. 142, we recorded a non-cash income tax provision. During 2003 and 2002, we recorded a deferred income tax provision of $7.8 million and $18.2 million, respectively, relating to our FCC licenses.

Net Loss Attributable to Common Stockholders
For 2003, we had a net loss attributable to common stockholders of approximately $211.6 million compared to a net loss attributable to common stockholders of $290.6 million for the same period in 2002, representing an improvement of $79.0 million, or 27%. The $211.6 million net loss included a $95.1 million loss for early retirement of debt that pertains to an aggregate of debt reduction and refinancing transactions totaling $1.1 billion (principal amount at maturity).
Liquidity and Capital Resources
As of December 31, 2004, our cash and cash equivalents and short-term investments balance was approximately $264.6 million, a decrease of $4.2 million compared to the balance of $268.8 million as of December 31, 2003. In addition, we have access to an undrawn line of credit of $100.0 million for a total liquidity position of $364.6 million as of December 31, 2004. The $4.2 million decrease in our liquidity position from December 31, 2003 was in part a result of our redemption for cash of approximately $1.8 million (principal amount at maturity) of our remaining 14% senior discount

NEXTEL PARTNERS FORM 10-K 2004

notes due 2009 and using approximately $60.0 million of available cash to fund the tender offer of our 11% senior notes due 2010, offset by positive cash from operating activities.

Statement of Cash Flows Discussion

	For the Year Ended December 31,

			$	%
	2004	2003	Change	Change

	(dollars in thousands)
Net cash from operating activities	$202,466	$87,154	$115,312	132%
Net cash from investing activities	$(131,620)	$(214,504)	$82,884	39%
Net cash from financing activities	$(45,982)	$182,448	$(228,430)	(125%)
For 2004, we generated $202.5 million in cash from operating activities, as compared to $87.2 million in cash for the same period in 2003. The $115.3 million increase in funds from operating activities was due to the following:

•	a $204.1 million increase in income generated from operating activities, excluding changes in current assets and liabilities; offset by

•	a $21.0 million increase in our accounts receivable balance from customers due to growth in number of subscribers;

•	a $26.6 million increase in our on-hand subscriber equipment inventory and other current assets; and

•	a $41.2 million decrease in accounts payable and other current liabilities and advances to Nextel WIP due to the timing of payments.
Net cash used from investing activities for 2004 was $131.6 million compared to $214.5 million used for the same period in 2003. The $82.9 million decrease in net cash used from investing activities was primarily due to:

•	a $22.9 million decrease in capital expenditures;

•	a $12.2 million decrease in FCC licenses acquired; and

•	a $47.8 million increase in net cash proceeds from the sale and maturities of short-term investments.
Net cash used from financing activities for 2004 totaled $46.0 million, which was a decline of $228.4 million compared to $182.4 million provided in the same period in 2003. The $228.4 million net decrease in cash from financing activities was due to the following:

•	a $400.4 million decline in proceeds from refinancing our credit facility in May 2004 and, during 2003, issuing 1 1/2% convertible senior notes due 2008 and 8 1/8% senior notes due 2011;

•	our receipt of $104.5 million from our equity offering in November 2003;

•	a $4.9 million decline in proceeds from sale-leaseback transactions;

•	a $0.6 million increase in capital lease payments; offset by

•	a $246.0 million increase in cash for the tender offer of our 11% senior notes due 2010 and our 2003 redemption of 14% senior discount notes due 2009 and 12 1/2% senior discount notes due 2009;

•	a $18.3 million decline in debt and equity issuance costs; and

•	a $17.7 million increase in proceeds from stock options exercised and the cash proceeds from employee purchases of stock.

NEXTEL PARTNERS FORM 10-K 2004

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
Based on our ten-year operating and capital plan, we believe that our cash flow from operations, existing cash and cash equivalents, short-term investments and access to our line of credit, as necessary, will provide sufficient funds for the foreseeable future to finance our capital needs and working capital requirements to build out and maintain our portion of the Nextel Digital Wireless Network using the current 800 MHz iDEN system as well as provide the necessary funds to acquire any additional FCC licenses required to operate the current 800 MHz iDEN system.
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
The following table provides details regarding our contractual obligations subsequent to December 31, 2004:
Payments Due by Period

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

	(in thousands)
Long-term debt	$—	$—	$5,250	$307,000	$153,250	$1,156,907	$1,622,407
Interest on long-term debt(1)	102,912	108,386	110,787	111,255	107,933	131,132	672,405
Operating leases	88,057	67,475	52,996	40,991	29,408	44,665	323,592
Capital lease obligations(2)	5,227	5,227	5,227	5,227	5,227	—	26,135
Purchase obligations(3)	1,900	—	—	—	—	—	1,900

Total contractual obligations	$198,096	$181,088	$174,260	$464,473	$295,818	$1,332,704	$2,646,439

(1)	Includes interest on swaps of approximately $128,000 and ($873,000) for 2005 and 2006, respectively. These amounts include estimated payments based on management’s expectation as to future interest rates. Assumes non-renewal of the interest rate swap with notional amount of $50.0 million that will expire in April 2005.

(2)	Includes interest.

(3)	Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the

NEXTEL PARTNERS FORM 10-K 2004

Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K for amounts paid to Motorola for the years ended December 31, 2004 and 2003.

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

NEXTEL PARTNERS FORM 10-K 2004

Our funding sources from debt are described below in more detail:
Bank Credit Facility
On May 19, 2004, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and book runners, Morgan Stanley Senior Funding, Inc. as syndication agent, and JPMorgan Chase Bank as administrative agent. The new credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on the last business day in May falling on or nearest to May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. As of December 31, 2004, $700.0 million of the tranche C term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. Borrowings under the new secured credit facility were used to repay borrowings under our previous $475.0 million tranche B senior secured credit facility as well as fund a portion of the tender offer for our 11% senior notes due 2010.
The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2004, the interest rate on the tranche C term loan was 4.9375%.
Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of December 31, 2004, we were in compliance with all covenants associated with this credit facility.
14% Senior Discount Notes Due 2009
Our 14% senior discount notes due 2009 were issued in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest began accruing on the notes on February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes (principal amount at maturity) plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. From May 13, 2003 through June 4, 2003, we repurchased for cash approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million. On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to repurchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $398.1 million. From July 1, 2003 through July 11, 2003, we repurchased for cash an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $17.5 million. On December 1, 2003 we repurchased for cash approximately $4.8 million (principal amount at maturity) of the notes outstanding for $5.1 million. During March

NEXTEL PARTNERS FORM 10-K 2004

2004, we redeemed the remaining $1.8 million (principal amount at maturity) of our outstanding 14% senior discount notes due 2009 for a total redemption price of approximately $1.9 million.
11% Senior Notes Due 2010
On March 10, 2000, we issued $200.0 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200.0 million of 11% senior notes due 2010, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 11% per annum, payable semi-annually in cash in arrears on March 15 and September 15 of each year, which commenced on September  15, 2000. In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. During August 2003 and March 2004, we repurchased for cash $22.6 million and $10.5 million (principal amounts at maturity), respectively, of our 11% senior notes due 2010 in open-market purchases for $25.0 million and $11.8 million, respectively, including accrued interest. On April 28, 2004, we commenced a tender offer and consent solicitation relating to all of our outstanding 11% senior notes due 2010. In connection with the tender offer, which expired on May 25, 2004, we purchased approximately $355.8 million (principal amount at maturity) of the 11% senior notes due 2010 for approximately $406.6 million including accrued interest. As of December 31, 2004, there was approximately $1.2 million (principal amount at maturity) of outstanding 11% senior notes due 2010.
12 1/2% Senior Discount Notes Due 2009
On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on May 15, 2002. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes due 2009 in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from our public offering in November 2003. In November 2005 we have the right to call all of the outstanding notes and could exercise this right using available cash or by refinancing.
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
1 1/2% Convertible Senior Notes Due 2008
On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes, increasing the total proceeds to $175.0 million. At the option

NEXTEL PARTNERS FORM 10-K 2004

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
As discussed in more detail in “–Risk Factors,” if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.
In the future, we may opportunistically engage in additional debt-for-equity exchanges or repurchase additional outstanding notes if the financial terms are sufficiently attractive.
Off-Balance Sheet Arrangements
The SEC requires registrants to disclose off-balance sheet arrangements. As defined by the SEC, an off-balance sheet arrangement includes any contractual obligation, agreement or transaction arrangement involving an unconsolidated entity under which a company 1) has made guarantees, 2) has a retained or a contingent interest in transferred assets, 3) has an obligation under derivative instruments classified as equity, or 4) has any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the company, or that engages in leasing, hedging or research and development services with the company.
We have examined our contractual obligation structures that may potentially be impacted by this disclosure requirement and have concluded that no arrangements of the types described above exist with respect to our company.
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

NEXTEL PARTNERS FORM 10-K 2004

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
Equipment revenues include the sale of handset and accessory equipment. We recognize revenues for handset and accessory equipment when title passes to the customer, which is upon shipping the item to the customer.
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
Prior to the adoption of EITF No. 00-21, we followed the guidance of SAB No. 101, “Revenue Recognition in Financial Statements,” and accounted for the sale of our handset equipment and the subsequent service to the customer as a single unit of accounting as our wireless service is essential to the functionality of our handsets. Accordingly, we recognized revenues from the handset equipment sales and an equal amount of the cost of handset equipment revenues over the expected customer relationship period when title to the handset passed to the customer. Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenues from handset equipment sales and the related cost of handset equipment revenues when title to the handset equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This resulted in the classification of amounts received for the sale of the handset equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. In December 2003, the SEC staff issued SAB No. 104, “Revenue Recognition in Financial Statements” which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.
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

NEXTEL PARTNERS FORM 10-K 2004

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
On January 1, 2002, we implemented SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, at least annually, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002 we no longer amortize the cost of these licenses. We performed an initial and annual asset impairment analyses on our FCC licenses in accordance with SFAS No. 142 and to date we have determined that there has been no impairment as the fair values of the licenses were greater than their carrying values. For our impairment analysis, we use the aggregate of all of our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in EITF Issue No. 02-7, “Unit of Accounting for Testing Impairment Indefinite-Lived Intangible Assets,” to estimate the fair value of our licenses using a discounted cash flow model. The estimates that we use in the cash flow model were based on our long-range cash flow projections, discounted at our corporate weighted average cost of capital. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our licensing cost may result in different values for our licensing costs and any related impairment charge.
As a result of adopting SFAS No. 142, we record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer reasonably estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. During the years ended December 31, 2004 and 2003, we recorded a deferred income tax provision of $8.4 million and $7.8 million,

NEXTEL PARTNERS FORM 10-K 2004

respectively, relating to our FCC licenses. We have continued to record a full valuation allowance on our net deferred tax assets through December 31, 2004, given cumulative losses in recent years. We believe sufficient positive evidence, predominately taxable income may emerge in 2005. This evidence could support a conclusion that some or all of the valuation allowance may not be necessary by December 31, 2005.
Impairment of Long-Lived Assets
Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This includes determining if certain triggering events have occurred, including significant decreases in the market value of specified assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all of our assets required to operate our portion of the Nextel Digital Wireless Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, none of the above triggering events has resulted in any impairment charges.
Recently Issued Accounting Pronouncements
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We adopted FIN 46R effective January 1, 2004 without any impact to our financial statements as we do not believe that we have any existing variable interest entities that require consolidation.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 151, which becomes effective July 1, 2005.
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded APB No. 25, “Accounting for Stock Issued to Employees.” We will continue to apply the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25 and provide the disclosures as required by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” until SFAS No. 123R becomes effective July 1, 2005. Upon implementation of SFAS No. 123R, we will recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We expect our stock-based compensation in 2005 to increase by approximately $15 million upon adoption of SFAS No. 123R for stock option grants through January 31, 2005. The estimate of $15 million is based on preliminary information available to the company and could potentially change based on actual facts and circumstances. It excludes any expense that would be recognized from any acceleration of the vesting of options that may result upon certain events, including a change of control that is discussed further in Note 16 to the Consolidated Financial Statements.
In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which requires nonmonetary exchanges to be accounted for at fair value. SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions,” which was issued in May 1973. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 153, which becomes effective July 1, 2005.

NEXTEL PARTNERS FORM 10-K 2004

Related Party Transactions
Nextel Operating Agreements
We, our operating subsidiary (OPCO) and Nextel WIP, which held approximately 31.8% of our outstanding common stock as of December 31, 2004 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other party’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the years ended December 31, 2004, 2003 and 2002, we earned approximately $158.7 million, $115.9 million, and $79.5 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.
During the years ended December 31, 2004, 2003 and 2002, we incurred charges from Nextel WIP totaling $117.5 million, $96.6 million and $79.4 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.
Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the years ended December 31, 2004, 2003 and 2002, we were charged approximately $16.0 million, $8.9 million and $4.1 million, respectively, for these services including a royalty fee and a sponsorship fee for NASCAR. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the years ended December 31, 2004, 2003 and 2002, we were charged approximately $6.1 million, $4.4 million and $2.9 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.
Under our initial and expansion capitalization transactions, Nextel transferred SMR licenses to three wholly owned subsidiaries of Nextel WIP. Nextel WIP transferred the stock of two of these subsidiaries to us and, upon approval of the FCC, transferred the stock of the third subsidiary to us. At December 31, 2004, approximately $2.8 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.
In the event of a termination of the joint venture agreement, Nextel WIP could, under certain circumstances, purchase or be required to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock. The circumstances that could trigger these rights and obligations include, without limitation, termination of our operating agreements with Nextel WIP, a change of control of Nextel or a failure by us to make certain required changes to our business. See “Business–Risk Factors–Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding Class A common stock, and the recently announced Sprint-Nextel transaction may trigger these rights” and our restated certificate of incorporation for a more detailed description of these provisions.
Business Relationship
In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the years ended December 31, 2004, 2003 and 2002, we paid American Tower Corporation for these tower leases $10.9 million, $10.4 million and $10.3 million, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risks arising from changes in interest rates. Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loan of OPCO under our credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $5.0 million.

NEXTEL PARTNERS FORM 10-K 2004

We have 11% senior notes due 2010, 12 1/2% senior notes due 2009, 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.
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
On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.
Derivatives that are non-cash flow hedging instruments
In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004, we terminated the $60 million interest rate swap agreement in accordance with its original terms and paid approximately $639,000 for the final settlement. We did not record any realized gain or loss with this termination since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.
The term B and C loans were replaced in connection with the refinancing of our credit facility in May 2004; however, we maintained the existing $50 million rate swap agreement expiring in April 2005. The interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS No. 133 (as described below), amounts paid or received under the interest rate swap agreement were accrued as interest rates changed and recognized over the life of the swap agreement as an adjustment to interest expense.
The swap agreement does not qualify for cash flow hedge accounting. In accordance with SFAS No. 133, the fair value of the swap agreement is included in other current liabilities on the balance sheet. For the year ended December 31, 2004, we recorded non-cash, non-operating gains of $3.4 million related to the change in market value of the interest rate swap agreements in interest expense.
Cash Flow Hedging Instruments
In September 2004 we entered into a series of interest rate swap agreements for $150 million, which has the effect of converting certain of our variable interest rate $700 million term C loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 and expiring August 31, 2006.
These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we must perform an effectiveness test. In accordance with SFAS 133, the fair value of the swap agreements at December 31, 2004 was included in other current assets and other non-current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were

NEXTEL PARTNERS FORM 10-K 2004

determined to be perfectly effective at December 31, 2004. There were no amounts reclassified into current earnings due to ineffectiveness during 2004 and none are expected for 2005.
A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of December 31, 2004 follows:

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(dollars in thousands)
Long-term debt obligations:	$—	$—	$—	$300,000	$146,250	$476,157	$922,407	$1,346,468
Fixed-rate debt
Average interest rate	6.7%	6.7%	6.7%	6.9%	9.1%	8.1%	7.2%
Variable-rate debt(1)	$—	$—	$5,250	$7,000	$7,000	$680,750	$700,000	$700,000
Average interest rate	(LIBOR + 2.5%)

(1)	As of December 31, 2004, variable-rate debt consisted of our bank credit facility. The bank credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margin. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2004, the average interest rate on the tranche C term loan was 4.9375%.
Aggregate notional amounts associated with interest rate swaps in place as of December 31, 2004 were as follows (listed by maturity date):

								Fair Value	Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	asset	liability

	(dollars in thousands)
Interest rate swaps:
Notional amount(1)	$50,000	$200,000	$—	$—	$—	$—	$250,000	$579	$1,117
Weighted-average fixed rate payable(2)	3.0%	3.6%	—	—	—	—	—	—	—
Weighted-average fixed rate receivable(3)	—	—	—	—	—	—	—	—	—

(1)	Includes notional amounts of $50.0 million and $200.0 million that will expire in April 2005 and August 2006, respectively.
(2)	Represents the weighted-average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

(3)	The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2004, the interest rate on the trance C term loan was 4.9375%.

NEXTEL PARTNERS FORM 10-K 2004

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NEXTEL PARTNERS FORM 10-K 2004

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,	December 31,
	2004	2003

		(as restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$147,484	$122,620
Short-term investments	117,095	146,191
Accounts receivable, net of allowance $15,874 and $14,873, respectively	190,954	150,219
Subscriber equipment inventory	49,595	24,007
Other current assets	31,388	19,006

Total current assets	536,516	462,043

PROPERTY, PLANT AND EQUIPMENT, at cost	1,546,685	1,380,866
Less—accumulated depreciation and amortization	(503,967)	(355,770)

Property, plant and equipment, net	1,042,718	1,025,096

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	375,470	371,898
Debt issuance costs and other, net of accumulated amortization of $6,456 and $12,165, respectively	20,995	30,273

Total non-current assets	396,465	402,171

TOTAL ASSETS	$1,975,699	$1,889,310

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$82,833	$76,654
Accrued expenses and other current liabilities (see Note 5)	115,447	98,878
Due to Nextel WIP	7,379	9,893

Total current liabilities	205,659	185,425

LONG-TERM OBLIGATIONS:
Long-term debt	1,632,518	1,653,539
Deferred income taxes	53,964	45,387
Other long-term liabilities	32,243	32,164

Total long-term obligations	1,718,725	1,731,090

TOTAL LIABILITIES	1,924,384	1,916,515

COMMITMENTS AND CONTINGENCIES (See Note 9)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred stock, par value $.001 per share, 13,110,000 shares authorized, no shares outstanding	—	—
Common stock, Class A, par value $.001 per share, 500,000,000 shares authorized, 181,557,105 and 183,186,434 shares, respectively, issued and outstanding, and paid-in capital	1,029,193	1,015,376
Common stock, Class B, par value $.001 per share convertible, 600,000,000 shares authorized, 84,632,604 and 79,056,228 shares, respectively, issued and outstanding, and paid-in capital	172,697	163,312
Accumulated deficit	(1,150,806)	(1,204,552)
Deferred compensation	(440)	(1,341)
Accumulated other comprehensive income	671	—

Total stockholders’ equity (deficit)	51,315	(27,205)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,975,699	$1,889,310

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS FORM 10-K 2004

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	For the Years Ended December 31,

	2004	2003	2002

		(as restated)	(as restated)
REVENUES:
Service revenues (earned from Nextel WIP $158,710, $115,894 and $79,471, respectively)	$1,291,352	$964,386	$646,169
Equipment revenues	77,075	54,658	24,519

Total revenues	1,368,427	1,019,044	670,688

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $121,644, $109,572, and $85,750 respectively) (incurred from Nextel WIP $117,491, $96,612, and $79,369 and American Tower $10,866, $10,381 and $10,271 respectively)	361,059	322,475	271,420
Cost of equipment revenues	143,848	114,868	87,130
Selling, general and administrative (Incurred from Nextel WIP $22,140, $13,292 and $6,996, respectively)	492,335	402,300	313,668
Stock based compensation (primarily selling, general and administrative related)	755	1,092	12,670
Depreciation and amortization	149,708	135,417	101,185

Total operating expenses	1,147,705	976,152	786,073

INCOME (LOSS) FROM OPERATIONS	220,722	42,892	(115,385)
Interest expense, net	(106,500)	(152,294)	(164,583)
Interest income	2,891	2,811	7,091
Gain (loss) on early retirement of debt	(54,971)	(95,093)	4,427

INCOME (LOSS) BEFORE DEFERRED INCOME TAX PROVISION	62,142	(201,684)	(268,450)
Deferred income tax provision	(8,396)	(7,811)	(18,188)

NET INCOME (LOSS)	53,746	(209,495)	(286,638)
Mandatorily redeemable preferred stock dividends	—	(2,141)	(3,950)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$53,746	$(211,636)	$(290,588)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Basic	$0.20	$(0.84)	$(1.19)

Diluted	$0.19	$(0.84)	$(1.19)

Weighted average number of shares outstanding
Basic	263,670,839	252,439,876	244,933,275

Diluted	304,985,247	252,439,876	244,933,275

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS FORM 10-K 2004

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2002, 2003 and 2004
(dollars in thousands)

	Class A		Class B
	Common Stock and		Common Stock and
	Paid-In Capital		Paid-In Capital				Accumulated
							Other
					Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Compensation	Income	Totals

BALANCE
December 31, 2001 (As restated)	165,562,642	$865,807	79,056,228	$163,312	$(702,328)	$(12,605)	—	$314,186
Series B redeemable preferred stock dividend	—	—	—	—	(3,950)	—	—	(3,950)
Net loss (As restated)	—	—	—	—	(286,638)	—	—	(286,638)
Issuance of stock options and restricted stock	180,000	4,710	—	—	—	(4,710)	—	—
Conversion of long-term debt to common stock, net	4,064,538	28,056	—	—	—	—	—	28,056
Deferred compensation—options forfeited	—	(3,400)	—	—	—	3,400	—	—
Vesting of deferred compensation	—	—	—	—	—	12,670	—	12,670
Stock options exercised	420,987	816	—	—	—	—	—	816
Stock issued for employee stock purchase plan	569,422	1,767	—	—	—	—	—	1,767

BALANCE
December 31, 2002 (As restated)	170,797,589	$897,756	79,056,228	$163,312	$(992,916)	$(1,245)	$—	$66,907
Series B redeemable preferred stock dividend	—	—	—	—	(2,141)	—	—	(2,141)
Net loss (As restated)	—	—	—	—	(209,495)	—	—	(209,495)
Issuance of stock options and restricted stock	50,000	1,688	—	—	—	(1,188)	—	500
Conversion of long-term debt to common stock, net	1,076,000	6,896	—	—	—	—	—	6,896
Vesting of deferred compensation	—	—	—	—	—	1,092	—	1,092
Stock options exercised	921,192	3,512	—	—	—	—	—	3,512
Stock issued for employee stock purchase plan	341,653	1,799	—	—	—	—	—	1,799
Class A common stock issued, net of equity issuance costs	10,000,000	103,725	—	—	—	—	—	103,725

BALANCE
December 31, 2003 (As restated)	183,186,434	$1,015,376	79,056,228	$163,312	$(1,204,552)	$(1,341)	$—	$(27,205)
Net Income	—	—	—	—	53,746	—	—	53,746
Other comprehensive income, net of tax:
Unrealized gain/loss on cash flow hedge	—	—	—	—	—	—	671	671

Comprehensive Income								54,417

Forfeitures of deferred compensation	—	(265)	—	—	—	265	—	—
Class A common stock acquired by Nextel WIP	(5,576,376)	(9,385)	5,576,376	9,385	—	—	—	—
Vesting of deferred compensation	—	—	—	—	—	755	—	755
Modification of stock options	—	119	—	—	—	(119)	—	—
Stock options exercised	3,743,441	20,816	—	—	—	—	—	20,816
Stock issued for employee stock purchase plan	203,606	2,532	—	—	—	—	—	2,532

BALANCE
December 31, 2004	181,557,105	$1,029,193	84,632,604	$172,697	$(1,150,806)	$(440)	$671	$51,315

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS FORM 10-K 2004

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended December 31,

	2004	2003	2002

		(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$53,746	$(209,495)	$(286,638)
Adjustments to reconcile net income (loss) to net cash from operating activities
Deferred income tax provision	8,396	7,811	18,188
Depreciation and amortization	149,708	135,417	101,185
Amortization of debt issuance costs	3,888	5,173	4,466
Interest accretion for senior discount notes	20	28,975	55,464
Bond discount amortization	980	1,252	1,079
Loss (gain) on retirement of debt	54,971	95,093	(4,427)
Fair value adjustments of derivative instruments	(4,018)	(4,100)	2,326
Stock based compensation	755	1,092	12,670
Other	279	3,416	(188)
Changes in current assets and liabilities:
Accounts receivable, net	(40,735)	(19,760)	(45,330)
Subscriber equipment inventory	(25,588)	(7,594)	(9,298)
Other current and long-term assets	(12,482)	(3,894)	(6,149)
Accounts payable, accrued expenses and other current liabilities	14,954	52,853	31,939
Operating advances due to (from) Nextel WIP	(2,408)	915	8,244

Net cash from operating activities	202,466	87,154	(116,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(156,843)	(179,794)	(274,911)
FCC licenses	(3,873)	(16,026)	(52,156)
Proceeds (investments) from sale and maturities of short-term investments, net	29,096	(18,684)	125,419

Net cash from investing activities	(131,620)	(214,504)	(201,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	724,565	1,125,000	50,000
Stock options exercised	20,453	3,512	816
Proceeds from stock issued for employee stock purchase plan	2,532	1,799	1,767
Proceeds from sale lease-back transactions	1,939	6,860	30,591
Debt repayments	(788,909)	(1,034,930)	—
Capital lease payments	(3,209)	(2,617)	—
Class A common stock issued	—	104,500	—
Debt and equity issuance costs	(3,353)	(21,676)	(1,894)

Net cash from financing activities	(45,982)	182,448	81,280

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,864	55,098	(236,837)
CASH AND CASH EQUIVALENTS, beginning of year	122,620	67,522	304,359

CASH AND CASH EQUIVALENTS, end of year	$147,484	$122,620	$67,522

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for income taxes	$—	$—	$—

Capitalized interest on accretion of senior discount notes	$—	$379	$1,136

Accretion of mandatorily redeemable preferred stock dividends	$—	$2,141	$3,950

Retirement of long-term debt with common stock	$—	$6,973	$28,078

Capital lease acquisition	$—	$—	$27,453

Cash paid for interest, net of capitalized amount	$114,815	$103,485	$98,777

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS FORM 10-K 2004

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Nextel Partners (“We”) provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission (“FCC”). Our operations are primarily conducted by Nextel Partners Operating Corporation (“OPCO”), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.
Our digital network (“Nextel Digital Wireless Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (“Motorola”) (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”), govern the support services to be provided to us by Nextel WIP (see Note 12).
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

NEXTEL PARTNERS FORM 10-K 2004

Net Income (Loss) per Share
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plan and outstanding unvested restricted stock using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes using the if-converted method. For the years ended December 31, 2002 and 2003, basic and diluted loss per share are equal since common equivalent shares are excluded from the calculation of diluted earnings per share as their effects are antidilutive due to our net losses.
The following schedule is our net income (loss) per share calculation for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

		(as restated)	(as restated)
	(in thousands, except share and per share
	amounts)
Income (loss) attributable to common stockholders (numerator for basic)	$53,746	$(211,636)	$(290,588)
Effect of dilutive securities:
Convertible Senior Notes	4,500	—	—

Adjusted Income (loss) attributable to common stockholders (numerator for diluted)	$58,246	$(211,636)	$(290,588)

Gross weighted average common shares outstanding	263,807,868	252,609,931	245,556,250
Less: Weighted average shares subject to repurchase	(137,029)	(170,055)	(622,975)

Weighted average common shares outstanding— basic (denominator for basic)	263,670,839	252,439,876	244,933,275
Effect of dilutive securities:
Convertible Senior Notes	32,872,584	—	—
Stock options	8,338,967	—	—
Restricted stock (unvested)	102,857	—	—

Weighted average common shares outstanding— diluted (denominator for diluted)	304,985,247	252,439,876	244,933,275

Net income (loss) per share, basic	$0.20	$(0.84)	$(1.19)

Net income (loss) per share, diluted	$0.19	$(0.84)	$(1.19)

As of December 31, 2004, approximately 2.8 million options were excluded from the calculation of diluted earnings per common share as their exercise prices exceeded the average market price of our class A common stock. As of December 31, 2003 and 2002, approximately 170,000 and 710,000 shares of restricted stock, respectively, and approximately 18.2 and 16.5 million options, respectively, were excluded from the calculation of common equivalent shares, as their effects were antidilutive.

NEXTEL PARTNERS FORM 10-K 2004

Cash and Cash Equivalents
Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.
Short-Term Investments
Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. We classify our investment securities as trading because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.
The fair value of our investment securities by type at December 31, 2004 and 2003 were as follows:

	As of December 31,

	2004	2003

	(in thousands)
U.S. government agency securities	$87,241	$89,728
Other asset backed securities	15,939	—
Commercial paper	9,213	53,947
U.S. Treasury securities	3,001	2,516
Auction rate securities	1,701	—

Total short-term investments	$117,095	$146,191

These investments are subject to price volatility associated with any interest-bearing instrument. Net realized gains on trading securities during the years ended December 31, 2004, 2003 and 2002 were $68,000, $258,000 and $307,000, respectively, and are included in interest income. Net unrealized holding gains/(losses) on trading securities at December 31, 2004, 2003 and 2002 were $(137,000), $149,000 and $224,000, respectively, and are included in interest income.
The contractual maturities for the agency securities were an average of approximately 10 months as of December 31, 2004 and December 31, 2003. As of December 31, 2004 and 2003, the U.S. Treasuries contractual maturities were an average of approximately 13 and 11 months, respectively, and commercial paper contractual maturities were an average of approximately four months each, respectively.
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

NEXTEL PARTNERS FORM 10-K 2004

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
We follow the Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs are depreciated over three years, with the exception of the costs pertaining to our billing system, which is depreciated over seven years. As of December 31, 2004 and 2003, we had a net book value of $22.7 million and $24.9 million, respectively, of capitalized software costs. During the years ended December 31, 2004, 2003 and 2002, we recorded $7.7 million, $7.1 million and $3.8 million, respectively, in depreciation expense.
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
Sale-Leaseback Transactions
We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During 2004, 2003 and 2002 we received cash proceeds of approximately $1.9 million, $6.9 million and $30.6 million, respectively, for assets sold to third parties. Gains on sale-leaseback transactions are recognized over the lease term.
Capitalized Interest
Our wireless communications systems and FCC licenses represent qualifying assets pursuant to SFAS No. 34, “Capitalization of Interest Cost.” For the years ended December 31, 2004, 2003 and 2002, we capitalized interest of approximately $1.2 million, $1.7 million and $3.2 million, respectively.
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

NEXTEL PARTNERS FORM 10-K 2004

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
As a result of adopting SFAS No. 142, we record a non-cash income tax provision. This charge is required because we have significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of accelerated and continued amortization of FCC licenses for tax purposes. Historically, we did not need a valuation allowance for the portion of our net operating loss equal to the amount of license amortization expected to occur during the carry forward period of our net operating loss. Because we ceased amortizing licenses for financial statement purposes on January 1, 2002, we can no longer reasonably estimate the amount, if any, of deferred tax liabilities related to our FCC licenses which will reverse during the net operating loss carry forward period. Accordingly, we increased the valuation allowance with a corresponding deferred tax provision as the deferred tax liabilities related to FCC license amortization increase. During the years ended December 31, 2004, 2003 and 2002, we recorded a deferred income tax provision of $8.4 million, $7.8 million and $18.2 million, respectively, relating to our FCC licenses. We have continued to record a full valuation allowance on our net deferred tax assets through December 31, 2004, given cumulative losses in recent years. We believe sufficient positive evidence, predominately taxable income, may emerge in 2005. This evidence could support a conclusion that some or all of the valuation allowance may not be necessary by December 31, 2005.
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
On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.
Derivatives that are non-cash flow hedging instruments
In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004, we terminated the $60 million interest rate swap agreement in accordance with its original terms and paid approximately $639,000 for the final

NEXTEL PARTNERS FORM 10-K 2004

settlement. We did not record any realized gain or loss with this termination since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.
The term B and C loans were replaced in connection with the refinancing of our credit facility in May 2004; however, we maintained the existing $50 million rate swap agreement expiring in April 2005. The interest rate swap agreement has the effect of converting certain of our variable rate obligations to fixed or other variable rate obligations. Prior to the adoption of SFAS No. 133 (as described below), amounts paid or received under the interest rate swap agreement were accrued as interest rates changed and recognized over the life of the swap agreement as an adjustment to interest expense.
The swap agreement does not qualify for cash flow hedge accounting. In accordance with SFAS No. 133, the fair value of the swap agreement is included in other current liabilities on the balance sheet. For the years ended December 31, 2004, 2003 and 2002, we recorded non-cash, non-operating gains of $3.4 million and $4.1 million and a charge of $2.3 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.
Cash Flow Hedging Instruments
In September 2004 we entered into a series of interest rate swap agreements for $150 million, which has the effect of converting certain of our variable interest rate $700 million term C loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 and expiring August 31, 2006.
These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we must perform an effectiveness test. In accordance with SFAS 133, the fair value of the swap agreements at December 31, 2004 was included in other current assets and other non-current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at December 31, 2004. There were no amounts reclassified into current earnings due to ineffectiveness during 2004 and none are expected for 2005.
See Note 7, Fair Value of Financial Instruments and Note 15, Accumulated Other Comprehensive Income.
Revenue Recognition
Service revenues primarily include fixed monthly access charges for the digital cellular voice service, Nextel Direct Connect, and other wireless services and variable charges for airtime usage in excess of plan minutes. We recognize revenue for access charges and other services charged at fixed amounts plus excess airtime usage ratably over the service period, net of customer discounts and adjustments, over the period earned.
For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the years ended December 31, 2004 and 2003 were $13.4 million and $6.7 million, respectively.
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
Under EITF Issue No. 00-21, we are no longer required to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from handset equipment sales and the related cost of handset equipment revenues when title to the handset equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This has resulted in the classification of amounts received for the sale of the handset equipment,

NEXTEL PARTNERS FORM 10-K 2004

including any activation fees charged to the customer, as equipment revenues at the time of the sale. In December 2003, the SEC staff issued SAB No. 104, “Revenue Recognition in Financial Statements,” which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.
For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the years ended December 31, 2004, 2003 and 2002, we recognized $24.0 million, $29.7 million and $22.1 million, respectively, of activation fees and handset equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Year Ended December 31,

	2004	2003	2002

		(as restated)	(as restated)
	(in thousands, except per share amount)
Service revenues	$1,287,604	$963,380	$649,366

Equipment revenues	$56,817	$49,225	$36,287

Cost of equipment revenues	$119,842	$108,429	$102,095

Income (Loss) attributable to common stockholders	$53,746	$(211,636)	$(290,588)

Income (Loss) per share attributable to common stockholders, basic	$0.20	$(0.84)	$(1.19)

Income (Loss) per share attributable to common stockholders, diluted	$0.19	$(0.84)	$(1.19)

Advertising Costs
Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $50.1 million, $34.6 million and $35.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Debt Issuance Costs
In relation to the issuance of long-term debt discussed in Note 6, we incurred a cumulative total of $43.2 million, $61.8 million and $40.9 million in deferred financing costs as of December 31, 2004, 2003 and 2002, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation using the effective interest rate method. For the years ended December 31, 2004, 2003 and 2002, $3.9 million, $5.2 million and $4.5 million of debt issuance costs, respectively, were amortized and included in interest expense.
For the year ended December 31, 2004, we wrote off $9.8 million in net deferred financing costs related to our repurchase for cash of our remaining 14% senior discount notes and 11% senior notes and the repayment by us of our borrowings under our tranche B senior secured credit facility.
For the year ended December 31, 2003, we wrote off $15.9 million in net deferred financing costs related to our repurchase for cash of an aggregate of $996.7 million (principal amount at maturity) of our 14% senior discount notes, 11% senior notes, 12 1/2% senior notes and credit facilities, and to our exchange of $8.0 million of our 14% senior discount notes for equity.
Stock-Based Compensation
In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation–Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We

NEXTEL PARTNERS FORM 10-K 2004

continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We have provided the disclosures required by SFAS No. 148.
As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted in 2004, 2003 and 2002 our net income (loss) and basic and diluted income (loss) per share would have increased to the pro forma amounts indicated below:

	For the Year Ended December 31,

	2004	2003	2002

		(as restated)	(as restated)
	(in thousands, except per share amount)
Net income (loss), as reported	$53,746	$(211,636)	$(290,588)
Add: stock-based employee compensation expense (income) included in reported net income (loss)	755	1,092	12,670
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(24,523)	(25,248)	(35,855)

As adjusted, net income (loss)	$29,978	$(235,792)	$(313,773)

Basic income (loss) per share attributable to common stockholders:
As reported	$0.20	$(0.84)	$(1.19)

As adjusted	$0.11	$(0.93)	$(1.28)

Diluted income (loss) per share attributable to common stockholders:
As reported	$0.19	$(0.84)	$(1.19)

As adjusted	$0.11	$(0.93)	$(1.28)

Weighted average fair value per share of options granted	$8.37	$4.84	$4.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2004	2003	2002

Expected stock price volatility	50% - 70%	74% - 85%	80%
Risk-free interest rate	3.1% - 3.4%	3.6% - 3.8%	3.8%
Expected life in years	4-5 years	6 years	6 years
Expected dividend yield	0.00%	0.00%	0.00%
The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.
Income Taxes
We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” we provide valuation allowances for deferred tax assets for which we do not consider realization of such assets to be more likely than not. See Note 8, Income Taxes.

NEXTEL PARTNERS FORM 10-K 2004

Segment Reporting
SFAS No. 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, we have determined that we have one reportable segment: wireless services.
Reclassifications
Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.
Asset Retirement Obligations
During 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, we have ARO associated with our removal of equipment from the cell sites, towers, and office and retail space that we lease from third parties.
Recently Issued Accounting Pronouncements
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We adopted FIN 46R effective January 1, 2004 without any impact to our financial statements, as we do not believe that we have any existing variable interest entities that require consolidation.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 151, which becomes effective July 1, 2005.
In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded APB No. 25, “Accounting for Stock Issued to Employees.” We will continue to apply the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25 and provide the disclosures as required by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” until SFAS No. 123R becomes effective July 1, 2005. Upon implementation of SFAS No. 123R, we will recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We expect our stock-based compensation in 2005 to increase by approximately $15 million upon adoption of SFAS No. 123R for stock option grants through January 31, 2005. The estimate of $15 million is based on preliminary information available to the company and could potentially change based on actual facts and circumstances. It excludes any expense that would be recognized from any acceleration of the vesting of options that may result upon certain events, including a change of control that is discussed further in Note 16, Recent Developments.
In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which requires nonmonetary exchanges to be accounted for at fair value. SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions,” which was issued in May 1973. We are in the process of evaluating the financial statement impact of the adoption of SFAS No. 152, which becomes effective July 1, 2005.

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
During the course of preparing our consolidated financial statements for 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical

NEXTEL PARTNERS FORM 10-K 2004

Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. We also adjusted deferred gains from sale-leaseback transactions related to telecommunication towers to correspond with the initial lease term and renewal periods that are reasonably assured. The cumulative impact of this adjustment as of December 31, 2004 resulted in an $18.3 million understatement of rent expense and a $0.1 million understatement of depreciation expense for an aggregate $18.4 million understatement in accumulated deficit. The impact on our diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 was $0.02 per share. As the modifications relate solely to accounting treatment, they will not affect our historical or future cash flow or the timing of payments under its relevant leases. As such, the restatement does not have any impact on our previously reported net cash flows from operating, investing and financing activities, cash position and revenues.
The following tables summarize the effects of this restatement on our consolidated balance sheet as of December 31, 2003 and the consolidated statements of operations for the years ended December 31, 2003 and 2002. We have not presented a summary of impact of the restatement on our consolidated statements of cash flows for any of the above referenced periods because the net impact for each year-end is zero.

	For the Year Ended December 31, 2003

	(as reported)	(adjustments)	(as restated)
	(dollars in thousands)
Consolidated Balance Sheet
Other long-term liabilities	$18,255	$13,909	$32,164
Total long-term liabilities	1,717,181	13,909	1,731,090
Total liabilities	1,902,606	13,909	1,916,515
Accumulated deficit	(1,190,643)	(13,909)	(1,204,552)
Total stockholders’ equity (deficit)	(13,296)	(13,909)	(27,205)

	For the Year Ended December 31, 2003

	(as reported)	(adjustments)	(as restated)
	(dollars in thousands,
	except per share amounts)
Consolidated Statement of Operations
Cost of service revenues	$318,038	$4,437	$322,475
Total operating expenses	971,715	4,437	976,152
Income (loss) from operations	47,329	(4,437)	42,892
Income (loss) before deferred income tax provision	(197,247)	(4,437)	(201,684)
Net income (loss)	(205,058)	(4,437)	(209,495)
Net income (loss) attributable to common stockholders	(207,199)	(4,437)	(211,636)
Basic net income (loss) per share attributable to common stockholders	$(0.82)	$(0.02)	$(0.84)
Diluted net income (loss) per share attributable to common stockholders	$(0.82)	$(0.02)	$(0.84)

NEXTEL PARTNERS FORM 10-K 2004

	For the Year Ended December 31, 2002

	(as reported)	(adjustments)	(as restated)
	(dollars in thousands,
	except per share amounts)
Consolidated Statement of Operations
Cost of service revenues	$267,266	$4,154	$271,420
Total operating expenses	781,919	4,154	786,073
Income (loss) from operations	(111,231)	(4,154)	(115,385)
Income (loss) before deferred income tax provision	(264,296)	(4,154)	(268,450)
Net income (loss)	(282,484)	(4,154)	(286,638)
Net income (loss) attributable to common stockholders	(286,434)	(4,154)	(290,588)
Basic net income (loss) per share attributable to common stockholders	$(1.17)	$(0.02)	$(1.19)
Diluted net income (loss) per share attributable to common stockholders	$(1.17)	$(0.02)	$(1.19)
3. CAPITAL LEASES
     In 2002, we entered into an agreement with a third party for a sale-leaseback of certain switch equipment. The closing of this transaction resulted in proceeds to us of approximately $28 million. The gain was initially deferred on this transaction and is being amortized over the lease term. Our lease for the equipment qualifies as a capital lease. The following was recorded as equipment under capital lease:

	As of
	December 31,

	2004	2003

	(in thousands)
Equipment	$27,453	$27,453
Accumulated amortization	(8,866)	(4,985)

Net equipment	$18,587	$22,468

See also Note 6, Non-Current Portion of Long-Term Debt.
4. PROPERTY AND EQUIPMENT

	As of December 31,

	2004	2003

	(in thousands)
Equipment	$1,358,969	$1,223,279
Furniture, fixtures and software	125,299	105,544
Building and improvements	9,870	8,523
Less–accumulated depreciation and amortization	(503,967)	(355,770)

Subtotal	990,171	981,576
Construction in progress	52,547	43,520

Total property and equipment	$1,042,718	$1,025,096

NEXTEL PARTNERS FORM 10-K 2004

For the years ended December 31, 2004, 2003 and 2002, we recorded depreciation and amortization expense of $149.7 million, $135.4 million and $101.2 million, respectively, including $3.9 million, $3.9 million and $1.0 million, respectively, for assets under capital lease.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,

	2004	2003

	(in thousands)
Accrued payroll and related	$37,303	$35,224
Accrued interest	26,051	35,815
Inventory in transit	17,461	1,355
Customer deposits	14,160	8,798
Other accrued expenses	10,663	6,766
Current portion of long-term debt and capital leases	3,500	3,208
Accrued advertising	3,184	3,566
Accrued network and interconnect	3,125	4,146

Total accrued expenses and other current liabilities	$115,447	$98,878

6.	NON-CURRENT PORTION OF LONG-TERM DEBT

	As of December 31,

	2004	2003

	(in thousands)
Bank Credit Facility–tranche C loan and term B and C loans, respectively; interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	$700,000	$375,000
8 1/8% Senior Notes due 2011, net of $0.4 million and $0 discount, respectively, interest payable semi-annually in cash and in arrears	474,593	450,000
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	300,000	300,000
12 1/2% Senior Discount Notes due 2009, net discount of $7.0 million and $7.9 million, respectively	139,296	138,344
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	1,157	367,450
14% Senior Discount Notes due 2009	—	1,773
Capital leases	17,472	20,972

Total non-current portion of long-term debt	$1,632,518	$1,653,539

12 1/2% Senior Discount Notes Due 2009
On December 4, 2001, we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15, which commenced on May 15, 2002. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior

NEXTEL PARTNERS FORM 10-K 2004

discount notes due 2009 in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from our public offering in November 2003.
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
The 12 1/2% senior discount notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2004, we were in compliance with applicable covenants.
The 12 1/2% senior discount notes are redeemable at our option, in whole or in part, any time on or after November 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of redemption.
14% Senior Discount Notes Due 2009
Our 14% senior discount notes due 2009 were issued in January 1999. The notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $406.4 million. In July 1999 we exchanged these notes for registered notes having the same financial terms and covenants as the notes issued in January 1999. Cash interest began accruing on the notes on February 1, 2004. On April 18, 2000, we redeemed 35% of the accreted value of these outstanding notes for approximately $191.2 million with proceeds from our initial public offering. The redemption payment of $191.2 million included $167.7 million of these outstanding notes (principal amount at maturity) plus a 14% premium of approximately $23.5 million. In November and December 2002 we exchanged approximately $27.0 million (principal amount at maturity) of the notes for shares of our Class A common stock and again in January and February 2003 exchanged an additional $8.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. From May 13, 2003 through June 4, 2003, we repurchased for cash approximately $86.1 million (principal amount at maturity) of the notes outstanding for $87.9 million. On June 11, 2003 we commenced a tender offer that expired July 11, 2003 to repurchase all of the remaining notes outstanding, which through June 30, 2003 we purchased approximately $375.8 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $398.1 million. From July 1, 2003 through July 11, 2003, we repurchased for cash an additional $16.5 million (principal amount at maturity) of the 14% senior discount notes due 2009 for $17.5 million. On December 1, 2003 we repurchased for cash $4.8 million (principal amount at maturity) of the outstanding notes for $5.1 million, leaving approximately $1.8 million of the 14% senior discount notes due 2009 outstanding as of December 31, 2003.
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
In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. During August 2003 and March 2004, we repurchased for cash $22.6 million and $10.5 million (principal

NEXTEL PARTNERS FORM 10-K 2004

amounts at maturity), respectively, of our 11% senior notes dues 2010 in open-market purchases for $25.0 million and $11.8 million, respectively, including accrued interest.
On April 28, 2004, we commenced a tender offer and consent solicitation relating to all of our outstanding 11% senior notes due 2010. The tender offer expired May 25, 2004 and we received the consents necessary to amend the indentures governing the 11% senior notes due 2010 to eliminate substantially all restrictive covenants and certain event of default provisions. As of December 31, 2004 we had purchased approximately $355.8 million (principal amount at maturity) of our 11% senior notes due 2010 for $406.6 million including accrued interest, resulting in a loss of approximately $43.8 million for the premium paid for retiring the debt early. The tender offer was funded through a combination of proceeds from a private placement of $25 million aggregate principal amount of 8 1/8% senior notes due 2011, refinancing our wholly owned subsidiary’s existing $375.0 million tranche B term loan with a new $700.0 million tranche C term loan and available cash.
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
The 11% senior notes due 2010 contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of December 31, 2004, with respect to $1.2 million (principal amount at maturity) of 11% senior notes due 2010 that remain outstanding, we were in compliance with applicable covenants.
The 11% senior notes due 2010 are redeemable at our option, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages, if any, at the date of redemption.
1 1/2% Convertible Senior Notes Due 2008
In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due 2008 in private placements. At the option of the holders, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.
In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible.
The 1 1/2% convertible senior notes due 2008 represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 1 1/2% convertible senior notes due 2008 are effectively subordinated

NEXTEL PARTNERS FORM 10-K 2004

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
The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. As of December 31, 2004, we were in compliance with applicable covenants.

Bank Credit Facility
On May 19, 2004, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and book runners, Morgan Stanley Senior Funding, Inc. as syndication agent, and JPMorgan Chase Bank as administrative agent. The new credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on the last business day in May falling on or nearest to May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. As of December 31, 2004, $700.0 million of the tranche C term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The proceeds from the tranche C term loan were used to repay borrowings under our previous tranche B senior secured credit facility as well as fund a portion of the tender offer for our 11% senior notes due 2010.
The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2004, the interest rate on the tranche C term loan was 4.9375%.
Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of December 31, 2004, we were in compliance with all covenants associated with this credit facility.

NEXTEL PARTNERS FORM 10-K 2004

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
The following schedule shows the pro forma impact of SFAS No. 150 had it been effective in prior periods.

	For the Year Ended
	December 31,

	2004	2003

		(as restated)
	(in thousands)
Net income (loss), as reported	$53,746	$(209,495)
Less: mandatorily redeemable preferred stock dividend classified as interest expense	—	(2,141)

Net income (loss), adjusted for SFAS No. 150	$53,746	$(211,636)

Future Maturities of Long-Term Debt and Capital Leases
Scheduled annual maturities of long-term debt outstanding under existing long-term debt agreements and the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2004 are as follows:

	Annual Maturities

	Long-Term	Capital
	Debt	Leases	Total

	(in thousands)
2005	$—	$5,227	$5,227
2006	—	5,227	5,227
2007	5,250	5,227	10,477
2008	307,000	5,227	312,227
2009	153,250	5,227	158,477
Thereafter	1,156,907	—	1,156,907

	1,622,407	26,135	1,648,542
Less—unamortized discount and interest(1)	(7,361)	(5,163)	(12,524)

	1,615,046	20,972	1,636,018
Current portion of capital lease obligation	—	(3,500)	(3,500)

Long-term debt and capital lease obligations	$1,615,046	$17,472	$1,632,518

(1)	Interest calculated for the capital leases is based on the implicit rate in the lease agreement.

NEXTEL PARTNERS FORM 10-K 2004

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value estimates, assumptions and methods used to estimate the fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We used quoted market prices to derive our estimates for the 14% senior discount notes due 2009, the 11% senior notes due 2010, the 12 1/2% senior notes due 2009, the 1 1/2% convertible senior notes due 2008 and the 8 1/8% senior notes due 2011. For the tranche B and C loans we estimated the fair value to be the same as the carrying amount due to the variable rate nature of the loan facilities. The carrying amount and fair value for the interest rate swap agreements covering our outstanding credit facilities are the same since we record the fair value on the balance sheet each month.

	As of December 31,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(in millions)
Long-term debt:
14% senior discount notes due 2009	N/A	N/A	$1.8	$1.9
11% senior notes due 2010	$1.2	$1.2	$367.5	$406.0
12 1/2% senior notes due 2009	$139.3	$158.1	$138.3	$159.8
1 1/2% convertible senior notes due 2008	$300.0	$656.9	$300.0	$488.1
8 1/8% senior notes due 2011	$474.6	$530.4	$450.0	$477.0
Tranche B loan	N/A	N/A	$375.0	$375.0
Tranche C loan	$700.0	$700.0	N/A	N/A
Interest rate swap liability—credit facility	N/A	N/A	$1.3	$1.3
Interest rate swap liability—credit facility	$1.1	$1.1	$3.9	$3.9
Interest rate swap asset—credit facility	$0.6	$0.6	N/A	N/A

NEXTEL PARTNERS FORM 10-K 2004

8.	INCOME TAXES
Deferred tax assets and liabilities consist of the following:

	As of December 31,

	2004	2003

		(as restated)
	(in thousands)
Deferred tax assets:
Operating loss carryforwards	$584,410	$561,087
Interest	681	5,434
Deferred compensation	4,035	9,681
Reserves and allowances	11,746	9,623
Other accrued expenses	11,501	9,828
Other	3,554	2,394

Total deferred tax assets	615,927	598,047
Valuation allowance	(421,129)	(444,702)

	194,798	153,345

Deferred tax liabilities:
Property, plant and equipment	(194,798)	(153,345)
FCC licenses	(53,964)	(45,387)

	(248,762)	(198,732)

Net deferred tax asset (liability)	$(53,964)	$(45,387)

At December 31, 2004, we had approximately $1.5 billion of consolidated net operating loss (“NOL”) carryforwards for federal income tax purposes expiring from 2019 through 2024, based on actual tax returns filed through 2003 and estimates prepared for the year ended December 31, 2004. The period of reversal for deferred tax liabilities related to FCC licenses can no longer be reasonably estimated due to the adoption of SFAS No. 142 on January 1, 2002 (see Note 1). As a result, we may not be able to rely on the reversal of deferred tax liabilities associated with FCC licenses as a means to realize our deferred tax assets. Under the provisions of SFAS No. 109, all available evidence, both positive and negative, should be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. To date, due to our lack of earnings history, we have not relied on forecast of future earnings as a means to realize our deferred tax assets. Accordingly, we continue to record a deferred tax valuation allowance against our deferred tax assets. At December 31, 2004 and 2003, we recorded deferred tax valuation allowances of $421.1 million and $444.7 million, respectively, representing a decrease of $23.6 million from 2003 to 2004. We believe sufficient positive evidence, predominately taxable income, may emerge in 2005. This evidence could support a conclusion that some or all of the valuation allowance may not be necessary by December 31, 2005.
We recorded tax expense of $8,396 and $7,811 in 2004 and 2003, respectively. Our 2004 and 2003 tax expense was all deferred tax expense.
The difference between the expected benefit computed using the statutory tax rate of approximately 35% in 2004 and 2003 and tax expense of $8,396 and $7,811, respectively, disclosed above is the result of 1) our inability to rely on the reversal of our deferred tax liabilities associated with FCC licenses as discussed above, and 2) the full valuation allowance against our net deferred tax assets.
Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of NOL carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of the stock.

NEXTEL PARTNERS FORM 10-K 2004

Approximately $52.9 million of the NOL carryforwards at December 31, 2004 result from deductions associated with the exercise of non-qualified employee stock options, of which the realization of a portion of these deductions would result in a credit to shareholders’ equity.

9.	COMMITMENTS AND CONTINGENCIES

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
For years subsequent to December 31, 2004, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year are as follows:

(in
thousands)
2005	$88,057
2006	67,475
2007	52,996
2008	40,991
2009	29,408
Thereafter	44,665

$323,592

Total rental expense for the years ended December 31, 2004, 2003 and 2002 was approximately $93.6 million, $84.7 million and $71.9 million, respectively.

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

NEXTEL PARTNERS FORM 10-K 2004

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
On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints allege that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs seek to enjoin such practices and seek a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also seek attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. On April 20, 2004, the court approved the settlement. On May 27, 2004, various objectors and class

NEXTEL PARTNERS FORM 10-K 2004

members appealed to the United States Court of Appeals for the Eighth Circuit. On February 1, 2005, the appellate court affirmed the settlement. On February 15, 2005, one of the objectors petitioned for a rehearing. Distribution of settlement benefits is stayed until the appellate court issues a final order resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
On December 27, 2004, Dolores Carter filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Dolores Carter v. Nextel WIP Corp., et al. Also on December 27, 2004, Donald Fragnoli filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Donald Fragnoli v. Nextel WIP Corp., et al, Civil Action No. 955-N. On February 1, 2005, Selena Mintz filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Selena Mintz v. John Chapple, et al, Civil Action No. 1065-N. In all three lawsuits, the plaintiffs seek declaratory and injunctive relief declaring that the announced merger transaction between Sprint Corporation and Nextel is an event that triggers the put right set forth in our restated certificate of incorporation and directing the defendants to take all necessary measures to give effect to the rights of our Class A common stockholders arising therefrom. We believe that the allegations in the lawsuits to the effect that the Nextel Partners defendants may take action, or fail to take action, that harms the interests of our public stockholders are without merit. As stated in this filing, we believe that the Sprint/ Nextel merger transaction, if successfully closed, will trigger the put rights set forth in our restated certificate of incorporation.
We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions or the items discussed above will have a material effect on our financial position or results of operations.
10. CAPITAL STOCK, STOCK RIGHTS AND REDEEMABLE STOCK
We currently have the authority to issue 1,213,110,000 shares of capital stock, divided into four classes as follows: (i) 500 million shares of Class A common stock, par value $.001 per share; (ii) 600 million shares of Class B convertible common stock, par value $.001 per share; (iii) 13,110,000 shares of Series B preferred stock, par value $.001 per share; and (iv) 100 million shares of other preferred stock.
The following is a summary description of our capital stock.
Common Stock
The holders of common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There is no provision for cumulative voting with respect to the election of directors. Holders of common stock are entitled to share equally, share for share, if dividends are declared on common stock, whether payable in cash, property or securities.
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

NEXTEL PARTNERS FORM 10-K 2004

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
Common Stock Reserved for Issuance
As of December 31, 2004, we reserved shares of common stock for future issuance as detailed below:

Employee options outstanding	19,414,035
Employee options available for grant	9,638,324
Employee stock purchase plan available for issuance	1,617,286
Shares upon conversion of 1 1/2% convertible senior notes	32,872,584

Total	63,542,229

11. STOCK AND EMPLOYEE BENEFIT PLANS
Restricted Stock
In 1998, we issued 8,774,994 shares of Class A common stock to our senior managers at $.00167 per share. During 1999 an additional 60,000 shares were issued to our senior management at $.00167 per share. Pursuant to the original agreements executed in connection with these grants, the shares issued to senior managers vested over a four-year period based on the passage of time and on certain company performance goals related to revenue, EBITDA as adjusted, and the successful build-out of our network. At the time of the initial public offering (February 25, 2000), all vesting provisions related to performance goals were removed and these shares now vest solely based on the passage of time. Accordingly, compensation expense for 2000 and thereafter is fixed and recognized over the remaining vesting period of these restricted shares. As of December 31, 2004, 2003 and 2002, 8,834,994 shares, 8,834,994 shares, and 8,834,994 shares, respectively, were considered fully vested.
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
Compensation expense for 2004, 2003 and 2002 accounted for as being fixed was approximately $421,000, $222,573 and $8.4 million, respectively. We use the FIN 28 accelerated vesting model to recognize the compensation expense.
Nonqualified Stock Option Plan
In January 1999, we adopted the Nonqualified Stock Option Plan (the “Plan”). Under the Plan, as amended, the Board of Directors may grant nonqualified stock options to purchase up to 34,545,354 shares of our Class A common stock to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and those granted under the Plan during 1999 and 2000 vest over 3 years with 1/3 vesting at the end of each year. No options under this Plan may be granted after January 1, 2008. For the options granted October 31, 2001 and thereafter, the vesting period was changed to four years with 1/4 vesting each year on October 31. Prior to the initial public offering, grants under this Plan were considered compensatory and were accounted for on a basis similar to stock appreciation rights. At the initial public offering (February 25, 2000), the intrinsic value of the outstanding options was recorded and is being amortized over the remaining vesting periods. We recognized compensation expense for the years ended December 31, 2004, 2003 and 2002 of approximately $334,000, $869,800 and $4.3 million, respectively.

NEXTEL PARTNERS FORM 10-K 2004

The following table summarizes all stock options granted, exercised and forfeited, including options issued outside of the Plan.

	Number of Options	Option Price			Weighted Average
	Outstanding	Range			Exercise Price

Outstanding December 31, 2001	11,589,750	$1.67	-	$29.06	$8.05
Granted	6,671,885	$2.38	-	$8.00	$6.35
Exercised	(420,987)	$1.67	-	$5.35	$1.94
Forfeitures	(1,351,477)	$1.85	-	$29.00	$8.91

Outstanding December 31, 2002	16,489,171	$1.67	-	$29.06	$7.43
Granted	4,300,650	$4.74	-	$9.22	$6.83
Exercised	(921,192)	$1.67	-	$11.31	$4.01
Forfeitures	(1,708,067)	$1.85	-	$23.88	$7.88

Outstanding December 31, 2003	18,160,562	$1.67	-	$29.06	$7.33
Granted	7,125,460	$12.43	-	$17.57	$13.97
Exercised	(3,743,441)	$1.67	-	$16.81	$5.78
Forfeitures	(2,128,546)	$1.85	-	$29.06	$10.35

Outstanding December 31, 2004	19,414,035	$1.67	-	$29.06	$9.73

Exercisable, December 31, 2002	6,658,516	$1.67	-	$29.06	$7.49

Exercisable, December 31, 2003	8,797,768	$1.67	-	$29.06	$8.29

Exercisable, December 31, 2004	9,197,638	$1.67	-	$29.06	$9.43

The following table is a summary of the stock options outstanding at December 31, 2004:

Options Outstanding						Options Exercisable

				Weighted	Weighted		Weighted
Range of				Average	Average		Average
Exercise			Number	Remaining	Exercise	Number	Exercise
Prices			Outstanding	Life	Price	Exercisable	Price

$1.67	-	$3.83	3,151,158	6.0	$2.66	2,259,508	$2.23
$3.85	-	$5.95	2,086,303	6.9	$5.32	1,398,025	$5.34
$6.27	-	$6.67	2,641,115	8.0	$6.67	475,002	$6.67
$8.00	-	$13.40	2,916,957	7.2	$8.19	1,204,587	$8.20
$13.86	-	$14.08	5,795,785	9.1	$13.86	1,426,799	$13.86
$14.13	-	$29.06	2,822,717	6.5	$16.86	2,433,717	$17.02

$1.67	-	$29.06	19,414,035	7.5	$9.73	9,197,638	$9.43

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (the “ESPP”) was made effective in April 2000 and provides for the issuance of up to 3 million shares of Class A common stock to employees participating in the plan. Eligible employees may subscribe to purchase shares of Class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code.) During 2004, 2003 and 2002, employees purchased 203,606 shares, 341,653 shares and 569,422 shares, respectively, of Class A common stock with an aggregate value of approximately $2.5 million, $1.8 million and $1.8 million, respectively.

NEXTEL PARTNERS FORM 10-K 2004

Employee Benefit Plan
We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. We provide a matching contribution of $0.50 for every $1.00 contributed by the employee up to 3% of each employee’s salary. Such contributions were approximately $1.7 million, $1.1 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the same years, we had no other pension or post-employment benefit plans.
12. RELATED PARTY TRANSACTIONS
Nextel Operating Agreements
We, our operating subsidiary (OPCO) and Nextel WIP, which held approximately 31.8% of our outstanding common stock as of December 31, 2004 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the years ended December 31, 2004, 2003 and 2002,we earned approximately $158.7 million, $115.9 million, and $79.5 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.
During the years ended December 31, 2004, 2003 and 2002, we incurred charges from Nextel WIP totaling $117.5 million, $96.6 million and $79.4 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.
During 2002, 2003 and 2004, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the years ended December 31, 2004, 2003 and 2002, we were charged approximately $16.0 million, $8.9 million and $4.1 million, respectively, for these services including a royalty fee and a sponsorship fee for NASCAR. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the years ended December 31, 2004, 2003 and 2002, we were charged approximately $6.1 million, $4.4 million and $2.9 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.
Under our initial and expansion capitalization transactions, Nextel transferred SMR licenses to three wholly owned subsidiaries of Nextel WIP. Nextel WIP transferred the stock of two of these subsidiaries to us and, upon approval of the FCC, transferred the stock of the third subsidiary to us. At December 31, 2004, approximately $2.8 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.
In the event of a termination of the joint venture agreement, Nextel WIP could, under certain circumstances, purchase or be required to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock. The circumstances that could trigger these rights and obligations include, without limitation, termination of our operating agreements with Nextel WIP, a change of control of Nextel or a failure by us to make certain required changes to our business. See “Business—Risk Factors—Under certain circumstances, Nextel WIP has the ability to purchase, and a majority of our Class A stockholders can cause Nextel WIP to purchase, all of our outstanding Class A common stock, and the recently announced Sprint-Nextel transaction may trigger these rights” and our restated certificate of incorporation for a more detailed description of these provisions.
Business Relationship
In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower

NEXTEL PARTNERS FORM 10-K 2004

Corporation. During the years ended December 31, 2004, 2003 and 2002, we paid American Tower Corporation for these tower leases $10.9 million, $10.4 million and $10.3 million, respectively.
13. QUARTERLY FINANCIAL DATA (Unaudited)
Selected quarterly consolidated financial information for the years ended December 31, 2004 and 2003 is as follows, including “as restated” and “as reported” information. Please refer to Note 2 for additional information on the restatement (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

	(as restated)
Total revenues	$306,131	$332,399	$357,542	$372,355
Operating expenses	$269,976	$281,124	$292,415	$304,190
Income (loss) attributable to common stockholders	$3,523	$(20,498)	$34,409	$36,312
Income (loss) per share:
Basic	$0.01	$(0.08)	$0.13	$0.14
Diluted	$0.01	$(0.08)	$0.12	$0.12

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

	(as reported)
Total revenues	$306,131	$332,399	$357,542	$372,355
Operating expenses	$268,845	$280,011	$291,303	$303,059
Income (loss) attributable to common stockholders	$4,654	$(19,385)	$35,521	$37,443
Income (loss) per share:
Basic	$0.02	$(0.07)	$0.13	$0.14
Diluted	$0.02	$(0.07)	$0.12	$0.13

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(as restated)
Total revenues	$207,809	$234,269	$280,914	$296,052
Operating expenses	$215,714	$234,297	$260,079	$266,062
Income (loss) attributable to common stockholders	$(51,365)	$(111,041)	$(23,130)	$(26,100)
Income (loss) per share:
Basic	$(0.21)	$(0.44)	$(0.09)	$(0.10)
Diluted	$(0.21)	$(0.44)	$(0.09)	$(0.10)

	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

	(as reported)
Total revenues	$207,809	$234,269	$280,914	$296,052
Operating expenses	$214,587	$233,265	$258,928	$264,935
Income (loss) attributable to common stockholders	$(50,238)	$(110,009)	$(21,979)	$(24,973)
Income (loss) per share:
Basic	$(0.20)	$(0.44)	$(0.09)	$(0.10)
Diluted	$(0.20)	$(0.44)	$(0.09)	$(0.10)

NEXTEL PARTNERS FORM 10-K 2004

14. VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Costs and	Write-	End of
	of Period	Expenses	Offs	Period

	(in thousands)
Year Ended December 31, 2002 Allowance for doubtful accounts	$4,068	$33,215	$27,086	$10,197
Year Ended December 31, 2003 Allowance for doubtful accounts	$10,197	$37,370	$32,694	$14,873
Year Ended December 31, 2004 Allowance for doubtful accounts	$14,873	$13,067	$12,066	$15,874

15.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands)
Balance as of December 31, 2003	—
Unrealized gain/loss on cash flow hedge	$671
Tax effect	—

Balance as of December 31, 2004	$671

There were no amounts reclassified into current earnings during 2004.

16.	RECENT DEVELOPMENTS
Effective as of January 27, 2005, the compensation committee of our board of directors adopted a Retention and Severance Plan in connection with the proposed merger between Nextel and Sprint Corporation (“Sprint”). It is anticipated that the closing of the Sprint/ Nextel merger will trigger rights of holders of Nextel Partners’ Class A common stock to vote to sell their shares to Nextel in accordance with the terms of Nextel Partners’ Certificate of Incorporation, as amended. Under the Retention and Severance Plan, all of our executive officers will be eligible to receive a cash incentive payment equal to 100% of their base salary and annual performance bonus if there is a change in control of us (the “Retention Payment”). The actual amount of the Retention Payment is tied to the achievement of certain 2005 operating objectives and may increase or decrease depending on achievement of these goals. In addition to the Retention Payment, if an executive officer is involuntarily terminated other than for cause or resigns for good reason within one year after a change in control, the executive officer will receive a cash severance payment equal to 200% of their base salary and annual performance bonus plus medical and dental benefits for two years. If an executive officer is involuntarily terminated other than for cause or resigns for good reason within 12 to 18 months after a change in control, the executive officer will receive a cash severance payment equal to 100% of their base salary and annual performance bonus plus medical and dental benefits for one year. Our executive officers were also granted stock options. These stock options vest in four equal annual installments beginning on the first anniversary of the date of grant. In the event of a change in control of us, these options will automatically vest in full if we have achieved certain 2005 operating objectives. Our Retention and Severance Plan also provides other employees with cash retention incentives and cash severance. In addition, our board of directors has determined that all employee stock options granted before January 1, 2005 will automatically vest in full upon a change in control of us. For more details please refer to the 8-K filed on February 2, 2005 (SEC file number 000-29633) and to the copy of the Retention and Severance Plan filed as an exhibit to this report.

NEXTEL PARTNERS FORM 10-K 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Nextel Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Nextel Partners, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nextel Partners, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nextel Partners, Inc. and subsidiaries’ internal control over financing reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
As discussed in Note 2 of the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2002 and 2003.
/s/ KPMG LLP
Seattle, Washington
March 16, 2005

NEXTEL PARTNERS FORM 10-K 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Nextel Partners, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Assessment of Internal Controls, that Nextel Partners, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nextel Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition or the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Nextel Partners, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nextel Partners, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nextel Partners, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
March 16, 2005

NEXTEL PARTNERS FORM 10-K 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our senior management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective in timely alerting them to material information required to be included in our periodic SEC reports.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control– Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control– Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears at the end of Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION.
Adoption of Nonqualified Deferred Compensation Plan
In October 2004 we adopted a nonqualified deferred compensation plan effective January 1, 2005 to provide a means by which certain key management employees may elect to defer receipt of current compensation in order to provide retirement and other benefits. The plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of key management employees under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 and the provisions of Section 409A of the Internal Revenue Code.
In connection with our nonqualified deferred compensation plan, we established a Rabbi Trust to aid in accumulating amounts necessary to satisfy our contractual liability to pay benefits under the terms of the plan and intend to make contributions to this trust. The trust is intended to be a “Grantor Trust” with the results that the income and assets are treated as our assets and income pursuant to Sections 671 through 679 of the Internal Revenue Code. The trust shall at all times be subject to the claims of our creditors.
Any employee of ours whose base salary is $100,000 or more and holds a General Manager title may participate in the deferred compensation plan. Currently, approximately 90 employees are eligible to participate. Participants may voluntarily elect to defer between 5% and 80% of base salary and commission, and between 10% and 100% of quarterly or annual incentive bonus, or a percentage above a stated amount. Deferrals may be allocated to retirement, education or in-service accounts. Participants may elect a different payout election for each type of account. Participants are paid in annual

NEXTEL PARTNERS FORM 10-K 2004

installments commencing 90 days following the distribution event and on the anniversary of the distribution thereafter (a six-month delay applies to terminated key employees). Accounts are paid out on the distribution events as follows:

•	Retirement (age 55 with 10 years of service or age 65)– lump sum or up to 10 annual installments

•	Termination or Death– lump sum or up to five annual installments

•	In-Service– lump sum upon specified date no earlier than three years following January 1 of the year the deferral election was made; re-deferral election allowed

•	Hardship withdrawal– IRS 401(k) safe harbor criteria is applied

•	Account balances less than $25,000 distributed in lump sum

•	If no payout election specified, default is lump sum

•	Can change distribution payout election if done 12 months in advance of payout event (except for death); re-deferral election must be effective for at least five years, unless preceded by termination or death; no acceleration of benefits is allowed
Participants may choose from among 15 mutual fund indices. Earnings are credited to their account based upon the performance of the funds selected by the participant. Plan assets are invested in these same funds and we intend to rebalance the portfolio periodically to match the investment allocation of the participants.
This Annual Report on Form 10-K contains a summary of the plan. This summary is qualified in its entirety by reference to the full and complete text of the plan, which has been filed as an exhibit to this report.
On January 27, 2005, the compensation committee of our board of directors approved annual cash bonus awards earned during 2004 and to be paid in 2005 for the named executive officers to be listed in the Summary Compensation Table in our definitive Proxy Statement (“Proxy Statement”) for our Annual Meeting of Stockholders to be held May 12, 2005. The bonus awards were earned based upon the achievement of performance goals established in early 2004, which were reviewed and approved by our compensation committee. The amounts of the bonus awards to our named executive officers are as follows: John Chapple ($555,500); Barry Rowan ($287,850); David Aas ($196,950); Don Manning ($178,013); and Mark Fanning ($178,013).
Disclosure Regarding Executive Compensation
On January 27, 2005, the compensation committee of our board of directors approved annual base salaries and bonus ranges for our named executive officers as follows:

		2005 Bonus
Officer	2005 Salary	(As a % of 2005 Salary)

John Chapple	$600,000	100%
Barry Rowan	$310,000	100%
Dave Aas	$290,000	75%
Don Manning	$255,000	75%
Mark Fanning	$250,000	75%

NEXTEL PARTNERS FORM 10-K 2004

The criteria for determining the 2005 cash bonuses for the named executive officers shall be based on the following annual performance targets and shall be adjusted based on our performance in 2005 against the targets as follows:

33% of bonus payable upon achievement of net customer additions target
33% of bonus payable upon achievement of revenue target
34% of bonus payable upon achievement of operating cash flow target

% of Each Target Achieved	% of Cash Bonus Paid

105% +	110%
100.1 - 104.99%	105%
95 - 100%	100%
90 - 94.99%	85%
85 - 89.99%	70%
less than 85%	0%
We intend to amend the employment agreements with each of our named executive officers to reflect the 2005 salary and bonus information described above.
On January 27, 2005, as modified February 9, 2005, the compensation committee of our board of directors approved the grant of stock options to our named executive officers as follows:

Number of Shares
Officer	Underlying Options

John Chapple	260,000
Barry Rowan	190,000
Dave Aas	135,000
Don Manning	90,000
Mark Fanning	80,000
The options were granted under our Third Amended and Restated Nonqualified Stock Option Plan, have an exercise price equal to the fair market value of our Class A common stock on the date of grant and vest in four equal installments commencing on January 27, 2006, provided, however, that in the event of a change in control of us, the options shall immediately vest in full assuming certain operating cash flow targets are achieved.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
For information with respect to our directors, see our definitive Proxy Statement under the caption “Election of Directors– Nominees,” which information is incorporated herein by reference. Information regarding our audit committee financial expert and the members of the audit committee are incorporated in this item by reference from our Proxy Statement under the caption “Election of Directors-The Board, Board Committees and Corporate Governance– Audit Committee.”
The information required in this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant,” which information is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from our Proxy Statement under the caption “Additional Information Relating to Directors and Officers of the Company– Section 16(a) Beneficial Ownership Reporting Compliance.”
We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the Securities and Exchange Commission that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge on our website at www.nextelpartners.com under the tab “Investor Relations– Corporate Governance.” We intend to disclose

NEXTEL PARTNERS FORM 10-K 2004

any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC on our website at www.nextelpartners.com, under the tab “Investor Relations– Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement under the captions “Election of Directors– Director Compensation” and “Additional Information Relating to Directors and Officers of the Company.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
For information with respect to the security ownership of directors, executive officers and holders of more than 5% of a class of our voting securities see the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.
The following table reflects our equity compensation plan information as of December 31, 2004:

			Number of securities
			remaining available
			for future issuance
		Weighted-average	under equity
	Number of securities to be	exercise price of	compensation plans
	issued upon exercise of	outstanding	(excluding securities
	outstanding options,	options, warrants	reflected in column
Plan Category	warrants and rights	and rights	(a))

	(a)		(c)
		(b)
Equity compensation plans approved by security holders
Third Amended and Restated Nonqualified Stock Option Plan	19,204,035	$9.61	9,638,324
Employee Stock Purchase Plan	—	N/A	1,617,286
Equity compensation plans not approved by security holders(1)	210,000	$1.67	—

Total	19,414,035	$9.43	11,255,610

(1)	Includes an outstanding non-plan option granted to John Thompson on January 29, 1999 pursuant to an employment agreement to purchase 210,000 shares of Class A common stock at an exercise price of $1.67 per share. As of December 31, 2004, all the shares underlying this option were fully vested. This option expires January 29, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
For information with respect to certain relationships and related transactions, see the Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item with respect to principal accounting fees and services is incorporated herein by reference from the Proxy Statement under the caption “Ratification of Independent Auditors– Auditor Fees and Services.”

NEXTEL PARTNERS FORM 10-K 2004

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Financial Statements.
The following Financial Statements are included in Part II Item 8:
2. Financial Statement Schedules.
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.
3. Exhibits.
The exhibits listed in the accompanying Index to Exhibits on pages 111 to 117 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

NEXTEL PARTNERS FORM 10-K 2004

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.
(Registrant)

By: /s/ John Chapple

JOHN CHAPPLE
President, Chief Executive Officer and Chairman of the Board
Date: March 16, 2005
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints John Chapple and Barry Rowan, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place below, and to file, any and all amendments to this Annual Report on Form 10-K, including any an all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ John Chapple John Chapple	President, Chief Executive Officer and Chairman of the Board	March 16, 2005

/s/ Barry Rowan Barry Rowan	Vice President, Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Linda Allen Linda Allen	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ Timothy M. Donahue Timothy M. Donahue	Director	March 16, 2005

/s/ James N. Perry, Jr. James N. Perry, Jr.	Director	March 16, 2005

/s/ Dennis M. Weibling Dennis M. Weibling	Director	March 16, 2005

NEXTEL PARTNERS FORM 10-K 2004

Signature	Title	Date

/s/ Steven B. Dodge Steven B. Dodge	Director	March 16, 2005

/s/ Caroline H. Rapking Caroline H. Rapking	Director	March 16, 2005

/s/ Adam Aron Adam Aron	Director	March 16, 2005

/s/ Arthur W. Harrigan, Jr. Arthur W. Harrigan, Jr.	Director	March 16, 2005

NEXTEL PARTNERS FORM 10-K 2004

INDEX TO EXHIBITS

3.1**	Restated Certificate of Incorporation, as amended.
3.1(a)(43)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc., filed as of June 3, 2004.
3.2^	Amended and Restated Bylaws, effective as of June 3, 2004.
4.1	See Exhibits 3.1 and 3.2.
10.1*	Purchase Agreement, dated January 22, 1999, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10.2**	Amended and Restated Shareholders’ Agreement by and among the Company and the stockholders named therein.
10.2(a)(16)	Amendment No. 1 to Amended and Restated Shareholders’ Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.2(b)(20)	Amendment No. 2 to Amended and Restated Shareholders’ agreement dated March 20, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(c)(21)	Amendment No. 3 to Amended and Restated Shareholders’ Agreement dated April 18, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(d)(22)	Amendment No. 4 to Amended and Restated Shareholders’ Agreement dated July 25, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(e)(35)	Amendment No. 5 to Amended and Restated Shareholders’ Agreement dated June 13, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(f)(35)	Amendment No. 6 to Amended and Restated Shareholders’ Agreement dated July 24, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(g)(35)	Amendment No. 7 to Amended and Restated Shareholders’ Agreement dated October 18, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(h)(35)	Amendment No. 8 to Amended and Restated Shareholders’ Agreement dated May 12, 2003 by and among Nextel Partners, Inc. and the stockholders named therein.
10.2(i)(42)	Amendment No. 9 to Amended and Restated Shareholders’ Agreement by and among Nextel Partners
10.2(j)^	Amendment No. 10 to Amended and Restated Shareholders’ Agreement dated December 31, 2004 by and among Nextel Partners, Inc. and the stockholders named therein.
10.3*	Joint Venture Agreement, dated as of January 29, 1999, by and among the Company, Nextel Partners Operating Corp., and Nextel WIP Corp.
10.4*	Interim Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.5*	Analog Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.6*	Trademark License Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.7*	Roaming Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.

NEXTEL PARTNERS FORM 10-K 2004

10.8*	Switch Sharing Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.9*+	Transition Services Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.10*+	iDEN (Registered Trademark) Infrastructure Equipment Purchase Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.11*+	Subscriber Purchase and Distribution Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.12*	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel, dated as of January 29, 1999, among the Company, Nextel Partners Operating Corp. and Nextel Communications, Inc.
10.13*	Asset and Stock Transfer and Reimbursement Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.14(42)	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and John Chapple.
10.15*	Employment Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.16*	Stock Option Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10.17*	Non-negotiable Promissory Note, dated January 29, 1999, by John Thompson to the Company.
10.18*	1999 Nonqualified Stock Option Plan of the Company
10.18(b)(29)	Third Amended and Restated 1999 Nonqualified Stock Option Plan.
10.18(c)(30)	Form of Restricted Stock Purchase Agreement to be executed between the Company and each of its outside directors who are issued restricted stock.
10.18(d)(44)	1999 Nonqualified Stock Option Plan, as amended (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed June 30, 2004 (File No. 333-117015)).
10.19*	Form of Restricted Stock Purchase Agreement, dated as of November 20, 1998, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.20*	Form of Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of January 29, 1999, between the Company and John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee and Mark Fanning.
10.21(42)	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and David Aas.
10.22(42)	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Perry Satterlee.
10.24*	Subscription and Contribution Agreement, dated as of January 29, 1999, among the Company and the Buyers named therein.
10.25(1)	Indenture dated January 29, 1999 by and between Nextel Partners and The Bank of New York, as trustee, relating to the 14% Senior Discount Notes due 2009.
10.25(a)(40)	First Supplemental indenture dated as of June 23, 2003 by and between Nextel Partners and the Bank of New York, as trustee, relating to the 14% senior discount notes due 2009.
10.26(2)	Registration Rights Agreement dated as of January 29, 1999 by and among Nextel Partners, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.

NEXTEL PARTNERS FORM 10-K 2004

10.32**	Restricted Stock Purchase Agreement dated September 9, 1999 by and between Nextel Partners and Donald J. Manning.
10.33**	Agreement in Support of Charter Obligations dated as of January 29, 1999 by and between Nextel Partners and Nextel WIP Corp.
10.34**	Assignment and Assumption of Lease dated as of August 1, 1999 by and between Nextel WIP Lease Corp. and Eagle River Investments, LLC.
10.35**	Lease Agreement dated May 11, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.36**	First Amendment to Lease dated as of September 10, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10.37**	Lease Agreement dated as of March 25, 1999 by and between Nextel WIP Lease Corp. and Nesbitt Operating Associates, L.P.
10.38(42)	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Mark Fanning.
10.39**	Letter Agreement dated October 13, 1999 by and among Nextel WIP Corp., Nextel
Partners Operating Corp. and Nextel Partners, Inc.
10.40**	Expansion Territory Management Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.41**	Expansion Territory Asset Transfer and Reimbursement Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10.42**	Assignment and Security Agreement dated as of September 9, 1999 by Nextel Partners Operating Corp. in favor of Bank of Montreal.
10.43**	First Amendment to Analog Management Agreement dated as of September 9, 1999 by and between Nextel WIP Corp. and Nextel Partners Operating Corp.
10.44**	Form of Warrant for the Purchase of Shares of Class A Common Stock of Nextel Partners dated January 29, 1999.
10.45**	Employee Stock Purchase Plan.
10.46**	Form of Indemnity Agreement.
10.47**	Letter Agreement dated October 13, 1999 by and among Nextel Communications, Inc., Nextel of New York, Inc., Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of California, Inc., Tower Parent Corp., SpectraSite Holdings, Inc., Tower Asset Sub, Inc., Nextel Partners Operating Corp. and Nextel Partners.
10.48**	Supplement No. 1 to iDEN Infrastructure Equipment Purchase Agreement dated September 1999 by and between Nextel Partners Operating Corp. and Motorola, Inc.
10.49**	Expansion Subscription and Contribution Agreement dated as of September 9, 1999 by and among Nextel Partners and the Buyers named therein.
10.50(9)	Indenture, dated as of March 10, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.50(a)(43)	First Supplemental Indenture dated as of May 19, 2004 by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% senior notes due 2010.

NEXTEL PARTNERS FORM 10-K 2004

10.52(11)	Registration Rights Agreement, dated as of March 10, 2000, by and among Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10.54(17)	Registration Rights Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10.54(a)(36)	Amendment No. 1 to Registration Rights Agreements dated effective as of June 14, 2002 by and among the Company and the stockholders named therein.
10.55(23)+	iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective as of November 1, 2000 by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.55(a)(43)+	Amended and Restated Extension Amendment to the iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective May 24, 2004 by and between Motorola, Inc. and Nextel Partners Operating Corp.
10.57(13)	Indenture, dated as of July 27, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10.57(a)(43)	First Supplemental Indenture dated as of May 19, 2004 by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% senior notes due 2010.
10.58(14)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated July 18, 2000 by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.59(15)	Registration Rights Agreement, dated as of July 27, 2000, by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10.60(24)	Lease Agreement dated May 2001 between The St. Joe Company and Nextel WIP Corporation.
10.61(25)	First Amendment to IPO Approval and Lockup Agreement, dated April 18, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, IL, LP, Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, Dave Aas, Perry Satterlee, Mark Fanning, and Don Manning.
10.61(a)(26)	Second Amendment to IPO Approval and Lockup Agreement dated July 25, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, II L.P., Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee, Mark Fanning, and Donald Manning.
10.62(18)	Indenture, dated as of December 4, 2001, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 12 1/2% Senior Notes due 2009.
10.63(a)(19)	Registration Rights Agreement, dated as of December 4, 2001, between and among Nextel Partners, Inc., Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown, Inc. relating to the 12 1/2% senior notes due 2009.
10.65(31)+	The Asset Purchase Agreement by and between Commercial Digital Services Corporation, Inc. and Nextel Partners, Inc.
10.65(a)(32)+	The Stock Purchase and Redemption Agreement by and between Nextel Partners, Inc., Mobile Relays, Inc. and the Stockholders of Mobile Relays, Inc.
10.66(42)	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Donald Manning.
10.68(37)	Indenture dated as of June 23, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 8 1/8% senior notes due 2011.

NEXTEL PARTNERS FORM 10-K 2004

10.69(37)	Registration Rights Agreement dated as of June 23, 2003 by and among Nextel Partners, Inc., Credit Suisse First Boston LLC, Morgan Stanley & Co. Inc., UBS Securities, LLC, Legg Mason Wood Walker, Inc., and Thomas Weisel Partners LLC relating to the 8 1/8% senior notes dues 2011
10.70(37)	Indenture dated as of August 6, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 1 1/2% convertible senior notes due 2008
10.71(37)	Registration Rights Agreement by and among Nextel Partners, Inc., and Wachovia Capital Markets, LLC and Credit Suisse First Boston LLC relating to the 1 1/2% convertible senior notes due 2008.
10.72(38)	Indenture between Nextel Partners, Inc. and The Bank of New York, dated as of May 13, 2003.
10.73(39)	Registration Rights Agreement dated as of May 13, 2003 by and among Nextel Partners, Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and Wachovia Securities.
10.74(40)	Restricted stock plan.
10.75(42)	Employment Agreement, dated as of February 24, 2004 between Nextel Partners Operating Corp, Nextel Partners, Inc. and Barry L. Rowan.
10.76(40)	Asset Purchase Agreement dated July 15, 2003 by and between Nextel Operations, Inc. and Nextel Partners Equipment Corp.
10.77(41)	Credit Agreement dated as of December 19, 2003 by and between Nextel Partners Operating Corp., J.P. Morgan Securities, Inc., Morgan Stanley Senior Funding, Inc., UBS Securities LLC, Wachovia Securities, General Electric Capital Corporation, and JPMorgan Chase Bank, including all exhibits thereto.
10.77(a)(43)	First Amended and Restated Credit Agreement dated as of May 19, 2004 by and between Nextel Partners Operating Corp., J.P. Morgan Securities, Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, the Subsidiary Guarantors named therein and the Lenders named therein, including all exhibits thereto.
10.78(43)	Indenture dated as of May 19, 2004, by and between Nextel Partners, Inc. and the BNY Western Trust Company, as Trustee, relating to the 8 1/8% senior notes due 2011.
10.79(43)	Registration Rights Agreement dated May 19, 2004 by and among Nextel Partners, Inc., Morgan Stanley & Co. Inc., J.P. Morgan Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC relating to the 8 1/8% senior notes due 2011.
10.80(45)+	Subscriber Units and Services Supply Agreement between Motorola, Inc. and Nextel Partners Operating Corp. dated September 20, 2004
10.81	Nonqualified Deferred Compensation Cash Plan
10.82	Retention and Severance Plan
21	Subsidiaries of the Company.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
23.2***	Consent of Arthur Andersen LLP
24.1	Powers of Attorney (included on signature page hereof).
31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

NEXTEL PARTNERS FORM 10-K 2004

32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

^	Replaces previously filed exhibit.

+	Confidential portions omitted and filed separately with the Commission pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

**	Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473).

***	Pursuant to Rule 437a promulgated under the Securities Act, no consent is filed herewith.

(1)	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(2)	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(3)	Intentionally omitted.

(4)	Intentionally omitted.

(5)	Intentionally omitted.

(6)	Intentionally omitted.

(7)	Intentionally omitted.

(8)	Intentionally omitted.

(9)	Incorporated by reference to Exhibit 10.52 to Form 10-Q filed on May 10, 2000.

(10)	Intentionally omitted.

(11)	Incorporated by reference to Exhibit 10.50 to Form 10-Q filed on May 10, 2000.

(12)	Intentionally omitted.

(13)	Incorporated by reference to Exhibit 10.50 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(14)	Incorporated by reference to Exhibit 10.51 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(15)	Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(16)	Incorporated by reference to Exhibit 10.2(a) to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(17)	Incorporated by reference to Exhibit 10.54 to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(18)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 6, 2001.

NEXTEL PARTNERS FORM 10-K 2004

(19)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 6, 2001.

(20)	Incorporated by reference to Exhibit 10.2(b) to Form 10-Q filed May 11, 2001.

(21)	Incorporated by reference to Exhibit 10.2(c) to Form 10-Q filed May 11, 2001.

(22)	Incorporated by reference to Exhibit 10.2(d) to Form 10-Q filed November 13, 2001.

(23)	Intentionally omitted.

(24)	Incorporated by reference to Exhibit 10.60 to Form 10-Q filed August 13, 2001.

(25)	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed May 11, 2001.

(26)	Incorporated by reference to Exhibit 10.6(a) to Form 10-Q filed August 13, 2001.

(27)	Intentionally omitted.

(28)	Intentionally omitted.

(29)	Incorporated by reference to Exhibit 10.18(b) to Form 10-Q filed August 14, 2002.

(30)	Incorporated by reference to Exhibit 10.18(c) to Form 10-Q filed August 14, 2002.

(31)	Incorporated by reference to Exhibit 10.65 to Form 10-Q filed May 14, 2002.

(32)	Incorporated by reference to Exhibit 10.65(a) to Form 10-Q filed May 14, 2002.

(33)	Intentionally omitted.

(34)	Intentionally omitted.

(35)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed May 13, 2003.

(36)	Incorporated by reference to the Exhibit of the same number to Form 10-K filed March 27, 2003.

(37)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed August 14, 2003.

(38)	Incorporated by reference to Exhibit 4.3 to Form S-3 filed June 20, 2003.

(39)	Incorporated by reference to Exhibit 4.4 to Form S-3 filed June 20, 2003.

(40)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed November 7, 2003

(41)	Incorporated by reference to the Exhibit of the same number to Form 10-K filed March 15, 2004.

(42)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed May 9, 2004.

(43)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed August 9, 2004.

(44)	Incorporated by reference to Exhibit 10.18(c) to Form 10-Q filed August 9, 2004.

(45)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed November 9, 2004.