Form 10-Q
period 2005-03-31
NEXTEL PARTNERS INC
filed 2005-05-10
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on April 29, 2005

Class A Common Stock	183,870,066 shares
Class B Common Stock	84,632,604 shares

NEXTEL PARTNERS, INC.
FORM 10-Q

		Page No.

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets As of March 31, 2005 and December 31, 2004	3
	Consolidated Condensed Statements of Operations Three months ended March 31, 2005 and 2004	4
	Consolidated Condensed Statements of Cash Flows Three months ended March 31, 2005 and 2004	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	40
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 5.	Other Information	42
Item 6.	Exhibits	44
Signatures		46
EXHIBIT 10.14
EXHIBIT 10.18(E)
EXHIBIT 10.18(F)
EXHIBIT 10.18(G)
EXHIBIT 10.18(H)
EXHIBIT 10.20
EXHIBIT 10.20(A)
EXHIBIT 10.21
EXHIBIT 10.66
EXHIBIT 10.74(A)
EXHIBIT 10.75
EXHIBIT 10.84
EXHIBIT 10.85
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2005	2004

	(Dollars in thousands,
	except per share amounts)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248,570	$147,484
Short-term investments	85,209	117,095
Accounts and notes receivable, net of allowance $17,738 and $15,874, respectively	207,793	190,954
Subscriber equipment inventory	30,210	49,595
Other current assets	33,240	31,388

Total current assets	605,022	536,516

PROPERTY, PLANT AND EQUIPMENT, at cost	1,603,567	1,546,685
Less — accumulated depreciation and amortization	(544,681)	(503,967)

Property, plant and equipment, net	1,058,886	1,042,718

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	375,490	375,470
Debt issuance costs and other, net of accumulated amortization of $7,333 and $6,456, respectively	20,730	20,995

Total non-current assets	396,220	396,465

TOTAL ASSETS	$2,060,128	$1,975,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,898	$82,833
Accrued expenses and other current liabilities	98,500	115,447
Due to Nextel WIP	11,961	7,379

Total current liabilities	208,359	205,659

LONG-TERM OBLIGATIONS:
Long-term debt	1,631,845	1,632,518
Deferred income taxes	54,726	53,964
Other long-term liabilities	33,908	32,243

Total long-term obligations	1,720,479	1,718,725

TOTAL LIABILITIES	1,928,838	1,924,384

COMMITMENTS AND CONTINGENCIES (See Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred stock, par value $.001 per share, 13,110,000 shares authorized, no shares outstanding	—	—
Common stock, Class A, par value $.001 per share, 500,000,000 shares authorized, 183,625,137 and 181,557,105 shares, respectively, issued and outstanding, and paid-in capital	1,050,964	1,029,193
Common stock, Class B, par value $.001 per share convertible, 600,000,000 shares authorized, 84,632,604 shares, issued and outstanding, and paid-in capital	172,697	172,697
Accumulated deficit	(1,094,274)	(1,150,806)
Deferred compensation	(468)	(440)
Accumulated other comprehensive income	2,371	671

Total stockholders’ equity	131,290	51,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,060,128	$1,975,699

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	For the Three Months Ended
	March 31,

	2005	2004

		(As restated)
	(Dollars in thousands, except per
	share amounts)
	(Unaudited)
REVENUES:
Service revenues (earned from Nextel WIP $44,824 and $33,787, respectively)	$378,858	$287,262
Equipment revenues	25,226	20,870

Total revenues	404,084	308,132

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $32,499 and $29,696 respectively)	98,626	84,462
(incurred from Nextel WIP $32,911 and $26,324 and American Tower $3,092 and $2,463 respectively)
Cost of equipment revenues	44,798	37,307
Selling, general and administrative (Incurred from Nextel WIP $10,613 and $5,522, respectively)	138,172	113,422
Stock based compensation (primarily selling, general and administrative related)	127	217
Depreciation and amortization	40,753	36,569

Total operating expenses	322,476	271,977

INCOME FROM OPERATIONS	81,608	36,155
Interest expense, net	(25,867)	(30,952)
Interest income	2,643	677
Loss on early retirement of debt	—	(1,558)

INCOME BEFORE INCOME TAX PROVISION	58,384	4,322
Income tax provision	(1,852)	(799)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$56,532	$3,523

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Basic	$0.21	$0.01

Diluted	$0.19	$0.01

Weighted average number of shares outstanding
Basic	267,091,076	262,398,591

Diluted	308,335,492	271,086,490

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	For the Three Months
	Ended March 31,

	2005	2004

		(As restated)
	(Dollars in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,532	$3,523
Adjustments to reconcile net income to net cash from operating activities
Deferred income tax provision	762	799
Depreciation and amortization	40,753	36,569
Amortization of debt issuance costs	878	1,143
Interest accretion for senior discount notes	—	20
Bond discount amortization	269	228
Loss on early retirement of debt	—	1,558
Fair value adjustments of derivative instruments	(2,006)	(1,134)
Stock based compensation	127	217
Other	1,573	(60)
Changes in current assets and liabilities:
Accounts and notes receivable, net	(16,839)	(1,733)
Subscriber equipment inventory	19,385	(4,844)
Other current and long-term assets	(1,052)	3,688
Accounts payable, accrued expenses and other current liabilities	14,952	(1,632)
Operating advances due to (from) Nextel WIP	1,880	(534)

Net cash from operating activities	117,214	37,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69,107)	(31,667)
FCC licenses	(60)	(2,336)
Proceeds from maturities of short-term investments	50,430	34,426
Proceeds from sales of short-term investments	19,659	198,409
Purchases of short-term investments	(38,203)	(222,967)

Net cash from investing activities	(37,281)	(24,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	20,968	3,219
Proceeds from stock issued for employee stock purchase plan	630	620
Proceeds from sale lease-back transactions	405	389
Debt repayments	—	(13,678)
Capital lease payments	(846)	(776)
Debt and equity issuance costs	(4)	(275)

Net cash from financing activities	21,153	(10,501)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101,086	3,172
CASH AND CASH EQUIVALENTS, beginning of period	147,484	122,620

CASH AND CASH EQUIVALENTS, end of period	$248,570	$125,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for income taxes	$—	$—

Retirement of long-term debt with common stock	$19	$—

Cash paid for interest, net of capitalized amount	$29,117	$42,774

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2005
(Unaudited)

1.	BASIS OF PRESENTATION
      Our interim consolidated condensed financial statements for the three months ended March 31, 2005 and 2004 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and quarterly filings on Form 10-Q filed with the SEC.
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flow or the timing of payments under our relevant leases. As such, we restated certain prior periods, including our previously issued consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations for the three months ended March 31, 2004. Please refer to Note 4 to the accompanying consolidated condensed financial statements for a further discussion of this restatement.
      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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
      Our digital network (“Nextel Digital Wireless Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (“Motorola”) (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted toward mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Nextel Communications, Inc. (“Nextel”), govern the support services to be provided to us by Nextel WIP (see Note 8).

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

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
      In addition, if Nextel encounters financial or operating difficulties relating to its portion of the Nextel Digital Wireless Network, or experiences a significant decline in customer acceptance of its services and products, our business may be adversely affected, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers.

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

Net Income per Share
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plan and outstanding unvested restricted stock using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes using the if-converted method.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The following schedule is our net income per share calculation for the periods indicated:

	For the Three Months Ended
	March 31,

	2005	2004

		(As restated)
	(In thousands, except share and per
	share amounts)
Income attributable to common stockholders (numerator for basic)	$56,532	$3,523
Effect of dilutive securities:
Convertible Senior Notes	$1,125	—

Adjusted Income attributable to common stockholders (numerator for diluted)	$57,657	$3,523

Gross weighted average common shares outstanding	267,193,826	262,568,591
Less: Weighted average shares subject to repurchase	(102,750)	(170,000)

Weighted average common shares outstanding — basic (denominator for basic)	267,091,076	262,398,591
Effect of dilutive securities:
Convertible Senior Notes	32,871,975	—
Stock options	8,284,331	8,564,089
Restricted stock (unvested)	88,110	123,810

Weighted average common shares outstanding — diluted (denominator for diluted)	308,335,492	271,086,490

Net income per share, basic	$0.21	$0.01

Net income per share, diluted	$0.19	$0.01

      For the three months ended March 31, 2004, approximately 32.9 million shares issuable upon the assumed conversion of our 1 1/2% senior convertible notes that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, for the three months ended March 31, 2005 and 2004, 59,000 and approximately 8.0 million options, respectively, were excluded from the calculation of diluted earnings per common share as their exercise prices exceeded the average market price of our class A common stock.

Cash and Cash Equivalents
      Cash equivalents include time deposits and highly-liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments
      Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at March 31, 2005 and December 31, 2004 consisted of U.S. government agency securities, U.S. Treasury securities, other asset backed securities, auction rate securities and commercial paper. We classify our investment securities as trading because the securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Sale-Leaseback Transactions
      We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended March 31, 2005 and 2004 we received cash proceeds of approximately $405,000 and $389,000, respectively, for assets sold to third parties. Gains on sale-leaseback transactions are deferred and recognized over the lease term.

Leases
      We lease various cell sites, equipment and office facilities under operating leases. Leases for cell sites are typically five years with renewal options. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years. Certain costs related to our cell sites are depreciated over a ten-year period on a straight-line basis, which represents the lesser of the lease term or economic life of the asset. The company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured. Office facilities and equipment are leased under agreements with terms ranging from one month to twenty years. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

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
      SFAS No. 142, “Goodwill and Other Intangible Assets” requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an annual asset impairment analyses on our FCC licenses and to date we have determined there has been no impairment related to our FCC licenses. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”
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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Income Taxes
      For the first quarter of 2005 our income tax provision was comprised of both current and deferred income taxes. Our current provision reflects taxes payable under the alternative minimum tax (“AMT”) system, which limits the amount of net operating loss carryforwards taxpayers can use to offset current income. Our deferred provision includes the expense associated with the FCC licenses (refer to the discussion on FCC licenses above) and the tax benefit of credit carryforwards related to the tax paid under the AMT system.
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

	For the Three
	Months Ended
	March 31,

	2005	2004

	(In thousands)
Current Federal and State Income Tax (Provision)/ Benefit:
AMT	$(1,090)	$—
Deferred Federal and State Income Tax (Provision)/ Benefit:
FCC Licenses	(1,852)	(799)
AMT Credit Carryforward	1,090	—

Total Deferred Tax (Provision)/ Benefit	(762)	(799)
Total Income Tax (Provision)/ Benefit	$(1,852)	$(799)

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
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
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
      The swap agreement does not qualify for cash flow hedge accounting. In accordance with SFAS No. 133, the fair value of the swap agreement is included in other current liabilities on the balance sheet. For the three months ended March 31, 2005 and 2004, we recorded non-cash, non-operating gains of $0.6 million and $1.1 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

Non-Cash Flow Hedging Instruments

(In thousands)
Fair value of liability as of December 31, 2004	$1,117
Change in fair value — interest rate changes	(597)

Fair value of liability as of March 31, 2005	$520

     Cash Flow Hedging Instruments
      In September 2004 we entered into a series of interest rate swap agreements for $150 million, which had the effect of converting certain of our variable interest rate $700 million term C loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 and expiring August 31, 2006.
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at March 31, 2005 was included in other current assets and other non-current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at March 31, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during the quarter.

Cash Flow Hedging Instruments

(In thousands)
Fair value of assets as of December 31, 2004	$579
Change in fair value — interest rate changes	1,409

Fair value of assets as of March 31, 2005	$1,988

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

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
      For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the three months ended March 31, 2005 and 2004 were $4.8 million and $3.0 million, respectively.
      Under EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” we are no longer required to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from handset equipment sales and the related cost of handset equipment revenues when title to the handset equipment passes to the customer for all arrangements entered into beginning in the third quarter of 2003. This has resulted in the classification of amounts received for the sale of the handset equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. In December 2003, the SEC staff issued SAB No. 104, “Revenue Recognition in Financial Statements,” which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.
      For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the three months ended March 31, 2005 and 2004, we recognized $4.5 million and $6.7 million, respectively, of activation fees and handset equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Three Months
	Ended March 31,

	2005	2004

		(As restated)
	(In thousands, except per
	share amounts)
Service revenues	$378,155	$286,223

Equipment revenues	$21,383	$15,175

Cost of equipment revenues	$40,252	$30,573

Income attributable to common stockholders	$56,532	$3,523

Income per share attributable to common stockholders, basic	$0.21	$0.01

Income per share attributable to common stockholders, diluted	$0.19	$0.01

Reclassifications
      Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

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

Stock-Based Compensation
      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. We continue to apply the intrinsic value method for stock-based compensation to employees prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We have provided below the disclosures required by SFAS No. 148.
      As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during the three months ended March 31, 2005 and 2004, our net income and basic and diluted income per share would have adjusted to the pro forma amounts indicated below:
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	For the Three Months
	Ended March 31,

	2005	2004

		(As restated)
	(In thousands, except per
	share amounts)
Net income, as reported	$56,532	$3,523
Add: stock-based employee compensation expense included in reported net income	127	217
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(7,406)	(6,239)

As adjusted, net income	$49,253	$(2,499)

Basic income per share attributable to common stockholders:
As reported	$0.21	$0.01

As adjusted	$0.18	$(0.01)

Diluted income per share attributable to common stockholders:
As reported	$0.19	$0.01

As adjusted	$0.16	$(0.01)

Weighted average fair value per share of options granted	$7.64	$8.40

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

	For the Three
	Months Ended
	March 31,

	2005	2004

Expected stock price volatility	43.0%	70.7%
Risk-free interest rate	3.7%	3.4%
Expected life in years	4 years	5 years
Expected dividend yield	0.00%	0.00%

Recently Issued Accounting Pronouncements
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
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded APB No. 25, “Accounting for Stock Issued to Employees.” We will continue to apply the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25 and provide the disclosures as required by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” until SFAS No. 123R becomes effective January 1, 2006. Upon implementation of SFAS No. 123R, we will recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. In March 2005, the SEC issued SAB No. 107, “Share Based Payment,” which provides additional guidance for adoption of SFAS No. 123R.
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
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We are in the process of evaluating the financial statement impact of the adoption of FIN 47, which becomes effective December 31, 2005.

4.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. We also adjusted deferred gains from sale-leaseback transactions related to telecommunication towers to correspond with the initial lease term and renewal periods that are reasonably assured. The impact of this adjustment for the three months ended March 31, 2004 resulted in a $1.1 million understatement of rent expense and a

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
$1.1 million understatement in accumulated deficit. The impact on our diluted earnings per share for the three months ended March 31, 2004 was $0.01 per share. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flow or the timing of payments under its relevant leases. As such, the restatement did not have any impact on our previously reported net cash flows from operating, investing and financing activities, cash position and revenues.
      The following tables summarize the effects of this restatement on our consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations for the three months ended March 31, 2004. We have not presented a summary of impact of the restatement on our consolidated statements of cash flows for the above referenced period because the net impact was zero.

	As of March 31, 2004

Consolidated Balance Sheet	As Reported	Adjustments	As Restated

	(Dollars in thousands)
Other long-term liabilities	$17,280	$15,040	$32,320
Total long-term liabilities	1,704,113	15,040	1,719,153
Total liabilities	1,880,587	15,040	1,895,627
Accumulated deficit	(1,185,989)	(15,040)	(1,201,029)
Total stockholders’ equity (deficit)	(4,620)	(15,040)	(19,660)

	For the Three Months
	Ended March 31, 2004

Consolidated Statement of Operations	As Reported	Adjustments	As Restated

	(Dollars in thousands, except
	per share amounts)
Cost of service revenues	$83,331	$1,131	$84,462
Total operating expenses(1)	268,845	1,131	269,976
Income (loss) from operations	37,286	(1,131)	36,155
Income (loss) before deferred income tax provision	5,453	(1,131)	4,322
Net income (loss)	4,654	(1,131)	3,523
Net income (loss) attributable to common stockholders	4,654	(1,131)	3,523
Basic net income (loss) per share attributable to common stockholders	$0.02	$(0.01)	$0.01
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.01)	$0.01

(1)	Total operating expenses for the three months ended March 31, 2004 presented in this table does not reflect certain amounts that have been reclassified to conform to the current year presentation. Including reclassifications, total operating expenses for the three months ended March 31, 2004 was $272.0 million.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

5.	PROPERTY AND EQUIPMENT

	As of

	March 31,	December 31,
	2005	2004

	(In thousands)
Equipment	$1,392,762	$1,358,969
Furniture, fixtures and software	135,514	125,299
Building and improvements	11,228	9,870
Less — accumulated depreciation and amortization	(544,681)	(503,967)

Subtotal	994,823	990,171
Construction in progress	64,063	52,547

Total property and equipment	$1,058,886	$1,042,718

6.	NON-CURRENT PORTION OF LONG-TERM DEBT

	As of

	March 31,	December 31,
	2005	2004

	(In thousands)
Bank Credit Facility — tranche C loan, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	$700,000	$700,000
8 1/8% Senior Notes due 2011, net of $0.4 million discount at March 31, 2005 and December 31, 2004, interest payable semi-annually in cash and in arrears	474,605	474,593
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	299,981	300,000
12 1/2% Senior Discount Notes due 2009, net discount of $6.7 million and $7.0 million, respectively	139,553	139,296
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	1,157	1,157
Capital leases	16,549	17,472

Total non-current portion of long-term debt	$1,631,845	$1,632,518

Bank Credit Facility
      On May 19, 2004, OPCO refinanced its existing $475.0 million credit facility with a syndicate of banks and other financial institutions led by J.P. Morgan Securities Inc. and Morgan Stanley Senior Funding, Inc. as joint lead arrangers and book runners, Morgan Stanley Senior Funding, Inc. as syndication agent, and JPMorgan Chase Bank as administrative agent. The new credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche C term loan. The tranche C term loan matures on the last business day in May falling on or nearest to May 31, 2011. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2011. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche C term loan. As of March 31, 2005, $700.0 million of the tranche C term loan was outstanding and no amounts were outstanding under either the

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
$100.0 million revolving credit facility or the incremental term loans. The proceeds from the tranche C term loan were used to repay borrowings under our previous tranche B senior secured credit facility as well as fund a portion of the tender offer for our 11% senior notes due 2010.
      The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2005, the interest rate on the tranche C term loan was 5.4375%.
      Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of March 31, 2005, we were in compliance with all covenants associated with this credit facility.

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
      The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. As of March 31, 2005, we were in compliance with applicable covenants.

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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. During the first quarter of 2005, $19,000 of these 1 1/2% convertible senior notes due 2008 were converted into 1,484 shares of our Class A common stock.
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
      The 12 1/2% senior discount notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of March 31, 2005, we were in compliance with applicable covenants.
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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
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
      The 11% senior notes due 2010 contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets and (v) enter into certain transactions with affiliates or related persons. As of March 31, 2005, with respect to $1.2 million (principal amount at maturity) of 11% senior notes due 2010 that remain outstanding, we were in compliance with applicable covenants.
      The 11% senior notes due 2010 are redeemable at our option, in whole or in part, any time on or after March 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages, if any, at the date of redemption.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval on February 15, 2005, subject to certain modifications. The proposed settlement, which is not material to us, is subject to a number of contingencies, including final approval by the court. We are unable to determine whether or when a settlement will occur or be finalized.
      On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc., et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. The district court denied plaintiffs’ motion to remand the consolidated cases back to their respective state courts, and, on March 5, 2003, the district court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims. The plaintiffs appealed the district court’s remand and dismissal decisions to the United States Court of Appeals for the Fourth Circuit. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the district court’s remand and dismissal decisions. The Fourth Circuit’s Order remanded the Gimpelson case to the State Court of Fulton County, State of Georgia. On or about April 16, 2005, the Fourth Circuit denied a motion to reconsider its March 16, 2005 decision. We dispute the allegations in the complaint, will vigorously defend against the action in whatever forum it is litigated, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.
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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
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

8.	RELATED PARTY TRANSACTIONS

Nextel Operating Agreements
      We, our operating subsidiary (OPCO) and Nextel WIP, which held approximately 31.6% of our outstanding common stock as of March 31, 2005 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended March 31, 2005 and 2004, we earned approximately $44.8 million and $33.8 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.
      During the three months ended March 31, 2005 and 2004, we incurred charges from Nextel WIP totaling $32.9 million and $26.3 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      During the three months ended March 31, 2005 and 2004, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended March 31, 2005 and 2004, we were charged approximately $8.8 million and $4.3 million, respectively, for these services including a royalty fee and a sponsorship fee for NASCAR. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended March 31, 2005 and 2004, we were charged approximately $1.8 million and $1.2 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.
      In the event of a termination of the joint venture agreement, Nextel WIP could, under certain circumstances, purchase or be required to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or in shares of Nextel common stock. The circumstances that could trigger these rights and obligations include, without limitation, termination of our operating agreements with Nextel WIP, a change of control of Nextel or a failure by us to make certain required changes to our business. See our Annual Report on Form 10-K for the year ended December 31, 2004 and our restated certificate of incorporation for a more detailed description of these provisions.

Business Relationship
      In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the three months ended March 31, 2005 and 2004, we paid American Tower Corporation for these tower leases $3.1 million and $2.5 million, respectively.

9.	COMPREHENSIVE INCOME

	For the Three
	Months Ended
	March 31,

	2005	2004

	(In thousands)
Net Income attributable to common stockholders (as reported on Consolidated Condensed Statements of Operations)	$56,532	$3,523

Unrealized gain/loss on cash flow hedge	1,700	—

Other comprehensive income	1,700	—
Comprehensive Income, net of tax	$58,232	$3,523

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is discussion of our consolidated financial condition and results of operations of the three months ended March 31, 2005 and 2004. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see “— Forward-Looking Statements” below.
      Please read the following discussion together with our Annual Report on Form 10-K for the year ended December 31, 2004, along with “— Selected Consolidated Financial Data,” the consolidated condensed financial statements and the related notes included elsewhere in this report.
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flow or the timing of payments under our relevant leases. As such, we restated certain prior periods, including our previously issued consolidated balance sheet as of March 31, 2004 and the consolidated statements of operations for the three months ended March 31, 2004. Please refer to Note 4 to the accompanying consolidated condensed financial statements for a further discussion of this restatement. The following discussion reflects the impact of this restatement.
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
      As of March 31, 2005, we had approximately 1,701,800 digital subscribers. Our network provides coverage to approximately 41 million Pops in 31 different states, which include markets in Alabama,

Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin. We also hold licenses in Kansas and Wyoming, but currently do not have any cell sites operational in these states.
      During the first quarter of 2005 we continued to focus on our key financial and operating performance metrics, including increasing our net income attributable to common stockholders, growth in subscribers, service revenues, Adjusted EBITDA and net cash from operating activities, reducing churn and increasing lifetime revenue per subscriber (“LRS”).
      Accomplishments during the first quarter of 2005, which we believe are important indicators of our overall performance and financial well-being, include:

•	Increasing our net income attributable to common stockholders from $3.5 million for the three months ended March 31, 2004 to $56.5 million for the three months ended March 31, 2005.

•	Growing our subscriber base approximately 29% in a twelve-month period by adding approximately 379,800 net new customers to end the first quarter of 2005 at 1,701,800 subscribers as compared to 1,322,000 as of March 31, 2004.

•	Growing our service revenues approximately 32% from $287.3 million for the prior year’s first quarter to $378.9 million for first quarter 2005.

•	Increasing Adjusted EBITDA by 68% from $72.9 million for the three months ended March 31, 2004 to $122.5 million for the three months ended March 31, 2005.

•	Generating $117.2 million net cash from operating activities during the first quarter of 2005 compared to $37.8 million during the first quarter of 2004.

•	Lowering our customer churn rate to 1.4% for the three months ended March 31, 2005 compared to 1.5% for the same period ended March 31, 2004.

•	Remaining one of the industry leaders in LRS with an LRS of $4,786 for the first quarter of 2005 compared to $4,467 for the first quarter of 2004.
      Please see “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.
      During the three months ended March 31, 2005, we launched the i325IS handset, an intrinsically safe, ruggedized phone that provides off-network communications capabilities. This handset is designed for those who need advanced technical features in a durable form. We also launched the i265, a compact phone that delivers powerful performance at a moderate cost.

SELECTED CONSOLIDATED FINANCIAL DATA (Unaudited)
      We have summarized below our historical consolidated condensed financial data as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, which are derived from our records.

	Three Months Ended
	March 31,

	2005	2004

		(As restated)
	(In thousands, except per
	share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$378,858	$287,262
Equipment revenues(1)	25,226	20,870

Total revenues	404,084	308,132

Operating expenses:
Cost of service revenues (excludes depreciation of $32,499 and $29,696, respectively)	98,626	84,462
Cost of equipment revenues(1)	44,798	37,307
Selling, general and administrative	138,172	113,422
Stock-based compensation (primarily selling, general and administrative related)	127	217
Depreciation and amortization	40,753	36,569

Total operating expenses	322,476	271,977

Income from operations	81,608	36,155

Other income (expense):
Interest expense, net	(25,867)	(30,952)
Interest income	2,643	677
Loss on early extinguishment of debt	—	(1,558)

Income before income tax provision	58,384	4,322
Income tax provision	(1,852)	(799)

Net Income attributable to common stockholders	$56,532	$3,523

Net Income per share attributable to common stockholders
Basic	$0.21	$0.01

Diluted	$0.19	$0.01

Weighted average number of shares outstanding
Basic	267,091	262,399

Diluted	308,335	271,086

	As of	As of
	March 31,	December 31,
	2005	2004

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$333,779	$264,579
Property, plant and equipment, net	1,058,886	1,042,718
FCC operating licenses, net	375,490	375,470
Total assets	$2,060,128	$1,975,699
Current liabilities	208,359	205,659
Long-term debt	1,631,845	1,632,518
Total stockholders’ equity	131,290	51,315
Total liabilities and stockholders’ equity	$2,060,128	$1,975,699

	As of	As of
	March 31,	March 31,
	2005	2004

Other Data:
Covered Pops (end of period)(millions)	41	38
Subscribers (end of period)	1,701,800	1,322,000

	Three Months Ended
	March 31,

	2005	2004

		(As restated)
	(In thousands)
Other Data:
Statements of Cash Flows Data:
Net cash from operating activities	$117,214	$37,808
Net cash from investing activities	$(37,281)	$(24,135)
Net cash from financing activities	$21,153	$(10,501)
Adjusted EBITDA(2)	$122,488	$72,941
Net capital expenditures(3)	$56,557	$26,039

(1)	Effective July 1, 2003, we adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the impact of our adoption of this policy.

(2)	The term “EBITDA” refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term “Adjusted EBITDA” to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early extinguishment of debt and stock-based compensation. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States of America and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. The following schedule reconciles

Adjusted EBITDA to net cash from operating activities reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Three Months Ended
	March 31,

	2005	2004

		(As restated)
	(In thousands)
Net cash from operating activities (as reported on Consolidated Condensed Statements of Cash Flows)	$117,214	$37,808
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	29,117	42,774
Interest income	(2,643)	(677)
Change in working capital and other	(21,200)	(6,964)

Adjusted EBITDA	$122,488	$72,941

(3)	Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and leaseback transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Condensed Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Capital expenditures (as reported on Consolidated Condensed Statements of Cash Flows)	$69,107	$31,667
Less: cash paid portion of capitalized interest	(322)	(209)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(405)	(389)
Change in capital expenditures accrued or unpaid	(11,823)	(5,030)

Net capital expenditures	$56,557	$26,039

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

ARPU — Average Revenue Per Unit
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

	Three Months Ended
	March 31

	2005	2004

	(In thousands, except
	ARPU)
ARPU (without roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$378,858	$287,262
Adjust: activation fees deferred and recognized for SAB No. 101	(703)	(1,039)
Add: activation fees reclassed for EITF No. 00-21(1)	4,633	2,181
Less: roaming and other revenues	(48,476)	(33,964)

Service revenue for ARPU	$334,312	$254,440

Average units (subscribers)	1,669	1,271

ARPU	$67	$67

	Three Months Ended
	March 31

	2005	2004

	(In thousands, except
	ARPU)
ARPU (including roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations	$378,858	$287,262
Adjust: activation fees deferred and recognized for SAB No. 101	(703)	(1,039)
Add: activation fees reclassed for EITF No. 00-21(1)	4,633	2,181
Less: other revenues	(3,652)	(177)

Service revenue for ARPU	$379,136	$288,227

Average units (subscribers)	1,669	1,271

ARPU	$76	$76

(1)	Since implementation of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” each month we recognize the activation fees, handset equipment revenues and equipment costs that had been previously deferred in accordance with Staff Accounting Bulletin, or SAB, No. 101. Based on EITF Issue No. 00-21, we now recognize the activation fees that were formerly deferred and recognized as services revenues as equipment revenues.
LRS — Lifetime Revenue Per Subscriber
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

	Three Months
	Ended March 31,

	2005	2004

ARPU	$67	$67
Divided by: churn	1.4%	1.5%

Lifetime revenue per subscriber (LRS)	$4,786	$4,467

      In addition, see Notes 2 and 3 above for reconciliations of Adjusted EBITDA and net capital expenditures as non-GAAP financial measures.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues
      Total revenues increased 31% to $404.1 million for the three months ended March 31, 2005 as compared to $308.1 million generated in the same period in 2004. This growth in revenues was due mostly to the increase in our subscriber base. We expect our revenues to continue to increase as we add more subscribers and continue to introduce new products and data services.
      For the first quarter of 2005, our ARPU was $67 (or $76, including roaming revenues from Nextel), which were the same for the first quarter of 2004. We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2005. We expect to continue the strong growth of our data services, specifically GPS services, workforce management tools, navigation tools and wireless payment solutions. We believe growth in these services and solutions will continue to enhance our ARPU during the year.
      The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended March 31, 2005 and 2004 and our ARPU for those periods.

	For the Three		For the Three
	Months Ended	% of	Months Ended	% of	2005 vs 2004
	March 31,	Consolidated	March 31,	Consolidated
	2005	Revenues	2004	Revenues	$ Change	% Change

	(Dollars in thousands, expect ARPU)
Service and roaming revenues	$378,858	94%	$287,262	93%	$91,596	32%
Equipment revenues	25,226	6%	20,870	7%	4,356	21%

Total revenues	$404,084	100%	$308,132	100%	$95,952	31%

ARPU(1)	$67		$67

(1)	See “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
      Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 32% to $378.9 million for the three months ended March 31, 2005 as compared to $287.3 million for the same period in 2004. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular voice services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for the first quarter of 2005 accounted for approximately 12% of our service revenues, which was the same percentage for the same period in 2004. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.
      Under EITF Issue No. 00-21,“Accounting for Revenue Arrangements with Multiple Deliverables,” we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. See the notes to consolidated condensed financial statements included elsewhere in this report for a more detailed description of this policy. The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101. We believe the adjusted amounts best represent the actual service revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues that we use to measure our operating performance.

	Three Months Ended
	March 31,

	2005	2004

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$378,858	$287,262
Previously deferred activation fees recognized (SAB No. 101)	(703)	(1,039)
Activation fees to equipment revenues (EITF No. 00-21)	4,633	2,181

Total service revenues without SAB No. 101 and EITF No. 00-21	$382,788	$288,404

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$25,226	$20,870
Previously deferred equipment revenues recognized (SAB No. 101)	(3,843)	(5,695)
Activation fees from service revenues (EITF No. 00-21)	(4,633)	(2,181)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$16,750	$12,994

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$44,798	$37,307
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(4,546)	(6,734)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$40,252	$30,573

      Equipment revenues reported for the first quarter of 2005 were $25.2 million as compared to $20.9 million reported for the same period in 2004, representing an increase of $4.3 million. Of the $4.3 million increase from 2004 to 2005, $2.4 million was for additional activation fees recorded as equipment revenues based on EITF No. 00-21 and $3.8 million was due to growth in our subscriber base offset by $1.9 million less equipment revenues previously deferred pursuant to SAB No. 101. Our equipment revenues consist of revenues received for wireless handsets and accessories purchased by our subscribers.

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
      For the three months ended March 31, 2005, our cost of service revenues was $98.6 million as compared to $84.5 million for the same period in 2004, representing an increase of $14.1 million, or 17%. The increase in costs was partially the result of bringing on-air approximately 496 additional cell sites since March 31, 2004. Furthermore, our number of customers as of March 31, 2005 grew 29% since March 31, 2004, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to first quarter 2004, the average monthly minutes of use per subscriber increased by 10%, to 772 average monthly minutes of use per subscriber for the first quarter of 2005 from 701 average monthly minutes of use per subscriber for the same period in 2004. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.
      We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized. From the first quarter of 2004 to the same period in 2005, our cost of service revenues as a percentage of service revenues declined from 29% to 26%.

Cost of Equipment Revenues
      Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues for the three months ended March 31, 2005 was $44.8 million as compared to $37.3 million for the same period in 2004, or an increase of $7.5 million. The increase in costs relates mostly to $9.7 million from the increased volume of subscribers offset by recognizing $2.2 million less of equipment costs that were previously deferred in accordance with SAB No. 101.
      Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $23.5 million for the three months ended March 31, 2005 as compared to a loss of $17.6 million for the same period in 2004. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months
	Ended March 31,

	2005	2004

	(In thousands)
Equipment revenues billed	$16,750	$12,994
Cost of equipment revenues billed	(40,252)	(30,573)

Total gross subsidy for equipment	$(23,502)	$(17,579)

Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative costs as described below. For the three months ended March 31, 2005, selling, general and administrative expenses were $138.2 million compared to $113.4 million for the same period in 2004, representing an increase of $24.8 million, or 22%.

      Sales and marketing expenses for the three months ended March 31, 2005 were $57.2 million, an increase of $8.6 million, or 17.6%, from first quarter 2004 due to the following:

•	$7.7 million increase in commissions, commission bonuses and residuals paid to account representatives and the indirect sales channel;

•	$0.6 million increase in facility and lease costs primarily for the additional retail stores put in operation in the first quarter of 2005; and

•	$0.3 million increase in advertising and media expenses as a result of general marketing campaigns.
      General and administrative costs include costs associated with customer care center operations and service and repair for customer handsets along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the three months ended March 31, 2005, general and administrative costs were $80.9 million, an increase of $16.2 million, or 25%, compared to the same period in 2004 due to the following:

•	$9.0 million increase in expenses for service and repair, billing, collection and customer retention expenses, including handset upgrades to support a larger and growing customer base, offset by a $2.1 million decrease in bad debt expenses due to improved collection activity;

•	$6.4 million increase in support of our information systems, facilities and corporate expenses; and

•	$2.9 million increase due to hiring additional staff and operating expenses to support our growing customer base and related activities in Las Vegas, Nevada and Panama City Beach, Florida.
      As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase, but at a slower rate than our customer growth due to efficiencies we anticipate being able to implement.

Non-Cash Compensation Expense
      For the three months ended March 31, 2005 we recorded a non-cash stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $127,000 and $217,000, respectively. We expect stock-based compensation expense to increase upon our mandatory adoption of SFAS No. 123R, which was recently deferred to January 1, 2006. See “Recently Issued Accounting Pronouncements” in the notes to consolidated condensed financial statements included elsewhere in this report for additional information regarding SFAS No. 123R.

Depreciation and Amortization Expense
      For the first quarter ended March 31, 2005, our depreciation and amortization expense was $40.8 million compared to $36.6 million for the same period in 2004, representing an increase of 11%. The $4.2 million increase in depreciation and amortization expense was due to adding approximately 496 cell sites since March 31, 2004. We also acquired furniture and equipment for the expansion of our existing customer call center in Panama City Beach, Florida which became operational during third quarter 2004 and 38 new company-owned stores since March 31, 2004. We expect depreciation and amortization to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new company-owned stores.

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $5.1 million, or 16%, from $31.0 million for the three-month period ended March 31, 2004 to $25.9 million for the three-month period ended March 31, 2005. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes due 2009 and 11% senior notes due 2010. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of approximately $0.6 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.

      For the three months ended March 31, 2005, interest income was $2.6 million compared to $677,000 for 2004. The increase is due mostly to improved rates of return as well as a larger investment portfolio.

Income Tax Provision
      As a result of adopting SFAS 142, we record a non-cash income tax provision. See the notes to consolidated condensed financial statements included elsewhere in this report for a more detailed description of this policy. During the three months ended March 31, 2005 and 2004, we recorded a deferred income tax provision relating to our FCC licenses of $1.9 million and $799,000, respectively. Our interim period tax provision (or benefit) is calculated as the estimated annual effective tax rate applied to the quarter-to-date income. The increase in tax expense over the prior year is a result of the fact that our net income is higher compared with the same period in the prior year. Other than the AMT deferred tax asset, we have continued to record a full valuation allowance on our net deferred tax assets through March 31, 2005, given cumulative losses in recent years. We believe sufficient positive evidence, predominately taxable income, may emerge in 2005 which could support a conclusion that some or all of the valuation allowance may not be necessary in the second half of 2005.
      During the three months ended March 31, 2005 we recorded a current income tax provision of $1.1 million for AMT, which was offset by a corresponding credit to deferred income tax provision of $1.1 million to account for the tax benefit of credit carryforwards related to taxes paid under AMT. We expect to continue to incur a minimal amount of AMT for the remainder of 2005.

Net Income Attributable to Common Stockholders
      For the three months ended March 31, 2005, we had a net income attributable to common stockholders of approximately $56.5 million compared to a net income attributable to common stockholders of $3.5 million for the same period in 2004, representing an improvement of $53.0 million. We expect to continue generating positive net income for the remainder of 2005.
Liquidity and Capital Resources
      As of March 31, 2005, our cash and cash equivalents and short-term investments balance was approximately $333.8 million, an increase of $69.2 million compared to the balance of $264.6 million as of December 31, 2004 and an increase of $71.7 million compared to the balance of $262.1 million as of March 31, 2004. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $433.8 million as of March 31, 2005. The $69.2 million increase in our liquidity position from December 31, 2004 was in part a result of positive cash from operating activities and stock options exercised offset by additional capital spending.

Statement of Cash Flows Discussion

	For the Three Months Ended March 31,

	2005	2004	$ Change	% Change

	(Dollars in thousands)
Net cash from operating activities	$117,214	$37,808	$79,406	210%
Net cash from investing activities	$(37,281)	$(24,135)	$(13,146)	n/m
Net cash from financing activities	$21,153	$(10,501)	$31,654	n/m

n/m — not meaningful
      For the three months ended March 31, 2005, we generated $117.2 million in cash from operating activities as compared to $37.8 million in cash for the same period in 2004. The $79.4 million increase in funds from operating activities was due to the following:

•	a $56.0 million increase in income generated from operating activities, excluding changes in current assets and liabilities;

•	a $19.5 million decrease in our on-hand subscriber equipment inventory and other current assets; and

•	a $19.0 million increase in accounts payable and other current liabilities and advances to Nextel WIP due to the timing of payments; offset by

•	a $15.1 million increase in our accounts receivable balance from customers due to the growth in number of subscribers.
      Net cash used from investing activities for the three months ended March 31, 2005 was $37.3 million compared to $24.1 million for the same period in 2004. The $13.1 million increase in net cash used from investing activities was primarily due to:

•	a $37.4 million increase in capital expenditures; offset by

•	a $2.3 million decrease in FCC licenses acquired; and

•	a $184.7 million decrease in purchases of short-term investments offset by $162.7 decrease in cash proceeds from the sale and maturities of short-term investments.
      Net cash from financing activities for the three months ended March 31, 2005 totaled $21.2 million, which was an increase of $31.7 million compared to $10.5 million used in the same period in 2004. The $31.7 million net increase in cash from financing activities was due to:

•	a $17.7 million increase in proceeds from stock options exercised and cash proceeds from employee purchases of stock;

•	a $13.7 million increase from cash used in 2004 for redemption of the remainder of our outstanding 14% senior discount notes due 2009 and repurchase for cash in open-market purchases of our 11% senior notes due 2010; and

•	a $0.3 million decline in debt and equity issuance costs.

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
      The following table provides details regarding our contractual obligations subsequent to March 31, 2005:

	Payments Due by Period

	Remainder of
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Long-term debt(1)	$1,157	$—	$5,250	$306,981	$153,250	$1,155,750	$1,622,388
Interest on long-term debt(2)	70,625	107,747	110,383	111,075	106,979	130,335	637,144
Operating leases	70,018	74,821	60,324	48,542	37,139	49,854	340,698
Capital lease obligations(3)	3,920	5,227	5,227	5,227	5,227	—	24,828
Purchase obligations(4)	2,386	787	—	—	—	—	3,173

Total contractual obligations	$148,106	$188,582	$181,184	$471,825	$302,595	$1,335,939	$2,628,231

(1)	Assumes redemption of the remaining 11% senior notes due 2010 in April 2005.

(2)	Includes interest on swaps of approximately ($444,000) and ($713,000) for the remainder of 2005 and 2006, respectively. These amounts include estimated payments based on management’s expectation as to future interest rates. Assumes non-renewal of the interest rate swap with notional amount of $50.0 million that expired in April 2005 and redemption of the remaining 11% senior notes due 2010 that were redeemed in April 2005.

(3)	Includes interest.

(4)	Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004 for amounts paid to Motorola.

Sources of Funding
      To date, third-party financing activities and cash flow from operations have provided all of our funding. Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information on our sources of funding, including our refinancing activities.
      As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.
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
Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and also please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions. During the three months ended March 31, 2005, we did not make any material changes in or to our critical accounting policies.
Recently Issued Accounting Pronouncements
      See “Note 3 — Significant Accounting Policies” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of recently issued accounting pronouncements.
Related Party Transactions
      See “Note 8 — Related Party Transactions” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of our related party transactions.
RISK FACTORS
      Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed description of some of the risks and uncertainties that we face. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.
FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form  10-Q. Forward-looking statements include, but are not limited to, statements with respect to the following:

•	our business plan, its advantages and our strategy for implementing our plan;

•	the success of efforts to improve and enhance, and satisfactorily address any issues relating to, our network performance;

•	the characteristics of the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

•	the implementation and performance of the technology, including higher speed data infrastructure and software designed to significantly increase the speed of our network, being deployed or to be deployed in our various markets, including the expected 6:1 voice coder software upgrade being developed by Motorola and technologies to be implemented in connection with the completed launch of Nationwide Direct Connect capability;

•	the potential impact on us if the Nextel-Sprint merger is completed and the uncertainties related to such proposed merger;

•	our ability to attract and retain customers;

•	our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it;

•	our ability to achieve and maintain market penetration and average subscriber revenue levels;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder, and market acceptance of such handsets and service offerings;

•	the availability and cost of acquiring additional spectrum;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services including, for example, two-way walkie-talkie services that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

•	the potential impact on us of the reconfiguration of the 800 MHz band required by the recent rebanding orders issued to Nextel;

•	delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer; and

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities and wireless number portability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      As of March 31, 2005, we had 11% senior notes due 2010, 12 1/2% senior notes due 2009, 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.
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
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.
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
      The swap agreement does not qualify for cash flow hedge accounting. In accordance with SFAS No. 133, the fair value of the swap agreement is included in other current liabilities on the balance sheet. For the three months ended March 31, 2005 and 2004, we recorded non-cash, non-operating gains of $0.6 million and $1.1 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

Cash Flow Hedging Instruments
      In September 2004 we entered into a series of interest rate swap agreements for $150 million, which had the effect of converting certain of our variable interest rate $700 million term C loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 and expiring August 31, 2006.
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at March 31, 2005 was included in other current assets and other non-current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at March 31, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during the quarter.
      A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of March 31, 2005 follows:

	Remainder of
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt obligations:
Fixed-rate debt(1)	$1,157	$—	$—	$299,981	$146,250	$475,000	$922,388	$1,382,888
Average interest rate	6.7%	6.7%	6.7%	6.9%	9.1%	8.1%	7.2%
Variable-rate debt(2)	$—	$—	$5,250	$7,000	$7,000	$680,750	$700,000	$700,000
Average interest rate	(LIBOR + 2.5%)

(1)	Assumes redemption of the remaining 11% senior notes due 2010 in April 2005.

(2)	As of March 31, 2005, variable-rate debt consisted of our bank credit facility. The bank credit facility includes a $700.0 million tranche C term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche C term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margin. The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2005, the average interest rate on the tranche C term loan was 5.4375%.
      Aggregate notional amounts associated with interest rate swaps in place as of March 31, 2005 were as follows (listed by maturity date):

	Remainder of							Fair Value	Fair Value
	2005	2006	2007	2008	2009	Thereafter	Total	Asset	Liability

	(Dollars in thousands)
Interest rate swaps:
Notional amount(1)	$50,000	$200,000	$—	$—	$—	$—	$250,000	$1,988	$520
Weighted-average fixed rate payable(2)	3.0%	3.6%	—	—	—	—	—	—	—
Weighted-average fixed rate receivable(3)	—	—	—	—	—	—	—	—	—

(1)	Includes notional amounts of $50.0 million and $200.0 million that will expire in April 2005 and August 2006, respectively.

(2)	Represents the weighted-average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

(3)	The initial applicable margin for the tranche C term loan is 2.50% over LIBOR and 1.50% over the base rate. For the revolving credit facility, the applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2005, the interest rate on the tranche C term loan was 5.4375%.

Item 4.	Controls and Procedures
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
      There has been no change in our internal control over financial reporting during our first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. In June 2004, an agreement of settlement was submitted to the court for preliminary approval. The court granted the preliminary approval on February 15, 2005, subject to certain modifications. The proposed settlement, which is not material to us, is subject to a number of contingencies, including final approval by the court. We are unable to determine whether or when a settlement will occur or be finalized.
      On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc., et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. The district court denied plaintiffs’ motion to remand the consolidated cases back to their respective state courts, and, on March 5, 2003, the district court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims. The plaintiffs appealed the district court’s remand and dismissal decisions to the United States Court of Appeals for the Fourth Circuit. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the district court’s remand and dismissal decisions. The Fourth Circuit’s Order remanded the Gimpelson case to the State Court of Fulton County, State of Georgia. On or about April 16, 2005, the Fourth Circuit denied a motion to reconsider its March 16, 2005 decision. We dispute the allegations in the complaint, will vigorously defend against the action in whatever forum it is litigated, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      As compensation for services to be rendered as a member of our board of directors, on January 27, 2005, we issued 7,500 restricted shares of Class A common stock to Arthur W. Harrigan, Jr., one of our directors, which shares vest in three annual installments beginning January 27, 2006. These shares were issued pursuant to and are subject to our restricted stock plan. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 5.	Other Information

Agreements with Officers and Directors
      Effective as of May 9, 2005, our compensation committee approved amendments to our employment agreements for the following executive officers: John Chapple, Barry Rowan, David Aas and Donald Manning. For all of these officers, the purposes of the amendments were to incorporate the annual merit increases in salary, to set their respective targeted bonus percentages and to establish the performance criteria for the payment of the bonuses. The salary adjustments were retroactive to February 24, 2005. The compensation amounts for 2005 were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. Moreover, Mr. Rowan’s agreement was further amended to reflect his recent promotion to Executive Vice President and corresponding compensation increase effective as of May 9, 2005. The employment agreement for Mark Fanning, one of our former executive officers, was amended to reflect his decision to step down as an executive officer and to work part time for the company in a non-executive position as Vice President of Organizational Development.
      In addition, all of the employment agreements, other than Mr. Fanning’s, were amended to incorporate the applicable provisions of our Retention and Severance Plan adopted by our compensation committee effective as of January 27, 2005. The terms of our Retention and Severance Plan were disclosed in our Current Report on Form 8-K filed on February 2, 2005 and in our definitive proxy statement filed on April 8, 2005 in connection with our annual meeting of stockholders to be held on May 12, 2005. The agreements, other than Mr. Fanning’s, were amended to provide that we will make any necessary additional payments (the “Gross-up Payments”) to the executive officers such that the net amount of any retention and severance payments and other benefits (whether pursuant to the Retention and Severance Plan or otherwise) (the “Compensation Payments”) paid to any such individual, after deduction of any tax imposed by Section 4999 of the Internal Revenue Code or any successor to Section 4999 on the Compensation Payments and any U.S. federal, state, and local income or payroll tax imposed on the Gross-up Payments, but before any deduction for U.S. federal, state and local income or payroll tax on the Compensation Payments, is equal to the Compensation Payments, provided that we meet or exceed the operating cash flow objectives for 2005 adopted at our January 2005 compensation committee meeting. Copies of these amended employment agreements (other than the agreement for Mr. Fanning, who is no longer an executive officer) are being filed as exhibits to this Quarterly Report on Form 10-Q.
      In addition, on May 9, 2005, our compensation committee approved the execution and delivery by OPCO and Nextel Partners, Inc. of employment agreements with each of James Ryder and Philip Gaske, our Chief

Operating Officer and Vice President, Customer Care, respectively. These agreements, which have an effective date of February 24, 2005, set forth each officer’s base salary and bonus. Under these agreements, each officer has agreed that while employed by us and for one year thereafter, he will not compete against, or solicit employees or business from, us or any of our direct or indirect subsidiaries. Each agreement has an initial term of one year and automatically extends for successive one-year terms unless the employee or the board of directors provides written notice of termination to the other party at least thirty (30) calendar days prior to the end of the then-current term. For as long as each employment agreement is renewed, each year the compensation committee is required to review the executive’s base salary and bonus payment in light of the performance of the executive and the company, and the committee may then increase (but not decrease) the base salary and bonus payment by an amount it determines to be appropriate. Each agreement incorporates the applicable provisions of the Retention and Severance Plan adopted by our compensation committee effective as of January 27, 2005. Finally, each of these agreements provides for the same Gross-Up Payments described above. Copies of these employment agreements are being filed as exhibits to this Quarterly Report on Form 10-Q.
      Certain of our executive officers and directors are currently parties to Restricted Stock Purchase Agreements, some of which have been amended and/or amended and restated (the “RSPAs”). Pursuant to these RSPAs, we issued to these executive officers and directors certain restricted shares of our Class A common stock, which were subject to vesting schedules. The RSPAs provided that if the executive officer’s employment or director’s service with us was terminated for “Cause,” or if the executive officer or director resigned without “Good Reason” (in each case, as defined in the RSPA), then we would have the right for 90 days following the date of termination to purchase from such individual all or any portion of the vested shares at the “Fair Market Value” of the shares (as defined in the applicable RSPA) or, with respect to directors, at the lesser of the Fair Market Value or $0.01 per share. Effective as of May 9, 2005, our compensation committee approved amendments to the RSPAs for our executive officers and directors such that, with respect to any shares of Class A common stock that were issued to an executive officer or director pursuant to an RSPA that have vested in full or that shall vest in full in accordance with the terms of the respective RSPA, the repurchase rights relating to such shares provided to us under the applicable RSPA shall be terminated in their entirety (i) as of May 9, 2005 with respect to all shares fully vested as of such date and (ii) with respect to shares that are not fully vested as of May 9, 2005, as of the date such shares fully vest, if ever, whereupon any such vested shares shall, upon the applicable dates set forth above, no longer be subject to the repurchase rights under the RSPAs. In addition, the RSPAs were amended to revise the definition of change of control to delete references to events that are no longer applicable and to make certain other definitional changes. Copies of the forms of Restricted Stock Purchase Agreements used for these executive officers and directors are being filed as exhibits to this Quarterly Report on Form 10-Q.
      Finally, on May 9, 2005, our compensation committee approved amendments to the form of stock option agreements entered into between us and each of our executive officers for options granted on or after January 27, 2005. Our form of option agreement for option grants to executive officers prior to January 27, 2005 provided for acceleration of the vesting of such options upon any change of control of us or Nextel Communications. As amended, the option agreement for options granted on or after January 27, 2005 now provide for the vesting of such options only upon a change of control of us if, at the time of such change of control event, we have achieved our 2005 operating cash flow targets as established by the committee at its January 27, 2005 meeting. The option agreements for options granted to executive officers prior to January 27, 2005 remain unchanged. Moreover, if the proposed merger between Sprint Corporation and Nextel Communications does not close on or before May 31, 2006, then the accelerated vesting provisions for the options granted on or after January 27, 2005 will revert back to those contained in the prior form of option agreement. The option agreements were also amended to revise the definition of change of control to delete references to events that are no longer applicable. Copies of the form of (a) stock option agreement used for executive officers for options granted prior to January 27, 2005 and (b) stock option agreement used for executive officers for options granted on or after January 27, 2005 are being filed as exhibits to this Quarterly Report on Form  10-Q.

Changes to Nomination Process
      Effective as of April 21, 2005, our board of directors, upon recommendation of the nominating committee, ratified and approved an amendment to the charter of the nominating committee. The change amends the advance notice provisions of the nominating committee charter to conform the charter to the advance notice provisions of our amended bylaws. Specifically, stockholders suggesting persons as director nominees should send information about the proposed nominee to the Corporate Secretary at our address not less than ninety (90) days and not more than one hundred twenty (120) days prior to the anniversary of the prior year’s annual stockholder meeting. Prior to the amendment of the nominating committee charter, stockholders were required to send information about the proposed nominee at least one hundred twenty (120) days prior to the anniversary of the mailing date of the prior year’s proxy statement.

Item 6.	Exhibits
(a) List of Exhibits.

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).

3	.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc. (incorporated by reference to Exhibit 3.1 (a) to Quarterly Report on Form 10-Q filed August 9, 2004).

3.2		Amended and Restated Bylaws, effective of June 3, 2004 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed March 16, 2005).

10	.14^	Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and John Chapple.

10	.18(e)	Form of Stock Option Agreement — Senior Manager (for options granted prior to January 27, 2005).

10	.18(f)	Form of Stock Option Agreement — Senior Manager (for options granted on or after January 27, 2005).

10	.18(g)	Form of Stock Option Agreement — Board Member (for options granted prior to January 27, 2005).

10	.18(h)	Form of Stock Option Agreement — Board Member (for options granted on or after January 27, 2005).

10	.20^^	Form of Amended and Restated Restricted Stock Purchase Agreement (Senior Managers) dated May 9, 2005 to be executed by Nextel Partners, Inc. and certain of its executive officers (other than Barry Rowan).

10	.20(a)	Amended and Restated Restricted Stock Purchase Agreement dated May 9, 2005 by and between Nextel Partners, Inc. and Barry Rowan.

10	.21^	Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and David Aas.

10	.66^	Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and Donald Manning.

10	.74(a)^^^	Form of Restricted Stock Purchase Agreement (Directors) to be executed between Nextel Partners, Inc. and each of its outside directors who are issued restricted stock.

10	.75^	Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and Barry Rowan.

10.83		Cooperation Agreement 800MHz Spectrum Rebanding dated March 7, 2005 between Nextel Communications, Inc. and Nextel Partners, Inc. (incorporated by reference to Exhibit 10.83 to Current Report on Form 8-K filed March 11, 2005).

10.84		Employment Agreement, dated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and James Ryder.

10.85		Employment Agreement, dated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and Philip Gaske.

31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18. U.S.C. Section 1350.

32.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

^	Replaces previously filed exhibit of same number.

^^	Replaces previously filed Exhibits 10.19, 10.20 and 10.32.

^^^	Replaces previously filed Exhibit 10.18(c).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.
(Registrant)

By:	/s/ BARRY ROWAN

Barry Rowan
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

By:	/s/ LINDA ALLEN

Linda Allen
Chief Accounting Officer
(Principal Accounting Officer)
Date: May 10, 2005