Form 10-Q
period 2005-06-30
NEXTEL PARTNERS INC
filed 2005-08-09
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on July 27, 2005

Class A Common Stock	184,902,306 shares
Class B Common Stock	84,632,604 shares

NEXTEL PARTNERS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2005	2004

	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,619	$147,484
Short-term investments	47,816	117,095
Accounts and notes receivable, net of allowance $22,801 and $15,874, respectively	228,785	190,954
Subscriber equipment inventory	50,339	49,595
Other current assets	38,848	31,388

Total current assets	553,407	536,516

PROPERTY, PLANT AND EQUIPMENT, at cost	1,665,602	1,546,685
Less — accumulated depreciation and amortization	(584,032)	(503,967)

Property, plant and equipment, net	1,081,570	1,042,718

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	375,633	375,470
Debt issuance costs and other, net of accumulated amortization of $8,081 and $6,456, respectively	19,333	20,995

Total non-current assets	394,966	396,465

TOTAL ASSETS	$2,029,943	$1,975,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$114,394	$82,833
Accrued expenses and other current liabilities	117,131	115,447
Due to Nextel WIP	11,828	7,379

Total current liabilities	243,353	205,659

LONG-TERM OBLIGATIONS:
Long-term debt	1,480,012	1,632,518
Deferred income taxes	55,799	53,964
Other long-term liabilities	35,391	32,243

Total long-term obligations	1,571,202	1,718,725

TOTAL LIABILITIES	1,814,555	1,924,384

COMMITMENTS AND CONTINGENCIES (See Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred stock, par value $.001 per share, 13,110,000 shares authorized, no shares outstanding	—	—
Common stock, Class A, par value $.001 per share, 500,000,000 shares authorized, 184,766,624 and 181,557,105 shares, respectively, issued and outstanding, and paid-in capital	1,063,590	1,029,193
Common stock, Class B, par value $.001 per share convertible, 600,000,000 shares authorized, 84,632,604 shares, issued and outstanding, and paid-in capital	172,697	172,697
Accumulated deficit	(1,022,389)	(1,150,806)
Deferred compensation	(353)	(440)
Accumulated other comprehensive income	1,843	671

Total stockholders’ equity	215,388	51,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,029,943	$1,975,699

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(Dollars in thousands, except per share amounts)
	(Unaudited)
REVENUES:
Service revenues (earned from Nextel WIP $50,759, $36,790, $95,583 and $70,577 respectively)	$410,420	$312,232	$789,278	$599,494
Equipment revenues	24,402	22,408	49,628	43,278

Total revenues	434,822	334,640	838,906	642,772

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $33,694, $29,581, $66,193 and $59,277 respectively) (incurred from Nextel WIP $33,925, $28,710, $66,836 and $55,034 and American Tower $2,963, $2,476, $6,057 and $4,939 respectively)	103,871	88,073	202,497	172,535
Cost of equipment revenues	46,116	40,517	90,914	77,824
Selling, general and administrative (Incurred from Nextel WIP $10,247, $6,106, $20,860 and $11,628 respectively)	145,215	117,808	283,387	231,230
Stock based compensation (primarily selling, general and administrative related)	121	337	248	554
Depreciation and amortization	41,433	36,630	82,186	73,199

Total operating expenses	336,756	283,365	659,232	555,342

INCOME FROM OPERATIONS	98,066	51,275	179,674	87,430
Interest expense, net	(24,359)	(27,296)	(50,226)	(58,248)
Interest income	1,010	302	3,653	979
Loss on early retirement of debt	(824)	(53,413)	(824)	(54,971)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	73,893	(29,132)	132,277	(24,810)
Income tax (provision) benefit	(2,008)	8,634	(3,860)	7,835

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$71,885	$(20,498)	$128,417	$(16,975)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Basic	$0.27	$(0.08)	$0.48	$(0.06)

Diluted	$0.23	$(0.08)	$0.42	$(0.06)

Weighted average number of shares outstanding
Basic	268,675,859	263,051,820	267,891,574	262,725,205

Diluted	311,293,577	263,051,820	309,822,641	262,725,205

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	For the Six Months
	Ended June 30,

	2005	2004

		(As restated)
	(Dollars in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128,417	$(16,975)
Adjustments to reconcile net income (loss) to net cash from operating activities
Deferred income tax provision (benefit)	1,836	(7,835)
Depreciation and amortization	82,186	73,199
Amortization of debt issuance costs	1,758	2,105
Interest accretion for senior discount notes	—	20
Bond discount amortization	547	468
Loss on early retirement of debt	824	54,971
Fair value adjustments of derivative instruments and investments	(1,775)	(2,106)
Stock based compensation	248	554
Other	1,043	(147)
Changes in current assets and liabilities:
Accounts and notes receivable, net	(37,831)	(20,853)
Subscriber equipment inventory	(744)	(10,915)
Other current and long-term assets	(6,636)	(47)
Accounts payable, accrued expenses and other current liabilities	52,142	6,097
Operating advances due to (from) Nextel WIP	1,847	2,310

Net cash from operating activities	223,862	80,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(138,323)	(64,318)
FCC licenses	(70)	(2,500)
Proceeds from maturities of short-term investments	93,389	54,796
Proceeds from sales of short-term investments	19,660	293,981
Purchases of short-term investments	(43,050)	(286,798)

Net cash from investing activities	(68,394)	(4,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	550,000	724,565
Stock options exercised	33,007	6,638
Proceeds from stock issued for employee stock purchase plan	1,209	1,150
Proceeds from sale lease-back transactions	4,426	779
Debt repayments	(701,221)	(788,909)
Capital lease payments	(1,711)	(1,569)
Debt and equity issuance costs	(1,043)	(3,101)

Net cash from financing activities	(115,333)	(60,447)

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,135	15,560
CASH AND CASH EQUIVALENTS, beginning of period	147,484	122,620

CASH AND CASH EQUIVALENTS, end of period	$187,619	$138,180

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Cash paid for income taxes	$3,125	$—

Retirement of long-term debt with common stock	$30	$—

Cash paid for interest, net of capitalized amount	$50,485	$70,051

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2005
(unaudited)

1.	BASIS OF PRESENTATION
      Our interim consolidated condensed financial statements for the three and six months ended June 30, 2005 and 2004 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and quarterly filings on Form 10-Q filed with the SEC.
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flows or the timing of payments under our relevant leases. As such, we restated certain prior periods, including our previously issued consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations for the three and six months ended June 30, 2004. Please refer to Note 4 to the accompanying consolidated condensed financial statements for a further discussion of this restatement.
      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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
      As previously discussed, we rely on Nextel WIP for the provision of certain services. For the foreseeable future, we intend to continue to rely on Nextel WIP for the provision of these services, as we do not currently have the infrastructure to support those services. We may begin to build the infrastructure needed to support some or all of those services to the extent that Nextel WIP will no longer provide them to us as a result of the pending merger between Sprint Corporation (“Sprint”) and Nextel. To the extent that Nextel WIP’s failure or refusal to provide us with these services is a violation of our joint venture or other agreements with Nextel WIP, we will pursue appropriate legal and equitable remedies available to us.
      If Nextel encounters financial or operating difficulties relating to its portion of the Nextel Digital Wireless Network, or experiences a significant decline in customer acceptance of its services and products, or refuses to provide us with these services in violation of our agreements, and we are unable to replace these services timely, our business may be adversely affected, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers.

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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The following schedule is our net income per share calculation for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except share and per share amounts)
Income (loss) attributable to common stockholders (numerator for basic)	$71,885	$(20,498)	$128,417	$(16,975)
Effect of dilutive securities:
Convertible Senior Notes	1,125	—	2,250	—

Adjusted Income (loss) attributable to common stockholders (numerator for diluted)	$73,010	$(20,498)	$130,667	$(16,975)

Gross weighted average common shares outstanding	268,780,859	263,221,820	267,995,455	262,895,205
Less: Weighted average shares subject to repurchase	(105,000)	(170,000)	(103,881)	(170,000)

Weighted average common shares outstanding — basic (denominator for basic)	268,675,859	263,051,820	267,891,574	262,725,205
Effect of dilutive securities:
Stock options	9,653,724	—	8,969,027	—
Restricted stock (unvested)	93,354	—	90,732	—
Convertible senior notes	32,870,640	—	32,871,308	—

Weighted average common shares outstanding — diluted (denominator for diluted)	311,293,577	263,051,820	309,822,641	262,725,205

Net income (loss) per share, basic	$0.27	$(0.08)	$0.48	$(0.06)

Net income (loss) per share, diluted	$0.23	$(0.08)	$0.42	$(0.06)

      For the three and six months ended June 30, 2004, approximately 32.9 million shares issuable upon the assumed conversion of our 1 1/2% senior convertible notes that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, for the three and six months ended June 30, 2004, approximately 170,000 shares of restricted stock and 22.9 million and 22.7 million stock options, respectively were excluded from the calculation of diluted earnings per common share as their effects were antidilutive.
      For the three and six months ended June 30, 2005, 11,500 and 35,250 stock options, respectively, were excluded from the calculation of diluted earnings per common share as their exercise prices exceeded the average market price of our class A common stock.

Cash and Cash Equivalents
      Cash equivalents include time deposits and highly-liquid investments with remaining maturities of three months or less at the time of purchase.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Short-Term Investments
      Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at June 30, 2005 and December 31, 2004 consisted of U.S. government agency securities, U.S. Treasury securities, corporate notes and bonds, other asset backed securities, auction rate securities and commercial paper. We classify our investment securities as available-for-sale because the securities are not intended to be held-to-maturity and are not held principally for the purpose of selling them in the near term. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income.

Sale-Leaseback Transactions
      We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended June 30, 2005 and 2004 we received cash proceeds of approximately $4.0 million and $390,000, respectively, and for the six months ended June 30, 2005 and 2004 we received cash proceeds of approximately $4.4 million and $779,000, respectively, for assets sold to third parties in these transactions. Gains on sale-leaseback transactions are deferred and recognized over the lease term.

Leases
      We lease various cell sites, equipment and office facilities under operating leases. Leases for cell sites are typically five years with renewal options. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years. Certain costs related to our cell sites are depreciated over a ten-year period on a straight-line basis, which represents the lesser of the lease term or economic life of the asset. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured. Office facilities and equipment are leased under agreements with terms ranging from one month to twenty years. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

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
      SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment, and written down as a charge to results of operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds fair value. We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an annual asset impairment analyses on our FCC licenses and to date we have determined there has been no impairment related to our FCC licenses. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”
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

Income Taxes
      For the three and six months ended June 30, 2005, our income tax provision was comprised of both current and deferred income taxes. Our current provision reflects taxes payable under the alternative minimum tax (“AMT”) system, which limits the amount of net operating loss carryforwards taxpayers can use to offset current income. Our deferred provision includes the expense associated with the FCC licenses (refer to the discussion on FCC licenses above) and the tax benefit of credit carryforwards related to the tax paid under the AMT system.
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands)
Current Federal and State Income Tax Provision:
AMT	$(934)	$—	$(2,024)	$—
Deferred Federal and State Income Tax (Provision)/ Benefit:
FCC Licenses	(2,008)	8,634	(3,860)	7,835
AMT Credit Carryforward	934	—	2,024	—

Total Deferred Tax (Provision)/ Benefit	(1,074)	8,634	(1,836)	7,835

Total Income Tax (Provision)/ Benefit	$(2,008)	$8,634	$(3,860)	$7,835

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
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.
     Non-Cash Flow Hedging Instruments
      In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004 and 2005, we terminated the interest rate swap agreements in accordance with their original terms and paid approximately $639,000 and $520,000, respectively, for the final settlement. We did not record any realized gain or loss with the terminations since the swaps did not qualify for cash flow hedge accounting and we recognized changes in their fair value up to the respective termination dates as part of our interest expense.
      For the three months ended June 30, 2005 and 2004, we recorded non-cash, non-operating gains of approximately $0.5 million and $1.0 million, respectively, and for the six months ended June 30, 2005 and 2004, we recorded approximately $1.1 million and $2.1 million in gains, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

Non-Cash Flow Hedging Instruments
(In thousands)
Fair value of liability as of December 31, 2004	$1,117
Change in fair value — interest rate changes	(597)
Final settlement of swap agreement	(520)

Fair value of liability as of June 30, 2005	$0

     Cash Flow Hedging Instruments
      In September 2004 we entered into a series of interest rate swap agreements for $150 million, which had the effect of converting certain of our variable interest rate loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 and expiring August 31, 2006. The term C loan obligation was replaced with the refinancing of our credit facility in May 2005; however, we maintained the existing swap agreements.
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at June 30, 2005 was included in other current assets and other non-current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at June 30, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during the quarter or year-to-date.

Cash Flow Hedging Instruments
(In thousands)
Fair value of assets as of December 31, 2004	$579
Change in fair value — interest rate changes	638

Fair value of assets as of June 30, 2005	$1,217

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
      For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the three months ended June 30, 2005 and 2004 were $5.1 million and $3.3 million, respectively, and for the six months ended June 30, 2005 and 2004 were $9.9 million and $6.3 million, respectively.
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
      For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the three months ended June 30, 2005 and 2004, we recognized $3.7 million and $6.3 million, respectively, and for the six months ended June 30, 2005 and 2004, we recognized $8.2 million and $13.0 million, respectively, of activation fees and handset equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except per share amounts)
Service revenues	$409,858	$311,247	$788,013	$597,470

Equipment revenues	$21,286	$17,123	$42,669	$32,298

Cost of equipment revenues	$42,438	$34,247	$82,690	$64,820

Income (Loss) attributable to common stockholders	$71,885	$(20,498)	$128,417	$(16,975)

Income (Loss) per share attributable to common stockholders, basic	$0.27	$(0.08)	$0.48	$(0.06)

Income (Loss) per share attributable to common stockholders, diluted	$0.23	$(0.08)	$0.42	$(0.06)

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
      As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during the three and six months ended June 30, 2005 and 2004, our net income (loss) and basic and diluted income (loss) per share would have adjusted to the pro forma amounts indicated below:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except per share amounts)
Net income (loss), as reported	$71,885	$(20,498)	$128,417	$(16,975)
Add: stock-based employee compensation expense included in reported net income (loss)	121	337	248	554
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(7,529)	(6,566)	(14,935)	(12,805)

As adjusted, net income (loss)	$64,477	$(26,727)	$113,730	$(29,226)

Basic income (loss) per share attributable to common stockholders:
As reported	$0.27	$(0.08)	$0.48	$(0.06)

As adjusted	$0.24	$(0.10)	$0.42	$(0.11)

Diluted income (loss) per share attributable to common stockholders:
As reported	$0.23	$(0.08)	$0.42	$(0.06)

As adjusted	$0.21	$(0.10)	$0.37	$(0.11)

Weighted average fair value per share of options granted	N/A	$8.81	$7.64	$8.41

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The fair value of each option grant and employee stock purchase is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	For the Six Months
	Ended June 30,

	2005	2004

Expected stock price volatility	38.5% - 43.0%	67.9% - 70.7%
Risk-free interest rate	3.7% - 3.8%	3.4%
Expected life in years	4 years	5 years
Expected dividend yield	0.00%	0.00%
      The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

Recently Issued Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing.” We adopted SFAS No. 151 effective July 1, 2005 without any impact to our financial statements.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded APB No. 25, “Accounting for Stock Issued to Employees.” We will continue to apply the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25 and provide the disclosures as required by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” until SFAS No. 123R becomes effective (for full fiscal years ending after June 15, 2005, which is January 1, 2006 for us). Upon implementation of SFAS No. 123R, we will recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We expect our stock-based compensation to increase significantly upon adoption of SFAS No. 123R. In March 2005, the SEC issued SAB No. 107, “Share Based Payment,” which provides additional guidance for adoption of SFAS No. 123R and is also effective for us January 1, 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which requires nonmonetary exchanges to be accounted for at fair value. SFAS No. 153 amends APB No. 29, “Accounting for Nonmonetary Transactions,” which was issued in May 1973. We adopted SFAS No. 153 effective July 1, 2005 without any impact to our financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We believe there will be no material impact on our financial statements upon adoption of FIN 47, which becomes effective December 31, 2005.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” We will adopt this standard for accounting changes and corrections of errors made after December 15, 2005.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      In June 2005, the EITF reached final consensus on issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” related to the amortization period for subsequently acquired leasehold improvements. We adopted EITF 05-6 effective July 1, 2005 without any impact to our financial statements.

4.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. We also adjusted deferred gains from sale-leaseback transactions related to telecommunication towers to correspond with the initial lease term and renewal periods that are reasonably assured. The impact of this adjustment for the three months ended June 30, 2004 resulted in a $1.1 million understatement of rent expense and a $1.1 million understatement in accumulated deficit. The impact on our diluted earnings per share for the three months ended June 30, 2004 was $0.01 per share. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flows or the timing of payments under its relevant leases. As such, the restatement did not have any impact on our previously reported net cash flows from operating, investing and financing activities, cash position and revenues.
      The following tables summarize the effects of this restatement on our consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations for the three and six months ended June 30, 2004. We have not presented a summary of impact of the restatement on our consolidated statements of cash flows for the above referenced period because the net impact was zero.

	As of June 30, 2004

	As Reported	Adjustments	As Restated

	(Dollars in thousands)
Consolidated Balance Sheet
Other long-term liabilities	$15,801	$16,153	$31,954
Total long-term liabilities	1,687,147	16,153	1,703,300
Total liabilities	1,874,215	16,153	1,890,368
Accumulated deficit	(1,205,374)	(16,153)	(1,221,527)
Total stockholders’ equity (deficit)	(19,322)	(16,153)	(35,475)

	For the Three Months
	Ended June 30, 2004

	As Reported	Adjustments	As Restated

	(Dollars in thousands, except per share
	amounts)
Consolidated Statement of Operations
Cost of service revenues	$86,960	$1,113	$88,073
Total operating expenses(1)	280,011	1,113	281,124
Income (loss) from operations	52,388	(1,113)	51,275
Income (loss) before deferred income tax provision	(28,019)	(1,113)	(29,132)
Net income (loss) attributable to common stockholders	(19,385)	(1,113)	(20,498)
Basic net income (loss) per share attributable to common stockholders	$(0.07)	$(0.01)	$(0.08)
Diluted net income (loss) per share attributable to common stockholders	$(0.07)	$(0.01)	$(0.08)

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

(1)	Total operating expenses for the three months ended June 30, 2004 presented in this table does not reflect certain amounts that have been reclassified to conform to the current year presentation. Including reclassifications, total operating expenses for the three months ended June 30, 2004 was $283.4 million.

	For the Six Months
	Ended June 30, 2004

	As Reported	Adjustments	As Restated

	(Dollars in thousands, except per share
	amounts)
Consolidated Statement of Operations
Cost of service revenues	$170,291	$2,244	$172,535
Total operating expenses(2)	548,856	2,244	551,100
Income (loss) from operations	89,674	(2,244)	87,430
Income (loss) before deferred income tax provision	(22,566)	(2,244)	(24,810)
Net income (loss) attributable to common stockholders	(14,731)	(2,244)	(16,975)
Basic net income (loss) per share attributable to common stockholders	$(0.06)	$—	$(0.06)
Diluted net income (loss) per share attributable to common stockholders	$(0.06)	$—	$(0.06)

(2)	Total operating expenses for the six months ended June 30, 2004 presented in this table does not reflect certain amounts that have been reclassified to conform to the current year presentation. Including reclassifications, total operating expenses for the six months ended June 30, 2004 was $555.3 million.

5.	PROPERTY AND EQUIPMENT

	As of

	June 30,	December 31,
	2005	2004

	(In thousands)
Equipment	$1,445,537	$1,358,969
Furniture, fixtures and software	137,336	125,299
Building and improvements	12,119	9,870
Less — accumulated depreciation and amortization	(584,032)	(503,967)

Subtotal	1,010,960	990,171
Construction in progress	70,610	52,547

Total property and equipment	$1,081,570	$1,042,718

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

6.	NON-CURRENT PORTION OF LONG-TERM DEBT

	As of

	June 30,	December 31,
	2005	2004

	(In thousands)
Bank Credit Facility — tranche C and D loans, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	$550,000	$700,000
8 1/8% Senior Notes due 2011, net of $0.4 million discount at June 30, 2005 and December 31, 2004, interest payable semi-annually in cash and in arrears	474,618	474,593
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	299,970	300,000
12 1/2% Senior Discount Notes due 2009, net discount of $6.4 million and $7.0 million, respectively	139,819	139,296
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	—	1,157
Capital leases	15,605	17,472

Total non-current portion of long-term debt	$1,480,012	$1,632,518

Bank Credit Facility
      On May 23, 2005, OPCO refinanced its existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. JPMorgan Chase & Co. acted as Sole Bookrunner and Arranger on the transaction. The new credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche D term loan. The tranche D term loan matures on May 31, 2012. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2012. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche D term loan. As of June 30, 2005, $550.0 million of the tranche D term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The borrowings under the new term loan were used along with company funds to repay OPCO’s existing tranche C term loan.
      The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of June 30, 2005, the interest rate on the tranche D term loan was 4.83%.
      Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of June 30, 2005, we were in compliance with all covenants associated with this credit facility.

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
      The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. As of June 30, 2005, we were in compliance with applicable covenants.

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
      In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of June 30, 2005, $30,000 of these 1 1/2% convertible senior notes due 2008 had been converted into 2,342 shares of our Class A common stock.
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
      The 12 1/2% senior discount notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of June 30, 2005, we were in compliance with applicable covenants.
      The 12 1/2% senior discount notes are redeemable at our option, in whole or in part, any time on or after November 15, 2005 in cash at the redemption price on that date, plus accrued and unpaid interest and liquidated damages if any, at the date of redemption.

11% Senior Notes Due 2010
      On March 28, 2005 we sent notice of redemption on our outstanding 11% senior notes due 2010, representing approximately $1.2 million aggregate principal amount at maturity. We used available cash to fund the redemption, which was consummated on April 29, 2005. Upon completion of the redemption, the notes were paid in full.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. The proposed settlement, which is not material to us, is subject to a number of contingencies, including final approval by the court. We are unable to determine whether or when a settlement will occur or be finalized.
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
      On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. On April 20, 2004, the court approved the settlement. On May 27, 2004, various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit. On February 1, 2005, the appellate court affirmed the settlement. On February 15, 2005, one of the objectors petitioned for a rehearing. On March 11, 2005, the Eighth Circuit denied the petition for rehearing and rehearing en banc. On March 17, 2005, one of the objectors filed a motion to stay the mandate for 90 days. The Eighth Circuit denied that motion on April 1, 2005. On June 2, 2005, that objector filed with the United States Supreme Court a petition for writ of certiorari. Distribution of settlement benefits is stayed until the Supreme Court issues a final order either dismissing the petition or accepting the petition and resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
      On December 27, 2004, Dolores Carter and Donald Fragnoli filed purported class action lawsuits in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuits are captioned Dolores Carter v. Nextel WIP Corp., et al. and Donald Fragnoli v. Nextel WIP., et al, Civil Action No. 955-N. On February 1, 2005, Selena Mintz filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Selena Mintz v. John Chapple, et al, Civil Action No. 1065-N. In all three lawsuits, the plaintiffs seek declaratory and injunctive relief declaring that the announced merger transaction between Sprint Corporation and Nextel is an event that triggers the put right set forth in our restated certificate of incorporation and directing the defendants to take all necessary measures to give effect to the rights of our Class A common stockholders arising therefrom. We believe that the allegations in the lawsuits to the effect that the Nextel Partners defendants may take action, or fail to take action, that harms the interests of our public stockholders are without merit.
      On July 5, 2005, we delivered a Notice Invoking Alternate Dispute Resolution Process to Nextel and Nextel WIP under the joint venture agreement dated January 29, 1999 among us, OPCO and Nextel WIP. In the Notice, we assert that certain elements of the merger integration process involving Nextel and Sprint violate several of Nextel’s and Nextel WIP’s obligations under the joint venture agreement and related agreements, including, without limitation, the following:

•	The changes that Nextel and Sprint recently announced they are planning to make with respect to branding after the close of the Sprint-Nextel merger would violate the joint venture agreement if we cannot use the same brand identity that Nextel will use after the merger, i.e., the Sprint brand.

•	Other operational changes that we believe Nextel and Sprint plan to implement after the Sprint-Nextel merger (including, without limitation, changes with respect to marketing and national accounts) would violate the joint venture agreement.

•	The operations of the combined Sprint-Nextel could violate our exclusivity rights under the joint venture agreement.

•	Nextel and Nextel WIP have not complied with their obligation to permit us to participate in and contribute to discussions regarding branding and a variety of other operational matters.
      The parties have since agreed that the dispute is eligible to be resolved by arbitration. A three-member arbitration panel has been selected, and proceedings are underway. We have asked the arbitration panel for a preliminary injunction restraining Nextel and Nextel WIP from taking actions that would violate our rights under the joint venture agreement. The panel has scheduled a hearing on August 25, 2005 with respect to our

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
request for a preliminary injunction. We cannot predict the timing or the outcome of the arbitration proceedings. We intend to pursue our claims against Nextel and Nextel WIP in the arbitration vigorously.
      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business, financial position or results of operations.

8.	RELATED PARTY TRANSACTIONS

Nextel Operating Agreements
      We, our operating subsidiary (OPCO) and Nextel WIP, which held approximately 31.4% of our outstanding common stock as of June 30, 2005 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended June 30, 2005 and 2004, we earned $50.8 million and $36.8 million, respectively, and for the six months ended June 30, 2005 and 2004, we earned $95.6 million and $70.6 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.
      During the three months ended June 30, 2005 and 2004, we incurred charges from Nextel WIP totaling $33.9 million and $28.7 million, respectively, and for the six months ended June 30, 2005 and 2004, we incurred charges totaling $66.8 million and $55.0 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.
      During the three and six months ended June 30, 2005 and 2004, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended June 30, 2005 and 2004, we were charged $8.5 million and $4.7 million, respectively, and for the six months ended June 30, 2005 and 2004, we were charged $17.3 million and $9.0 million, respectively, for these services including a royalty fee and a sponsorship fee for NASCAR. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended June 30, 2005 and 2004, we were charged $1.8 million and $1.4 million, respectively, and for the six months ended June 30, 2005 and 2004, we were charged $3.6 million and $2.6 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.
      In the event of a termination of the joint venture agreement, Nextel WIP could, under certain circumstances, purchase or be required to purchase all of our outstanding common stock. In such event, Nextel WIP, at its option, would be entitled to pay the purchase price therefore in cash or, subject to meeting specified requirements, in listed shares of Nextel common stock. The circumstances that could trigger these rights and obligations include, without limitation, termination of our operating agreements with Nextel WIP, a change of control of Nextel or a failure by us to make certain required changes to our business. See our Annual Report on Form 10-K for the year ended December 31, 2004 and our restated certificate of incorporation for a more detailed description of these provisions.

Business Relationship
      In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
of American Tower Corporation. During the three months ended June 30, 2005 and 2004, we paid American Tower Corporation $3.0 million and $2.5 million, respectively and for the six months ended June 30, 2005 and 2004, we paid $6.1 million and $4.9 million, respectively, for these tower leases.

9.	COMPREHENSIVE INCOME (LOSS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(In thousands)
Net income (loss) attributable to common stockholders (as reported on Consolidated Condensed Statements of Operations)	$71,885	$(20,498)	$128,417	$(16,975)
Unrealized gain on investments	27	—	27	—
Unrealized gain (loss) on cash flow hedge	(555)	—	1,145	—

Other comprehensive income (loss)	(528)	—	1,172	—
Comprehensive income (loss), net of tax	$71,357	$(20,498)	$129,589	$(16,975)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion of our consolidated financial condition and results of operations of the three and six months ended June 30, 2005 and 2004. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see “— Forward-Looking Statements” below.
      Please read the following discussion together with our Annual Report on Form 10-K for the year ended December 31, 2004, along with “— Selected Consolidated Financial Data,” the consolidated condensed financial statements and the related notes included elsewhere in this report.
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flow or the timing of payments under our relevant leases. As such, we restated certain prior periods, including our previously issued consolidated balance sheet as of June 30, 2004 and the consolidated statements of operations for the three and six months ended June 30, 2004. Please refer to Note 4 to the accompanying consolidated condensed financial statements for a further discussion of this restatement. The following discussion reflects the impact of this restatement.
Overview
      We are a FORTUNE 1000 company that provides fully integrated, wireless digital communications services using the Nextel brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include International and Nationwide Direct Connect, digital cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization’s internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where approximately 54 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the Nextel Digital Wireless Network in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 56 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 297 of the top 300 metropolitan statistical areas in the United States.
      We offer a package of wireless voice and data services under the Nextel brand name targeted primarily to business users, but with an increasing retail or consumer presence as well. We currently offer the following four services, which are fully integrated and accessible through a single wireless handset:

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

      As of June 30, 2005, we had approximately 1,805,100 digital subscribers. Our network provides coverage to approximately 41 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia and Wisconsin. We also hold licenses in Kansas and Wyoming but currently do not have any cell sites operational in these states.
      During the second quarter of 2005 we continued to focus on our key financial and operating performance metrics, including increasing our net income attributable to common stockholders, growth in subscribers, service revenues, Adjusted EBITDA and net cash from operating activities, reducing churn and increasing lifetime revenue per subscriber (“LRS”).
      Accomplishments during the second quarter of 2005, which we believe are important indicators of our overall performance and financial well-being, include:

•	Increasing our net income attributable to common stockholders from a loss of $20.5 million for the three months ended June 30, 2004 to income of $71.9 million for the three months ended June 30, 2005.

•	Growing our subscriber base approximately 28% in a twelve-month period by adding approximately 391,100 net new customers to end the second quarter of 2005 at 1,805,100 subscribers as compared to 1,414,000 as of June 30, 2004.

•	Growing our service revenues approximately 31% from $312.2 million for the prior year’s second quarter to $410.4 million for second quarter 2005.

•	Increasing Adjusted EBITDA by 58% from $88.2 million for the three months ended June 30, 2004 to $139.6 million for the three months ended June 30, 2005.

•	Generating $106.6 million net cash from operating activities during the second quarter of 2005 compared to $43.0 million during the second quarter of 2004.

•	Lowering our customer churn rate to 1.3% for the three months ended June 30, 2005 compared to 1.4% for the same period ended June 30, 2004.

•	Remaining one of the industry leaders in LRS with an LRS of $5,231 for the second quarter of 2005 compared to $4,857 for the second quarter of 2004.

•	Refinancing and reducing our senior credit facility and receiving significant credit rating upgrades, including an investment grade rating of BBB- from S&P on our credit facility.
      Please see “— Selected Consolidated Financial Data (Unaudited)” and “— Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO. Substantially all of our assets, liabilities, operating losses and cash flows are within OPCO and our other wholly owned subsidiaries.
      During the three months ended June 30, 2005, we also accomplished the following:

•	Implemented redesigned customer invoices to improve the look and feel of the invoice in order to better serve the customer’s needs.

•	In conjunction with Nextel, launched Group Connectsm service, which enables instant group walkie-talkie conversations nationwide; Nextel WiFi HotSpotsm service, which delivers features focused on the remote-access needs to business travelers; and Mobile Email Enhanced, the first email service for Java-enabled mobile phones with full synchronization and a PDA-like feel.

•	Introduced the i605, the first rugged Bluetooth-enabled mobile phone; the i355, an affordable rugged phone that delivers five distinct ways to stay connected; and the i275 camera phone.

•	Opened 12 new company-owned stores bringing the total stores operating throughout the country to 91 at June 30, 2005.

SELECTED CONSOLIDATED FINANCIAL DATA (Unaudited)
      We have summarized below our historical consolidated condensed financial data as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004, which are derived from our records.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$410,420	$312,232	$789,278	$599,494
Equipment revenues(1)	24,402	22,408	49,628	43,278

Total revenues	434,822	334,640	838,906	642,772

Operating expenses:
Cost of service revenues (excludes depreciation of $33,694, $29,581, $66,193 and $59,277, respectively)	103,871	88,073	202,497	172,535
Cost of equipment revenues(1)	46,116	40,517	90,914	77,824
Selling, general and administrative	145,215	117,808	283,387	231,230
Stock-based compensation (primarily selling, general and administrative related)	121	337	248	554
Depreciation and amortization	41,433	36,630	82,186	73,199

Total operating expenses	336,756	283,365	659,232	555,342

Income from operations	98,066	51,275	179,674	87,430

Other income (expense):
Interest expense, net	(24,359)	(27,296)	(50,226)	(58,248)
Interest income	1,010	302	3,653	979
Loss on early retirement of debt	(824)	(53,413)	(824)	(54,971)

Income (loss) before income tax provision	73,893	(29,132)	132,277	(24,810)
Income tax (provision) benefit	(2,008)	8,634	(3,860)	7,835

Net income (loss) attributable to common stockholders	$71,885	$(20,498)	$128,417	$(16,975)

Net income (loss) per share attributable to common stockholders
Basic	$0.27	$(0.08)	$0.48	$(0.06)

Diluted	$0.23	$(0.08)	$0.42	$(0.06)

Weighted average number of shares outstanding
Basic	268,676	263,052	267,892	262,725

Diluted	311,294	263,052	309,823	262,725

	As of June 30,	As of December 31,
	2005	2004

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$235,435	$264,579
Property, plant and equipment, net	1,081,570	1,042,718
FCC operating licenses, net	375,633	375,470
Total assets	$2,029,943	$1,975,699
Current liabilities	243,353	205,659
Long-term debt	1,480,012	1,632,518
Total stockholders’ equity	215,388	51,315
Total liabilities and stockholders’ equity	$2,029,943	$1,975,699

	As of June 30,	As of June 30,
	2005	2004

Other Data:
Covered Pops (millions)	41	39
Subscribers	1,805,100	1,414,000

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands)
Other Data:
Statements of Cash Flows Data:
Net cash from operating activities	$106,648	$43,038	$223,862	$80,846
Net cash from investing activities	$(31,113)	$19,296	$(68,394)	$(4,839)
Net cash from financing activities	$(136,486)	$(49,946)	$(115,333)	$(60,447)
Adjusted EBITDA(2)	$139,620	$88,242	$262,108	$161,183
Net capital expenditures(3)	$62,310	$32,982	$118,867	$59,021

(1)	Effective July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See discussion below for a more detailed description of the impact of our adoption of this policy.

(2)	The term “EBITDA” refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term “Adjusted EBITDA” to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early retirement of debt and stock-based compensation. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States of America and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. The following schedule reconciles

Adjusted EBITDA to net cash from operating activities reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands)
Net cash from operating activities (as reported on Consolidated Condensed Statements of Cash Flows)	$106,648	$43,038	$223,862	$80,846
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	21,368	27,277	50,485	70,051
Interest income	(1,010)	(302)	(3,653)	(979)
Change in working capital and other	12,614	18,229	(8,586)	11,265

Adjusted EBITDA	$139,620	$88,242	$262,108	$161,183

(3)	Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and leaseback transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Condensed Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands)
Capital expenditures (as reported on Consolidated Condensed Statements of Cash Flows)	$69,216	$32,651	$138,323	$64,318
Less: cash paid portion of capitalized interest	(534)	(297)	(856)	(506)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(4,021)	(390)	(4,426)	(779)
Change in capital expenditures accrued or unpaid	(2,351)	1,018	(14,174)	(4,012)

Net capital expenditures	$62,310	$32,982	$118,867	$59,021

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands, except ARPU)
ARPU (without roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$410,420	$312,232	$789,278	$599,494
Adjust: activation fees deferred and recognized for SAB No. 101	(562)	(985)	(1,265)	(2,024)
Add: activation fees reclassed for EITF No. 00-21(1)	3,695	2,955	8,328	5,136
Less: roaming and other revenues	(57,746)	(37,702)	(106,222)	(71,666)

Service revenue for ARPU	$355,807	$276,500	$690,119	$530,940

Average units (subscribers)	1,740	1,364	1,705	1,318

ARPU	$68	$68	$67	$67

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(In thousands, except ARPU)
ARPU (including roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations	$410,420	$312,232	$789,278	$599,494
Adjust: activation fees deferred and recognized for SAB No. 101	(562)	(985)	(1,265)	(2,024)
Add: activation fees reclassed for EITF No. 00-21(1)	3,695	2,955	8,328	5,136
Less: other revenues	(6,987)	(913)	(10,639)	(1,090)

Service revenue for ARPU	$406,566	$313,289	$785,702	$601,516

Average units (subscribers)	1,740	1,364	1,705	1,318

ARPU	$78	$77	$77	$76

(1)	Since implementation of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” each month we recognize the activation fees, handset equipment revenues and equipment costs that had been previously deferred in accordance with Staff Accounting Bulletin, or SAB, No. 101. Based on EITF Issue No. 00-21, we now recognize the activation fees that were formerly deferred and recognized as services revenues as equipment revenues.

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

	Three Months
	Ended June 30,

	2005	2004

ARPU	$68	$68
Divided by: churn	1.3%	1.4%

Lifetime revenue per subscriber (LRS)	$5,231	$4,857

      In addition, see Notes 2 and 3 above for reconciliations of Adjusted EBITDA and net capital expenditures as non-GAAP financial measures.
RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenues
      Total revenues increased 30% to $434.8 million for the three months ended June 30, 2005 as compared to $334.6 million generated in the same period in 2004. This growth in revenues was due mostly to the increase in our subscriber base. Subject to the risk and uncertainties described under Risk Factors and Forward-Looking Statements below, we expect our revenues to continue to increase as we add more subscribers and continue to introduce new products and data services.
      For the second quarter of 2005, our ARPU was $68, which was the same for the second quarter of 2004 (or $78, including roaming revenues from Nextel, which is an increase of $1 compared to the second quarter of 2004). We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2005. Subject to the risks and uncertainties described under Risk Factors and Forward-Looking Statements below, we expect to continue the strong growth of our data services, specifically GPS services, workforce management tools, navigation tools and wireless payment solutions. We believe growth in these services and solutions will continue to enhance our ARPU during the year.

      The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended June 30, 2005 and 2004 and our ARPU for those periods.

	For the Three	% of	For the Three	% of	2005 vs 2004
	Months Ended	Consolidated	Months Ended	Consolidated
	June 30, 2005	Revenues	June 30, 2004	Revenues	$ Change	% Change

	(Dollars in thousands, expect ARPU)
Service and roaming revenues	$410,420	94%	$312,232	93%	$98,188	31%
Equipment revenues	24,402	6%	22,408	7%	1,994	9%

Total revenues	$434,822	100%	$334,640	100%	$100,182	30%

ARPU(1)	$68		$68

(1)	See “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
      Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 31% to $410.4 million for the three months ended June 30, 2005 as compared to $312.2 million for the same period in 2004. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular voice services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for the second quarter of 2005 accounted for approximately 12% of our service revenues, which was the same percentage for the same period in 2004. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

      Under EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. See the notes to consolidated condensed financial statements included elsewhere in this report for a more detailed description of this policy. The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101. We believe the adjusted amounts best represent the actual service revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues that we use to measure our operating performance.

	Three Months
	Ended June 30,

	2005	2004

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$410,420	$312,232
Previously deferred activation fees recognized (SAB No. 101)	(562)	(985)
Activation fees to equipment revenues (EITF No. 00-21)	3,695	2,955

Total service revenues without SAB No. 101 and EITF No. 00-21	$413,553	$314,202

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$24,402	$22,408
Previously deferred equipment revenues recognized (SAB No. 101)	(3,116)	(5,285)
Activation fees from service revenues (EITF No. 00-21)	(3,695)	(2,955)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$17,591	$14,168

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$46,116	$40,517
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(3,678)	(6,270)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$42,438	$34,247

      Equipment revenues reported for the second quarter of 2005 were $24.4 million as compared to $22.4 million reported for the same period in 2004, representing an increase of $2.0 million. Of the $2.0 million increase from 2004 to 2005, $0.8 million was for additional activation fees recorded as equipment revenues based on EITF No. 00-21 and $3.4 million was due to growth in our subscriber base offset by $2.2 million less equipment revenues previously deferred pursuant to SAB No. 101. Our equipment revenues consist of revenues received for wireless handsets and accessories purchased by our subscribers.

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
      For the three months ended June 30, 2005, our cost of service revenues was $103.9 million as compared to $88.1 million for the same period in 2004, representing an increase of $15.8 million, or 18%. The increase in costs was partially the result of bringing on-air approximately 612 additional cell sites since June 30, 2004. Furthermore, our number of customers as of June 30, 2005 grew 28% since June 30, 2004, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs.

Compared to second quarter 2004, the average monthly minutes of use per subscriber increased by 12%, to 845 average monthly minutes of use per subscriber for the second quarter of 2005 from 754 average monthly minutes of use per subscriber for the same period in 2004. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.
      We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized. From the second quarter of 2004 to the same period in 2005, our cost of service revenues as a percentage of service revenues declined from 28% to 25%.

Cost of Equipment Revenues
      Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues for the three months ended June 30, 2005 was $46.1 million as compared to $40.5 million for the same period in 2004, or an increase of $5.6 million. The increase in costs relates mostly to $8.2 million resulting from the increased volume of subscribers offset by recognizing $2.6 million less of equipment costs that were previously deferred in accordance with SAB No. 101.
      Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $24.8 million for the three months ended June 30, 2005 as compared to a loss of $20.1 million for the same period in 2004. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months
	Ended June 30,

	2005	2004

	(In thousands)
Equipment revenues billed	$17,591	$14,168
Cost of equipment revenues billed	(42,438)	(34,247)

Total gross subsidy for equipment	$(24,847)	$(20,079)

Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative costs as described below. For the three months ended June 30, 2005, selling, general and administrative expenses were $145.2 million compared to $117.8 million for the same period in 2004, representing an increase of $27.4 million, or 23%.
      Sales and marketing expenses for the three months ended June 30, 2005 were $55.4 million, an increase of $6.3 million, or 13%, from second quarter 2004 due to the following:

•	$7.1 million increase in commissions, commission bonuses and residuals paid to account representatives and the indirect sales channel;

•	$0.6 million increase in facility and lease costs primarily for the additional retail stores put in operation in the second quarter of 2005; offset by

•	$1.4 million decrease in advertising and media expenses, which we expect to spend in the third and fourth quarters.

      General and administrative costs include costs associated with customer care center operations and service and repair for customer handsets along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the three months ended June 30, 2005, general and administrative costs were $89.8 million, an increase of $21.1 million, or 31%, compared to the same period in 2004 due to the following:

•	$11.1 million increase in expenses for service and repair, billing, collection and customer retention expenses, including handset upgrades to support a larger and growing customer base;

•	$8.4 million increase in support of our information systems, facilities and corporate expenses, including approximately $1.2 million in expenses incurred in conjunction with the put process and legal proceedings with Nextel and Nextel WIP (see our Annual Report on Form 10-K for the year ended December 31, 2004, Note 7 to the accompanying consolidated condensed financial statements and Part II, Item 1 below for additional information); and

•	$1.6 million increase due to hiring additional staff and operating expenses to support our growing customer base and related activities in Las Vegas, Nevada and Panama City Beach, Florida.
      As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase.

Stock-Based Compensation Expense
      For the three months ended June 30, 2005 we recorded a non-cash stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $121,000 and $337,000, respectively. We expect stock-based compensation expense to increase upon our mandatory adoption of SFAS No. 123R, which was recently deferred to January 1, 2006. See “Recently Issued Accounting Pronouncements” in the notes to consolidated condensed financial statements included elsewhere in this report for additional information regarding SFAS No. 123R.

Depreciation and Amortization Expense
      For the second quarter ended June 30, 2005, our depreciation and amortization expense was $41.4 million compared to $36.6 million for the same period in 2004, representing an increase of 13%. The $4.8 million increase in depreciation and amortization expense was due to adding approximately 612 cell sites since June 30, 2004. We also acquired furniture and equipment for the expansion of our existing customer call center in Panama City Beach, Florida, which became operational during third quarter 2004 and 42 new company-owned stores since June 30, 2004. We expect depreciation and amortization to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new company-owned stores.

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $2.9 million, or 11%, from $27.3 million for the three-month period ended June 30, 2004 to $24.4 million for the three-month period ended June 30, 2005. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes due 2009 and 11% senior notes due 2010 and the refinance of our credit facility. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of approximately $0.5 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively.
      For the three months ended June 30, 2005, interest income was $1.0 million compared to $302,000 for the same period in 2004. The increase was due mostly to improved rates of return as well as a larger investment portfolio.

Loss on Early Retirement of Debt
      For the three months ended June 30, 2005, we recorded approximately $824,000 loss on early retirement of debt representing approximately $64,000 premium paid to repurchase for cash our remaining 11% senior notes due 2010 and write-off of approximately $760,000 of deferred financing costs for the 11% senior notes due 2010 and the tranche C term loan of the credit facility that was refinanced in May 2005. For the three months ended June 30, 2004, we recorded a $53.4 million loss on early retirement of debt representing a $43.8 million premium paid to repurchase for cash our 11% senior notes due 2010 and $9.6 million for write-off of deferred financing costs for the 11% senior notes due 2010 and the tranche B term loan of the credit facility that was refinanced in May 2004.

Income Tax (Provision) Benefit
      As a result of adopting SFAS 142, we record a non-cash income tax provision. See the notes to consolidated condensed financial statements included elsewhere in this report for a more detailed description of this policy. During the three months ended June 30, 2005 and 2004, we recorded a deferred income tax provision relating to our FCC licenses of $2.0 million and a benefit of $8.6 million, respectively. Our interim period tax provision (or benefit) is calculated as the estimated annual effective tax rate applied to the quarter-to-date income. The increase in tax expense over the prior year is a result of the fact that our net income is higher compared with the same period in the prior year. Other than the AMT deferred tax asset, we have continued to record a full valuation allowance on our net deferred tax assets through June 30, 2005, given cumulative losses in recent years. We believe sufficient positive evidence, predominately taxable income over a cumulative period, may emerge in the third quarter which could support a conclusion that some or all of the valuation allowance may not be necessary during the third quarter of 2005. If we reverse the valuation allowance, we will begin to record income tax expense at the statutory rate but we do not expect to pay cash taxes, except for AMT, for several years.
      During the three months ended June 30, 2005 we recorded a current income tax provision of $0.9 million for AMT, which was offset by a corresponding credit to deferred income tax provision of $0.9 million to account for the tax benefit of credit carryforwards related to taxes paid under AMT. We expect to continue to incur a minimal amount of AMT for the remainder of 2005.

Net Income (Loss) Attributable to Common Stockholders
      For the three months ended June 30, 2005, we had a net income attributable to common stockholders of approximately $71.9 million compared to a net loss attributable to common stockholders of $20.5 million for the same period in 2004, representing an improvement of $92.4 million. We expect to continue generating positive net income for the remainder of 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues
      Total revenues increased 31% to $838.9 million for the six months ended June 30, 2005 as compared to $642.8 million generated in the same period in 2004. This growth in revenues was due mostly to the increase in our subscriber base. For the first half of 2005, our ARPU was $67, which was the same for the first half of 2004 (or $77, including roaming revenues from Nextel, which is an increase of $1 compared to the first half of 2004).

      The following table illustrates service and equipment revenues as a percentage of total revenues for the six months ended June 30, 2005 and 2004 and our ARPU for those periods.

	For the Six	% of	For the Six	% of	2005 vs 2004
	Months Ended	Consolidated	Months Ended	Consolidated
	June 30, 2005	Revenues	June 30, 2004	Revenues	$ Change	% Change

	(Dollars in thousands, expect ARPU)
Service and roaming revenues	$789,278	94%	$599,494	93%	$189,784	32%
Equipment revenues	49,628	6%	43,278	7%	6,350	15%

Total revenues	$838,906	100%	$642,772	100%	$196,134	31%

ARPU(1)	$67		$67

(1)	See “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
      Service revenues increased 32% to $789.3 million for the six months ended June 30, 2005 as compared to $599.5 million for the same period in 2004. Roaming revenues for the first half of 2005 accounted for approximately 12% of our service revenues, which was the same percentage for the same period in 2004.
      The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101.

	Six Months
	Ended June 30,

	2005	2004

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$789,278	$599,494
Previously deferred activation fees recognized (SAB No. 101)	(1,265)	(2,024)
Activation fees to equipment revenues (EITF No. 00-21)	8,328	5,136

Total service revenues without SAB No. 101 and EITF No. 00-21	$796,341	$602,606

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$49,628	$43,278
Previously deferred equipment revenues recognized (SAB No. 101)	(6,959)	(10,980)
Activation fees from service revenues (EITF No. 00-21)	(8,328)	(5,136)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$34,341	$27,162

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$90,914	$77,824
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(8,224)	(13,004)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$82,690	$64,820

      Equipment revenues reported for the first half of 2005 were $49.6 million as compared to $43.3 million reported for the same period in 2004, representing an increase of $6.4 million. Of the $6.4 million increase from 2004 to 2005, $3.2 million was for additional activation fees recorded as equipment revenues based on EITF No. 00-21 and $7.2 million was due to growth in our subscriber base offset by $4.0 million less equipment revenues previously deferred pursuant to SAB No. 101.

Cost of Service Revenues
      For the six months ended June 30, 2005, our cost of service revenues was $202.5 million as compared to $172.5 million for the same period in 2004, representing an increase of $30.0 million, or 17%. The increase in costs was partially the result of bringing on-air approximately 612 additional cell sites since June 30, 2004. Furthermore, our number of customers as of June 30, 2005 grew 28% since June 30, 2004, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to the first half of 2004, the average monthly minutes of use per subscriber increased by 11%, to 810 average monthly minutes of use per subscriber for the first half of 2005 from 729 average monthly minutes of use per subscriber for the same period in 2004. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network. From the first half of 2004 to the same period in 2005, our cost of service revenues as a percentage of service revenues declined from 29% to 26%.

Cost of Equipment Revenues
      Our cost of equipment revenues for the six months ended June 30, 2005 was $90.9 million as compared to $77.8 million for the same period in 2004, or an increase of $13.1 million. The increase in costs relates mostly to $17.9 million from the increased volume of subscribers offset by recognizing $4.8 million less of equipment costs that were previously deferred in accordance with SAB No. 101.
      The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $48.3 million for the six months ended June 30, 2005 as compared to a loss of $37.7 million for the same period in 2004.

	For the Six Months
	Ended June 30,

	2005	2004

	(In thousands)
Equipment revenues billed	$34,341	$27,162
Cost of equipment revenues billed	(82,690)	(64,820)

Total gross subsidy for equipment	$(48,349)	$(37,658)

Selling, General and Administrative Expenses
      For the six months ended June 30, 2005, selling, general and administrative expenses were $283.4 million compared to $231.2 million for the same period in 2004, representing an increase of $52.2 million, or 23%. The increase was due to implementing sales and marketing activities, including increasing commissions, to grow our customer base and operating costs for 42 additional company-owned stores opened since June 30, 2004, along with billing, collections, customer retention, customer care and service and repair costs to support a larger and growing customer base. In addition, expenses for the six months ended June 30, 2005 included approximately $1.2 million in costs incurred in conjunction with the put process and legal proceedings with Nextel and Nextel WIP (see our Annual Report on Form 10-K for the year ended December 31, 2004, Note 7 to the accompanying consolidated condensed financial statements and Part II, Item 1 below for additional information).

Stock-Based Compensation Expense
      For the six months ended June 30, 2005 we recorded a non-cash stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $248,000 and $554,000, respectively.

Depreciation and Amortization Expense
      For the six months ended June 30, 2005, our depreciation and amortization expense was $82.2 million compared to $73.2 million for the same period in 2004, representing an increase of 12%. The $9.0 million increase was due to adding approximately 612 cell sites since June 30, 2004, along with furniture and equipment for the expansion of our existing customer call center in Panama City Beach, Florida and new company-owned stores.

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $8.0 million, or 14%, from $58.2 million for the six-month period ended June 30, 2004 to $50.2 million for the six-month period ended June 30, 2005. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes due 2009 and 11% senior notes due 2010 and the refinance of our credit facility. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of approximately $1.1 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively.
      For the six months ended June 30, 2005, interest income was $3.7 million compared to $979,000 for the same period in 2004. The increase was due mostly to improved rates of return as well as a larger investment portfolio.

Loss on Early Retirement of Debt
      For the six months ended June 30, 2005, we recorded approximately $824,000 loss on early retirement of debt representing approximately $64,000 premium paid to repurchase for cash our remaining 11% senior notes due 2010 and write-off of approximately $760,000 of deferred financing costs for the 11% senior notes due 2010 and the tranche C term loan of the credit facility that was refinanced in May 2005. For the six months ended June 30, 2004, we recorded a $55.0 million loss on early retirement of debt representing a $45.2 million premium paid to repurchase for cash our 11% senior notes due 2010 and $9.8 million for write-off of deferred financing costs for the 14% senior discount notes due 2009, the 11% senior notes due 2010 and the tranche B term loan of the credit facility that was refinanced in May 2004.

Income Tax (Provision) Benefit
      During the six months ended June 30, 2005 and 2004, we recorded a deferred income tax provision relating to our FCC licenses of $3.9 million and a benefit of $7.8 million, respectively. The increase in tax expense over the prior year was a result of the fact that our net income was higher compared with the same period in the prior year.
      During the six months ended June 30, 2005 we recorded a current income tax provision of $2.0 million for AMT, which was offset by a corresponding credit to deferred income tax provision of $2.0 million to account for the tax benefit of credit carryforwards related to taxes paid under AMT.

Net Income (Loss) Attributable to Common Stockholders
      For the six months ended June 30, 2005, we had a net income attributable to common stockholders of approximately $128.4 million compared to a net loss attributable to common stockholders of $17.0 million for the same period in 2004, representing an improvement of $145.4 million. The $17.0 million net loss included a $55.0 million loss on early retirement of debt.

Liquidity and Capital Resources
      As of June 30, 2005, our cash and cash equivalents and short-term investments balance was approximately $235.4 million, a decrease of $29.2 million compared to the balance of $264.6 million as of December 31, 2004 and an increase of $13.0 million compared to the balance of $222.4 million as of June 30, 2004. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $335.4 million as of June 30, 2005. The $29.2 million decrease in our liquidity position from December 31, 2004 was in part a result of additional capital spending and debt repayments offset by positive cash from operating activities and stock options exercised.

Statement of Cash Flows Discussion

	For the Six Months
	Ended June 30,

	2005	2004	$ Change	% Change

	(Dollars in thousands)
Net cash from operating activities	$223,862	$80,846	$143,016	177%
Net cash from investing activities	$(68,394)	$(4,839)	$(63,555)	n/m
Net cash from financing activities	$(115,333)	$(60,447)	$(54,886)	91%

n/m — not meaningful
      For the six months ended June 30, 2005, we generated $223.8 million in cash from operating activities as compared to $80.8 million in cash for the same period in 2004. The $143.0 million increase in funds from operating activities was due to the following:

•	a $110.8 million increase in income generated from operating activities, excluding changes in current assets and liabilities;

•	a $3.6 million decrease in our on-hand subscriber equipment inventory and other current assets; and

•	a $45.6 million increase in accounts payable and other current liabilities and advances to Nextel WIP due to the timing of payments; offset by

•	a $17.0 million increase in our accounts receivable balance from customers due to the growth in number of subscribers.
      Net cash used from investing activities for the six months ended June 30, 2005 was $68.4 million compared to $4.8 million for the same period in 2004. The $63.6 million increase in net cash used from investing activities was primarily due to:

•	a $74.0 million increase in capital expenditures; offset by

•	a $2.4 million decrease in FCC licenses acquired; and

•	a $243.7 million decrease in purchases of short-term investments offset by a $235.7 decrease in cash proceeds from the sale and maturities of short-term investments.
      Net cash used from financing activities for the six months ended June 30, 2005 totaled $115.3 million compared to $60.4 million used in the same period in 2004. The $54.9 million increase in net cash used from financing activities was due to:

•	a $499.0 million decrease in proceeds from refinancing the credit facility and issuing $25.0 million of 8 1/8% senior notes due 2011 in May 2004; offset by

•	a $26.4 million increase in proceeds from stock options exercised and employee purchases of stock;

•	a $3.6 million increase in proceeds from sale lease-back transactions;

•	a $412.0 million increase from cash used in 2004 for redemption of the remainder of our outstanding 14% senior discount notes due 2009 and repurchase for cash in open-market purchases of our 11% senior notes due 2010; and

•	a $2.1 million decline in debt and equity issuance costs.

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
      The following table provides details regarding our contractual obligations subsequent to June 30, 2005:

	Payments Due by Period

	Remainder
Contractual Obligations	of 2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Long-term debt	$—	$—	$4,125	$305,470	$151,750	$1,009,875	$1,471,220
Interest on long-term debt(1)	54,318	92,770	94,310	94,615	90,453	148,685	575,151
Operating leases	49,974	83,342	68,876	57,349	46,279	57,813	363,633
Capital lease obligations(2)	2,613	5,227	5,227	5,227	5,227	—	23,521
Purchase obligations(3)	1,000	292	—	—	—	—	1,292

Total contractual obligations	$107,905	$181,631	$172,538	$462,661	$293,709	$1,216,373	$2,434,817

(1)	Includes interest on swaps of approximately ($102,000) and ($1,008,000) for the remainder of 2005 and 2006, respectively. These amounts include estimated payments based on management’s expectation as to future interest rates.

(2)	Includes interest.

(3)	Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004 for amounts paid to Motorola.

Sources of Funding
      To date, third-party financing activities and cash flow from operations have provided all of our funding. Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for additional information on our sources of funding, including our refinancing activities.
      On March 28, 2005 we sent notice of redemption on the outstanding 11% senior notes due 2010, representing approximately $1.2 million aggregate principal amount at maturity. We used available cash to fund the redemption, which was consummated on April 29, 2005. Upon completion of the redemption, the notes were paid in full.
      On May 23, 2005 we refinanced our existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. The borrowings under the new term loan were used along with available funds to repay the existing tranche C term loan. The new term loan will bear interest at LIBOR plus 1.50% compared with an interest rate of LIBOR plus 2.50% under the tranche C term loan. The tranche D term loan has a maturity date of May 31, 2012.
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

Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and also please refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions. During the three months ended June 30, 2005, we did not make any material changes in or to our critical accounting policies.

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
RISK FACTORS
      The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. Please see our Annual Report on Form 10-K for the year ended December 31, 2004 for a detailed description of additional risks and uncertainties that we face. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

Our company faces uncertainty in connection with the Sprint-Nextel merger.
      Since the launch of our company in 1999, our principal business focus has been to provide our customers, through our affiliation with Nextel, with seamless nationwide coverage on the entire Nextel Digital Wireless Network under the Nextel brand and utilizing the Nextel iDEN technology. When the Sprint-Nextel merger closes, Nextel may alter its business focus and may have conflicts of interest with us that would not exist in the absence of the merger. In this regard, Sprint and Nextel have already disclosed plans that we believe breach our joint venture agreements with Nextel and Nextel WIP. As described under Note 7 to the accompanying consolidated condensed financial statements and Part II, Item 1 below, Nextel Partners has commenced legal proceedings against Nextel and Nextel WIP in an effort to prevent them from taking actions that could harm our business in violation of our agreements. We cannot predict the timing or the outcome of these legal proceedings. These developments create substantial uncertainty for our company and are outside our control. We cannot predict the effect on our company of these changes or the timing of any potential impact. We cannot assure you that these developments will not have a material adverse impact on our business.
FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Such risks and uncertainties include risks relating to the Nextel-Sprint merger. When that merger closes, Nextel may alter is business focus and may have conflicts of interest with us that would not exist in the absence of the merger. We cannot predict the effect on our company of changes resulting from the merger or the timing of any potential impact, which may be materially adverse. Because of the substantial uncertainty around these developments and the fact that they are outside our control, none of the forward-looking statements herein gives effect to any potential impact of these events. Nextel and Sprint have disclosed plans in connection with the merger that we believe are in violation of the joint venture agreements between us and Nextel. We have commenced legal proceedings against Nextel in an effort to prevent Nextel from taking or continuing to take actions that could harm our business in breach of these agreements. Forward-looking statements contained herein assume that Nextel, and the combined Sprint-Nextel, fully comply with their obligations to us under these agreements in the future.
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
      We are subject to market risks arising from changes in interest rates. Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loan of OPCO under our credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $3.5 million.
      As of June 30, 2005, we had 12 1/2% senior notes due 2009, 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.
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
Non-Cash Flow Hedging Instruments
      In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004 and 2005, we terminated the interest rate swap agreements in accordance with their original terms and paid approximately $639,000 and $520,000, respectively, for the final settlement. We did not record any realized gain or loss with the terminations since the swaps did not qualify for cash flow hedge accounting and we recognized changes in their fair value up to the respective termination dates as part of our interest expense.
      For the three months ended June 30, 2005 and 2004, we recorded non-cash, non-operating gains of approximately $0.5 million and $1.0 million, respectively, and for the six months ended June 30, 2005 and 2004, we recorded approximately $1.1 million and $2.1 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.
Cash Flow Hedging Instruments
      In September 2004 we entered into a series of interest rate swap agreements for $150 million, which had the effect of converting certain of our variable interest rate loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 and expiring August 31, 2006. The term C loan obligation was replaced with the refinancing of our credit facility in May 2005; however, we maintained the existing swap agreements.
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at June 30, 2005 was included in other current assets and other non-current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at June 30, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during the quarter or year-to-date.
      A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of June 30, 2005 follows:

	Remainder of
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt obligations:
Fixed-rate debt	$—	$—	$—	$299,970	$146,250	$475,000	$921,220	$1,505,860
Average interest rate	6.7%	6.7%	6.7%	6.9%	9.1%	8.1%	7.3%
Variable-rate debt(1)	$—	$—	$4,125	$5,500	$5,500	$534,875	$550,000	$550,000
Average interest rate	(LIBOR + 1.5%)

(1)	As of June 30, 2005, variable-rate debt consisted of our bank credit facility. The bank credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margin. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of June 30, 2005, the average interest rate on the tranche D term loan was 4.83%.
      Aggregate notional amounts associated with interest rate swaps in place as of June 30, 2005 were as follows (listed by maturity date):

	Remainder of							Fair Value	Fair Value
Interest Rate Swaps:	2005	2006	2007	2008	2009	Thereafter	Total	Asset	Liability

	(Dollars in thousands)
Notional amount(1)	$—	$200,000	$—	$—	$—	$—	$200,000	$1,217	$—
Weighted-average fixed rate payable(2)	3.1%	3.6%	—	—	—	—	—
Weighted-average fixed rate receivable(3)	—	—	—	—	—	—	—

(1)	Includes notional amounts of $200.0 million that will expire in August 2006.

(2)	Represents the weighted-average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

(3)	The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of June 30, 2005, the interest rate on the tranche D term loan was 4.83%.

Item 4.	Controls and Procedures
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
      There has been no change in our internal control over financial reporting during our second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. The proposed settlement, which is not material to us, is subject to a number of contingencies, including final approval by the court. We are unable to determine whether or when a settlement will occur or be finalized.
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

      On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. On April 20, 2004, the court approved the settlement. On May 27, 2004, various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit. On February 1, 2005, the appellate court affirmed the settlement. On February 15, 2005, one of the objectors petitioned for a rehearing. On March 11, 2005, the Eighth Circuit denied the petition for rehearing and rehearing en banc. On March 17, 2005, one of the objectors filed a motion to stay the mandate for 90 days. The Eighth Circuit denied that motion on April 1, 2005. On June 2, 2005, that objector filed with the United States Supreme Court a petition for writ of certiorari. Distribution of settlement benefits is stayed until the Supreme Court issues a final order either dismissing the petition or accepting the petition and resolving the appeal. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
      On December 27, 2004, Dolores Carter and Donald Fragnoli filed purported class action lawsuits in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuits are captioned Dolores Carter v. Nextel WIP Corp., et al and Donald Fragnoli v. Nextel WIP Corp., et al. On February 1, 2005, Selena Mintz filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Selena Mintz v. John Chapple, et al, Civil Action No. 1065-N. In all three lawsuits, the plaintiffs seek declaratory and injunctive relief declaring that the announced merger transaction between Sprint Corporation and Nextel is an event that triggers the put right set forth in our restated certificate of incorporation and directing the defendants to take all necessary measures to give effect to the rights of our Class A common stockholders arising therefrom. We believe that the allegations in the lawsuits to the effect that the Nextel Partners defendants may take action, or fail to take action, that harms the interests of our public stockholders are without merit.
      On July 5, 2005, we delivered a Notice Invoking Alternate Dispute Resolution Process to Nextel and Nextel WIP under the joint venture agreement dated January 29, 1999 among us, OPCO and Nextel WIP. In the Notice, we assert that certain elements of the merger integration process involving Nextel and Sprint violate several of Nextel’s and Nextel WIP’s obligations under the joint venture agreement and related agreements, including, without limitation, the following:

•	The changes that Nextel and Sprint recently announced they are planning to make with respect to branding after the close of the Sprint-Nextel merger would violate the joint venture agreement if we cannot use the same brand identity that Nextel will use after the merger, i.e., the Sprint brand.

•	Other operational changes that we believe Nextel and Sprint plan to implement after the Sprint-Nextel merger (including, without limitation, changes with respect to marketing and national accounts) would violate the joint venture agreement.

•	The operations of the combined Sprint-Nextel could violate our exclusivity rights under the joint venture agreement.

•	Nextel and Nextel WIP have not complied with their obligation to permit us to participate in and contribute to discussions regarding branding and a variety of other operational matters.
      The parties have since agreed that the dispute is eligible to be resolved by arbitration. A three-member arbitration panel has been selected, and proceedings are underway. We have asked the arbitration panel for a preliminary injunction restraining Nextel and Nextel WIP from taking actions that would violate our rights under the joint venture agreement. The panel has scheduled a hearing on August 25, 2005 with respect to our request for a preliminary injunction. We cannot predict the timing or the outcome of the arbitration proceedings. We intend to pursue our claims against Nextel and Nextel WIP in the arbitration vigorously.
      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business, financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 12, 2005 we held our 2005 annual meeting of stockholders in Bellevue, Washington. Only holders of record of our Class A common stock and Class B common stock on the record date of March 25, 2005 were entitled to vote at the annual meeting. Each holder of record of Class A common stock and Class B common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the annual meeting. There was no opposition to the nominees of the Board of Directors and all such nominees were elected to serve as our directors. Set forth below is information regarding the shares voted in the election of our directors, each to hold office until his or her successor is elected and qualified:

	Votes

Name	For	Withheld

Adam Aron	239,973,005	9,961,016
John Chapple	233,684,167	16,249,854
Steven B. Dodge	237,982,939	11,951,082
Timothy Donahue(1)	245,409,401	4,524,620
Arthur W. Harrigan, Jr.	240,932,270	9,001,751
James N. Perry, Jr.	247,481,537	2,452,484
Caroline H. Rapking	247,168,588	2,765,433
Dennis M. Weibling	247,158,644	2,775,377

(1)	As reported in our Current Report on Form 8-K filed July 25, 2005, on July 21, 2005, our board of directors accepted the resignation of Timothy Donahue from our board of directors. Mr. Donahue had been elected to our board of directors as the designee of Nextel WIP pursuant to our amended and restated shareholders’ agreement dated as of February 18, 2000, as amended. On July 21, 2005, our board of directors elected Christopher T. Rogers to our board of directors. Mr. Rogers is currently the Senior

Vice President, Global Initiatives and Spectrum Group, of Nextel and has been elected to our board of directors as the designee of Nextel WIP pursuant to our amended and restated shareholders’ agreement.

      A proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005 was approved and received the following votes:

Votes

For	249,873,783
Against	44,859
Abstain	15,379

Item 5.	Other Information
      Please refer to our Quarterly Report on Form 10-Q for the period ended March 31, 2005 for additional information regarding certain arrangements with our officers and directors entered into during the period covered by this quarterly report.

Item 6.	Exhibits

(a)		List of Exhibits

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).

3	.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc. (incorporated by reference to Exhibit 3.1(a) to Quarterly Report on Form 10-Q filed August 9, 2004).

3.2		Amended and Restated Bylaws, effective of June 3, 2004 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed March 16, 2005).

31.1		Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1		Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18. U.S.C. Section 1350.

32.2		Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

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
Date: August 9, 2005