Form 10-Q/A
period 2005-06-30
NEXTEL PARTNERS INC
filed 2005-08-29
CIK 1085707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on July 27, 2005

Class A Common Stock	184,902,306 shares
Class B Common Stock	84,632,604 shares

Item 6. Exhibits
SIGNATURES
EXHIBIT 10.77(B)
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Nextel Partners, Inc.
Form 10-Q/A
(Amendment No. 1)
Explanatory Note
Nextel Partners, Inc. is filing this Amendment No. 1 on Form 10-Q/A to add Exhibit 10.77(b) that was omitted from our Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2005, which was previously filed with the Securities and Exchange Commission on August 9, 2005.
No other items or disclosures in our original report are being amended, and accordingly this Amendment No. 1 does not otherwise change or update any information that was presented in our original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.
Item 6. Exhibits
(a)	List of Exhibits.

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473))

3.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc. (incorporated by reference to Exhibit 3.1(a) to Quarterly Report on Form 10-Q filed August 9, 2004)

3.2	Amended and Restated Bylaws, effective of June 3, 2004 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed March 16, 2005)

10.77(b)	Second Amended and Restated Credit Agreement dated as of May 23, 2005 by and between Nextel Partners Operating Corp., JPMorgan Chase Bank, N.A., the Subsidiary Guarantors named therein and the Lenders named therein, including all exhibits thereto; Amendment No. 1 to Guaranty and Pledge Agreement dated as of May 23, 2005 to that certain Guaranty and Pledge Agreement dated as of December 19, 2003; and Amendment No. 1 to Security Agreement dated as of May 23, 2005 to that certain Security Agreement dated as of December 19, 2003

31.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18. U.S.C. Section 1350

32.2	Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2005	NEXTEL PARTNERS, INC. (Registrant)
	By:	/s/ BARRY ROWAN
Barry Rowan
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By:	/s/ LINDA ALLEN
Linda Allen
Chief Accounting Officer (Principal Accounting Officer)

3