Form 10-Q
period 2005-09-30
NEXTEL PARTNERS INC
filed 2005-11-09
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐.
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.
      Indicate the number of shares outstanding of each of the issuer classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on October 31, 2005

Class A Common Stock Class B Common Stock	186,069,711 shares 84,632,604 shares

NEXTEL PARTNERS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2005	2004

	(Dollars in thousands, except
	per share amounts)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,675	$147,484
Short-term investments	29,402	117,095
Accounts and notes receivable, net of allowance $29,516 and $15,874, respectively	250,957	190,954
Subscriber equipment inventory	103,916	49,595
Deferred current income taxes	37,539	—
Other current assets	35,370	31,388

Total current assets	652,859	536,516

PROPERTY, PLANT AND EQUIPMENT, at cost	1,701,136	1,546,685
Less — accumulated depreciation and amortization	(623,120)	(503,967)

Property, plant and equipment, net	1,078,016	1,042,718

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	376,203	375,470
Deferred non-current income taxes	250,600	—
Debt issuance costs and other, net of accumulated amortization of $8,963 and $6,456, respectively	17,960	20,995
Goodwill	1,514	—
Other intangible assets, net of accumulated amortization of $9 and $0, respectively	96	—

Total non-current assets	646,373	396,465

TOTAL ASSETS	$2,377,248	$1,975,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$73,413	$82,833
Accrued expenses and other current liabilities	121,901	115,447
Current portion of long-term debt	140,094
Due to Nextel WIP	4,636	7,379

Total current liabilities	340,044	205,659

LONG-TERM OBLIGATIONS:
Long-term debt	1,339,226	1,632,518
Deferred income taxes	—	53,964
Other long-term liabilities	37,196	32,243

Total long-term obligations	1,376,422	1,718,725

TOTAL LIABILITIES	1,716,466	1,924,384

COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred stock, par value $.001 per share, 13,110,000 shares authorized, no shares outstanding	—	—
Common stock, Class A, par value $.001 per share, 500,000,000 shares authorized, 185,886,368 and 181,557,105 shares, respectively, issued and outstanding, and paid-in capital	1,074,579	1,029,193
Common stock, Class B, par value $.001 per share convertible, 600,000,000 shares authorized, 84,632,604 shares, issued and outstanding, and paid-in capital	172,697	172,697
Accumulated deficit	(587,873)	(1,150,806)
Deferred compensation	(124)	(440)
Accumulated other comprehensive income	1,503	671

Total stockholders’ equity	660,782	51,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,377,248	$1,975,699

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(Dollars in thousands, except per share amounts)
	(Unaudited)
REVENUES:
Service revenues (earned from Nextel WIP $57,809, $42,738, $153,392 and $113,315 respectively)	$445,235	$337,152	$1,234,513	$936,646
Equipment revenues	27,904	22,676	77,532	65,954

Total revenues	473,139	359,828	1,312,045	1,002,600

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $34,981, $30,337, $101,174 and $89,614 respectively) (incurred from Nextel WIP $36,638, $31,258, $103,474 and $86,292; American Tower $2,892, $2,896, $8,949 and $7,835 and Sprint Nextel $433, $0, $433, $0 respectively)	115,600	93,718	318,097	266,253
Cost of equipment revenues	47,093	36,534	138,007	114,358
Selling, general and administrative (Incurred from Nextel WIP $10,356, $4,595, $31,217 and $16,223 and Sprint Nextel $149, $0, $149, $0, respectively)	151,380	127,160	434,767	358,390
Stock based compensation (primarily selling, general and administrative related)	319	(22)	567	532
Depreciation and amortization	43,779	37,311	125,965	110,510

Total operating expenses	358,171	294,701	1,017,403	850,043

INCOME FROM OPERATIONS	114,968	65,127	294,642	152,557
Interest expense, net	(23,404)	(23,460)	(73,630)	(81,708)
Interest income	2,009	823	5,662	1,802
Loss on early retirement of debt	—	—	(824)	(54,971)

INCOME BEFORE INCOME TAX PROVISION	93,573	42,490	225,850	17,680
Income tax (provision) benefit	340,943	(8,081)	337,083	(246)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$434,516	$34,409	$562,933	$17,434

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Basic	$1.61	$0.13	$2.10	$0.07

Diluted	$1.41	$0.12	$1.83	$0.06

Weighted average number of shares outstanding
Basic	269,902,776	263,945,444	268,569,342	263,134,769

Diluted	308,648,741	304,833,454	309,438,709	269,973,801

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	For the Nine Months Ended
	September 30,

	2005	2004

		(As restated)
	(Dollars in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$562,933	$17,434
Adjustments to reconcile net income to net cash from operating activities
Deferred income tax provision (benefit)	(343,081)	246
Depreciation and amortization	125,965	110,510
Amortization of debt issuance costs	2,640	3,009
Interest accretion for senior discount notes	—	20
Bond discount amortization	835	720
Loss on early retirement of debt	824	54,971
Fair value adjustments of derivative instruments and investments	(2,326)	(2,760)
Stock based compensation	567	532
Other, net	1,391	(233)
Changes in current assets and liabilities:
Accounts and notes receivable, net	(60,003)	(33,624)
Subscriber equipment inventory	(54,307)	(17,483)
Other current and long-term assets	(2,125)	(5,523)
Accounts payable, accrued expenses and other current liabilities	22,757	6,590
Operating advances due to (from) Nextel WIP	(5,003)	(2,691)

Net cash from operating activities	251,067	131,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(192,492)	(103,372)
FCC licenses	(618)	(3,650)
Proceeds from maturities of short-term investments	118,567	77,603
Proceeds from sales of short-term investments	19,659	313,611
Purchases of short-term investments	(49,672)	(360,365)
Other	(1,662)	—

Net cash from investing activities	(106,218)	(76,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	550,000	724,565
Stock options exercised	43,147	10,774
Proceeds from stock issued for employee stock purchase plan	1,982	1,827
Proceeds from sale lease-back transactions	13,036	1,211
Debt repayments	(701,221)	(788,909)
Capital lease payments	(2,595)	(2,380)
Debt and equity issuance costs	(1,007)	(3,308)

Net cash from financing activities	(96,658)	(56,220)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,191	(675)
CASH AND CASH EQUIVALENTS, beginning of period	147,484	122,620

CASH AND CASH EQUIVALENTS, end of period	$195,675	$121,945

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$4,615	$—

Retirement of long-term debt with common stock	$45	$—

Cash paid for interest, net of capitalized amount	$76,488	$94,762

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2005
(unaudited)

1.	BASIS OF PRESENTATION
      Our interim consolidated condensed financial statements for the three and nine months ended September 30, 2005 and 2004 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004 and quarterly filings on Form 10-Q filed with the SEC.
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flows or the timing of payments under our relevant leases. As such, we restated certain prior periods, including our previously issued consolidated balance sheet as of September 30, 2004 and the consolidated statements of operations for the three and nine months ended September 30, 2004. Please refer to Note 4 to the accompanying consolidated condensed financial statements for a further discussion of this restatement.
      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

2.	OPERATIONS

Description of Business
      Nextel Partners provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission (“FCC”). Our operations are primarily conducted by Nextel Partners Operating Corp. (“OPCO”), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating income and cash flows are within OPCO and our other wholly owned subsidiaries.
      Our digital network (“Nextel Digital Wireless Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (“Motorola”) (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted toward mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Sprint Nextel Corporation (“Sprint Nextel”) following the merger of Nextel Communications, Inc. (“Nextel”) and Sprint Corporation (“Sprint”) on August 12, 2005, govern the support services to be provided to us by Nextel WIP (see Note 9).

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
      As previously discussed, we rely on Nextel WIP for the provision of certain services. For the foreseeable future, we intend to continue to rely on Nextel WIP for the provision of these services, as we do not currently have the infrastructure to support those services. We may begin to build the infrastructure needed to support some or all of those services to the extent that Nextel WIP will no longer provide them to us as a result of the merger between Sprint and Nextel. To the extent that Nextel WIP’s failure or refusal to provide us with these services is a violation of our joint venture or other agreements with Nextel WIP, we will pursue appropriate legal and equitable remedies available to us.
      If Sprint Nextel encounters financial or operating difficulties relating to its portion of the Nextel Digital Wireless Network, or experiences a significant decline in customer acceptance of its services and products, or refuses to provide us with these services in violation of our agreements, and we are unable to replace these services timely, our business may be adversely affected, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers.

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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The following schedule is our net income per share calculation for the periods indicated:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except share and per share amounts)
Income attributable to common stockholders (numerator for basic)	$434,516	$34,409	$562,933	$17,434
Effect of dilutive securities:
Convertible Senior Notes	673	1,125	2,020	—

Adjusted Income attributable to common stockholders (numerator for diluted)	$435,189	$35,534	$564,953	$17,434

Gross weighted average common shares outstanding	269,940,276	264,056,776	268,606,842	263,236,913
Less: Weighted average shares subject to repurchase	(37,500)	(111,332)	(37,500)	(102,144)

Weighted average common shares outstanding — basic (denominator for basic)	269,902,776	263,945,444	268,569,342	263,134,769
Effect of dilutive securities:
Stock options	5,842,140	7,944,490	7,926,732	6,769,395
Restricted stock (unvested)	34,064	70,936	71,843	69,637
Convertible senior notes	32,869,761	32,872,584	32,870,792	—

Weighted average common shares outstanding — diluted (denominator for diluted)	308,648,741	304,833,454	309,438,709	269,973,801

Net income per share, basic	$1.61	$0.13	$2.10	$0.07

Net income per share, diluted	$1.41	$0.12	$1.83	$0.06

      For the nine months ended September 30, 2004, approximately 32.9 million shares issuable upon the assumed conversion of our 1 1/2% senior convertible notes that could potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share due to their antidilutive effects. Additionally, for the three and nine months ended September 30, 2004, approximately 3.1 million and 16.1 million stock options, respectively were excluded from the calculation of diluted earnings per common share as their effects were antidilutive.
      For the three and nine months ended September 30, 2005, 11,500 and 27,333 stock options, respectively, were excluded from the calculation of diluted earnings per common share as their exercise prices exceeded the average market price of our class A common stock.

Cash and Cash Equivalents
      Cash equivalents include time deposits and highly-liquid investments with remaining maturities of three months or less at the time of purchase.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Short-Term Investments
      Marketable debt securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at September 30, 2005 and December 31, 2004 consisted of U.S. government agency securities, U.S. Treasury securities, corporate notes and bonds, other asset backed securities, auction rate securities and commercial paper. We classify our investment securities as available-for-sale because the securities are not intended to be held-to-maturity and are not held principally for the purpose of selling them in the near term. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income.

Sale-Leaseback Transactions
      We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended September 30, 2005 and 2004 we received cash proceeds of approximately $8.6 million and $432,000, respectively, and for the nine months ended September 30, 2005 and 2004 we received cash proceeds of approximately $13.0 million and $1.2 million, respectively, for assets sold to third parties in these transactions. Gains on sale-leaseback transactions are deferred and recognized over the lease term.

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

Intangible Assets
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
      During the third quarter of 2005, we acquired $105,000 of intangible assets related to an immaterial asset acquisition that are subject to amortization over a 24-month term. In addition, we recorded $1.5 million in goodwill for which we will perform an annual asset impairment analysis.
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
      We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an annual asset impairment analysis on our FCC licenses and to date we have determined there has been no impairment related to our FCC licenses. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.”

Income Taxes
      We have historically had sufficient uncertainty regarding the realization of our deferred tax assets, including a history of recurring operating losses, which resulted in the recording of a valuation allowance for the deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes.” In the third quarter of 2005, we determined that we had sufficient positive evidence indicating that we should realize deferred tax assets for federal and certain state income tax purposes. As a result, we have released the valuation allowance on these deferred tax assets. We have continued to record a valuation allowance on certain state deferred tax assets, as we do not have sufficient evidence that they will be realized.
      In the third quarter of 2005, with the release of a significant portion of the valuation allowance, deferred tax assets were recognized on our consolidated balance sheet resulting in a net tax benefit. Due to the recognition of deferred tax assets in that quarter, we have begun recording income tax expense based on the estimated annual federal and state effective tax rate applied to pre-tax income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than the required alternative minimum tax (“AMT”) and state tax payments, until the net operating loss and tax credits have been fully utilized.
      Under certain provisions of the Internal Revenue Code of 1986, as amended, the availability of net operating loss carryforwards may be subject to limitation if it should be determined that there has been a change in ownership of more than 50% of our outstanding stock. At this time it is not anticipated that a limitation due to a change in ownership will impact the full utilization of our net operating losses.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(In thousands)
Current Tax (Provision)/ Benefit:
Federal	$(578)	$—	$(2,560)	$—
State	(3,396)	—	(3,438)	—

Total	(3,974)	—	(5,998)	—
Deferred Tax (Provision)/ Benefit:
Federal	316,978	(6,869)	315,680	(147)
State	27,939	(1,212)	27,401	(99)

Total	344,917	(8,081)	343,081	(246)

Total Income Tax (Provision)/ Benefit	$340,943	$(8,081)	$337,083	$(246)

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
      For the three months ended September 30, 2004, we recorded non-cash, non-operating gains of approximately $654,000, and for the nine months ended September 30, 2005 and 2004, we recorded approximately $1.1 million and $2.8 million in gains, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

Non-Cash Flow Hedging Instruments

(In thousands)
Fair value of liability as of December 31, 2004	$1,117
Change in fair value — interest rate changes	(597)
Final settlement of swap agreement	(520)

Fair value of liability as of September 30, 2005	$0

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
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at September 30, 2005 was included in other current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at September 30, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during the quarter or year-to-date.

Cash Flow Hedging Instruments

(In thousands)
Fair value of assets as of December 31, 2004	$579
Change in fair value — interest rate changes	1,197

Fair value of assets as of September 30, 2005	$1,776

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
      For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the three months ended September 30, 2005 and 2004 were $5.6 million and $3.4 million, respectively, and for the nine months ended September 30, 2005 and 2004 were $15.5 million and $9.7 million, respectively.
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
      For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the three months ended September 30, 2005 and 2004, we recognized $3.0 million and $5.8 million, respectively, and for the nine months ended September 30, 2005 and 2004, we recognized $11.2 million and $18.8 million, respectively, of activation fees and handset equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except per share amounts)
Service revenues	$444,791	$336,239	$1,232,804	$933,709

Equipment revenues	$25,337	$17,798	$68,006	$50,096

Cost of equipment revenues	$44,082	$30,743	$126,772	$95,563

Income attributable to common stockholders	$434,516	$34,409	$562,933	$17,434

Income per share attributable to common stockholders, basic	$1.61	$0.13	$2.10	$0.07

Income per share attributable to common stockholders, diluted	$1.41	$0.12	$1.83	$0.06

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Reclassifications
      Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Long-Lived Assets
      Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Mobile Network and provide service to our customers. We based this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, none of the above triggering events has resulted in any material impairment charges.

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
      As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted during the three and nine months ended September 30, 2005 and 2004, our net income and basic and diluted income per share would have adjusted to the pro forma amounts indicated below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except per share amounts)
Net income, as reported	$434,516	$34,409	$562,933	$17,434
Add: stock-based employee compensation expense included in reported net income, net of tax of $124, $0, $124 and $0, respectively	195	(22)	443	532
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $6,101, $0, $6,101 and $0, respectively	(9,618)	(6,212)	(24,564)	(19,016)
Add: prior period’s tax effects recognized in September 2005	35,724	—	35,724	—

As adjusted, net income	$460,817	$28,175	$574,536	$(1,050)

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except per share amounts)
Basic income per share attributable to common stockholders:
As reported	$1.61	$0.13	$2.10	$0.07

As adjusted	$1.71	$0.11	$2.14	$0.00

Diluted income per share attributable to common stockholders:
As reported	$1.41	$0.12	$1.83	$0.06

As adjusted	$1.49	$0.10	$1.86	$0.00

Weighted average fair value per share of options granted	N/A	$7.76	$7.64	$8.38

      The fair value of each option grant and employee stock purchase is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	For the Nine Months Ended
	September 30,

	2005	2004

Expected stock price volatility	34% - 43%	53% - 71%
Risk-free interest rate	3.7% - 4.0%	3.1% - 3.4%
Expected life in years	4 years	5 years
Expected dividend yield	0.00%	0.00%
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
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded APB No. 25, “Accounting for Stock Issued to Employees.” We will continue to apply the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25 and provide the disclosures as required by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” until SFAS No. 123R becomes effective (for full fiscal years ending after June 15, 2005, which is January 1, 2006 for us). Upon implementation of SFAS No. 123R, we will recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We expect our stock-based compensation to increase significantly upon adoption of SFAS No. 123R. In March 2005, the SEC issued SAB No. 107, “Share Based Payment,” and in August 2005, the FASB issued FASB Staff Position FAS 123R-1, “Classification and Measurement of Freestanding Financial Instruments

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
Originally Issued in Exchange for Employee Services under SFAS No. 123R,” which provides additional guidance for adoption of SFAS No. 123R and is also effective for us January 1, 2006.
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
      In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which will eliminate capitalization of rent after January 1, 2006. We believe there will be no material impact to our financial statements.

4.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. We also adjusted deferred gains from sale-leaseback transactions related to telecommunication towers to correspond with the initial lease term and renewal periods that are reasonably assured. The impact of this adjustment for the three months ended September 30, 2004 resulted in a $1.1 million understatement of rent expense and a $1.1 million understatement in accumulated deficit. The impact on our diluted earnings per share for the three months ended September 30, 2004 was $0.00 per share. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flows or the timing of payments under its relevant leases. As such, the restatement did not have any impact on our previously reported net cash flows from operating, investing and financing activities, cash position and revenues.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The following tables summarize the effects of this restatement on our consolidated balance sheet as of September 30, 2004 and the consolidated statements of operations for the three and nine months ended September 30, 2004. We have not presented a summary of impact of the restatement on our consolidated statements of cash flows for the above referenced period because the net impact was zero.

	As of September 30, 2004

	As Reported	Adjustments	As Restated

	(Dollars in thousands)
Consolidated Balance Sheet
Other long-term liabilities	$15,331	$17,265	$32,596
Total long-term liabilities	1,694,307	17,265	1,711,572
Total liabilities	1,875,563	17,265	1,892,828
Accumulated deficit	(1,169,853)	(17,265)	(1,187,118)
Total stockholders’ equity (deficit)	20,990	(17,265)	3,725

	For the Three Months Ended
	September 30, 2004

	As Reported	Adjustments	As Restated

	(Dollars in thousands, except per share
	amounts)
Consolidated Statement of Operations
Cost of service revenues	$92,606	$1,112	$93,718
Total operating expenses(1)	291,303	1,112	292,415
Income from operations	66,239	(1,112)	65,127
Income before deferred income tax provision	43,602	(1,112)	42,490
Net income attributable to common stockholders	35,521	(1,112)	34,409
Basic net income per share attributable to common stockholders	$0.13	$—	$0.13
Diluted net income per share attributable to common stockholders	$0.12	$—	$0.12

(1)	Total operating expenses for the three months ended September 30, 2004 presented in this table does not reflect certain amounts that have been reclassified to conform to the current year presentation. Including reclassifications, total operating expenses for the three months ended September 30, 2004 was $294.7 million.

	For the Nine Months Ended
	September 30, 2004

	As Reported	Adjustments	As Restated

	(Dollars in thousands, except per share
	amounts)
Consolidated Statement of Operations
Cost of service revenues	$262,897	$3,356	$266,253
Total operating expenses(2)	840,159	3,356	843,515
Income from operations	155,913	(3,356)	152,557
Income before deferred income tax provision	21,036	(3,356)	17,680
Net income attributable to common stockholders	20,790	(3,356)	17,434
Basic net income per share attributable to common stockholders	$0.08	$(0.01)	$0.07
Diluted net income per share attributable to common stockholders	$0.08	$(0.02)	$0.06

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

(2)	Total operating expenses for the nine months ended September 30, 2004 presented in this table does not reflect certain amounts that have been reclassified to conform to the current year presentation. Including reclassifications, total operating expenses for the nine months ended September 30, 2004 was $850.0 million.

5.	PROPERTY AND EQUIPMENT

	As of

	September 30,	December 31,
	2005	2004

	(In thousands)
Equipment	$1,482,424	$1,358,969
Furniture, fixtures and software	141,007	125,299
Building and improvements	13,681	9,870
Less — accumulated depreciation and amortization	(623,120)	(503,967)

Subtotal	1,013,992	990,171
Construction in progress	64,024	52,547

Total property and equipment	$1,078,016	$1,042,718

6.	INTANGIBLE ASSETS SUBJECT TO AMORTIZATION

	As of

	September 30,	December 31,
	2005	2004

	(In thousands)
Other intangible assets subject to amortization	$105	$—
Less — accumulated amortization	(9)	—

Total intangible assets subject to amortization	$96	$—

      For the three and nine months ended September 30, 2005, we recorded amortization expense of approximately $9,000. We estimate amortization expense for fiscal years ending December 31, 2005, 2006 and 2007 to be approximately $22,000, $52,000 and $31,000, respectively.

7.	NON-CURRENT PORTION OF LONG-TERM DEBT

	As of

	September 30,	December 31,
	2005	2004

	(In thousands)
Bank Credit Facility — tranche C and D loans, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	$550,000	$700,000
8 1/8% Senior Notes due 2011, net of $0.4 million discount at September 30, 2005 and December 31, 2004, interest payable semi-annually in cash and in arrears	474,630	474,593
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	299,955	300,000
12 1/2% Senior Discount Notes due 2009, net discount of $0 and $7.0 million, respectively	—	139,296
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	—	1,157
Capital leases	14,641	17,472

Total non-current portion of long-term debt	$1,339,226	$1,632,518

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Bank Credit Facility
      On May 23, 2005, OPCO refinanced its existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. JPMorgan Chase & Co. acted as Sole Bookrunner and Arranger on the transaction. The new credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche D term loan. The tranche D term loan matures on May 31, 2012. The revolving credit facility will terminate on the last business day in May falling on or nearest to May 31, 2012. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche D term loan. As of September 30, 2005, $550.0 million of the tranche D term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The borrowings under the new term loan were used along with company funds to repay OPCO’s existing tranche C term loan.
      The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of September 30, 2005, the interest rate on the tranche D term loan was 5.37%.
      Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. As of September 30, 2005, we were in compliance with all covenants associated with this credit facility.

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
      The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. As of September 30, 2005, we were in compliance with applicable covenants.

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
      In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of September 30, 2005, $45,000 of these 1 1/2% convertible senior notes due 2008 had been converted into 3,515 shares of our Class A common stock.
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
      The 12 1/2% senior discount notes contain certain covenants that limit, among other things, our ability to: (i) pay dividends, redeem capital stock or make certain other restricted payments or investments, (ii) incur

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
additional indebtedness or issue preferred equity interests, (iii) merge, consolidate or sell all or substantially all of our assets, (iv) create liens on assets, and (v) enter into certain transactions with affiliates or related persons. As of September 30, 2005, we were in compliance with applicable covenants.
      On September 16, 2005 we initiated redemption of the outstanding 12 1/2% senior discount notes due 2009, representing approximately $146.3 million aggregate principal amount at maturity, for a total redemption price of approximately $164.5 million, including interest and premium. We will use available cash to fund the redemption, which will be consummated on November 15, 2005. Upon completion of the redemption, the notes will be paid in full. The notes were reclassified from long-term debt to current since they will be settled in the fourth quarter 2005.

11% Senior Notes Due 2010
      On March 28, 2005 we sent notice of redemption on our outstanding 11% senior notes due 2010, representing approximately $1.2 million aggregate principal amount at maturity. We used available cash to fund the redemption, which was consummated on April 29, 2005. Upon completion of the redemption, the notes were paid in full.

8.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.
      On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc., et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. The district court denied plaintiffs’ motion to remand the consolidated cases back to their respective state courts, and, on March 5, 2003, the district court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims. The plaintiffs appealed the district court’s remand and dismissal decisions to the United States Court of Appeals for the Fourth Circuit. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the district court’s remand and dismissal decisions. The Fourth Circuit’s Order remanded the Gimpelson case to the State Court of Fulton County, State of Georgia. On or about April 16, 2005, the Fourth Circuit denied a motion to reconsider its March 16, 2005 decision. Certain of the defendants petitioned for certiorari to the United States Supreme Court. On October 31, 2005, the United States Supreme Court denied the certiorari petition without opinion. We dispute the allegations in the complaint, will vigorously defend against the action in whatever forum it is litigated, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.
      On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. On April 20, 2004, the court approved the settlement. On May 27, 2004, various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit. On February 1, 2005, the appellate court affirmed the settlement. On February 15, 2005, one of the objectors

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
petitioned for a rehearing. On March 11, 2005, the Eighth Circuit denied the petition for rehearing and rehearing en banc. On March 17, 2005, one of the objectors filed a motion to stay the mandate for 90 days. The Eighth Circuit denied that motion on April 1, 2005. On June 2, 2005, that objector filed with the United States Supreme Court a petition for writ of certiorari. On October 3, 2005, the Supreme Court denied the objector’s writ of certiorari, which constitutes a “final order” resolving all appeals in these cost recovery fee cases. Accordingly, in accordance with the terms of the settlement, we will begin distributing settlement benefits within 90 days from October 3, 2005. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
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
      On July 5, 2005, we delivered a Notice Invoking Alternate Dispute Resolution Process to Nextel and Nextel WIP under the joint venture agreement dated January 29, 1999 among us, OPCO and Nextel WIP. In the Notice, we asserted that certain elements of the merger integration process involving Nextel and Sprint violate several of Nextel’s and Nextel WIP’s obligations under the joint venture agreement and related agreements, including, without limitation, the following:

•	The changes that Nextel and Sprint have announced they are planning to make with respect to branding after the close of the Sprint-Nextel merger would violate the joint venture agreement if we cannot use the same brand identity that Nextel will use after the merger, i.e., the Sprint brand.

•	Other operational changes that we believe Nextel and Sprint plan to implement after the Sprint-Nextel merger (including, without limitation, changes with respect to marketing and national accounts) would violate the joint venture agreement.

•	The operations of the combined Sprint-Nextel could violate our exclusivity rights under the joint venture agreement.

•	Nextel and Nextel WIP have not complied with their obligation to permit us to participate in and contribute to discussions regarding branding and a variety of other operational matters.
      The parties have since agreed that the dispute will be resolved by arbitration. A three-member arbitration panel has been selected, and proceedings are underway. We have asked the arbitration panel for a preliminary injunction restraining Nextel and Nextel WIP from taking actions that would violate our rights under the joint venture agreement. The panel held a hearing on August 25, 2005 with respect to our request for a preliminary injunction.
      On September 2, 2005, the arbitration panel issued a ruling denying the request for a preliminary injunction, but finding that we were likely to prevail on our claim that the use of the new Sprint-Nextel brand by Nextel’s operating subsidiaries, without making the new brand available to us, violates the non-

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
discrimination provisions of the joint venture agreement. With respect to our remaining claims, the panel reserved these matters “for future ruling if necessary.”
      We intend to continue to pursue the claims set forth in our arbitration demand and to seek monetary damages and other relief, as the arbitration panel finds appropriate, for Nextel’s and Nextel WIP’s breaches of their contractual obligations. We cannot predict the timing or the outcome of any further proceedings.
      On October 7, 2005, Nextel and Nextel WIP filed a lawsuit against us in Delaware Chancery Court. The lawsuit is captioned Nextel Communications, Inc. and Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1704-N. The lawsuit seeks to prohibit us from disclosing to our public shareholders the valuation reports of the first two appraisers to be appointed under our put process. The suit also seeks to require us to provide Nextel and its appraiser with certain financial information, and asks the court to concur with certain positions that Nextel has previously taken with respect to the definition of fair market value under our charter. On October 18, 2005, Nextel WIP filed a second lawsuit against us in Delaware Chancery Court, seeking certain information pursuant to Section 220 of the Delaware General Corporation Law. The lawsuit is captioned Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1722-N. We believe both lawsuits are without merit.
      On October 19, 2005, we filed an answer and counterclaims in the first lawsuit in Delaware Chancery Court, which we amended on October 25, 2005. In our counterclaims, we have asked the court to order that the parties comply with the put process time frames required by our charter and to require Nextel to provide us and our appraiser with certain information. We have also asked the court to require full disclosure of the first two appraisers’ reports to our Class A common stockholders as required by our charter. As an alternative to selecting the third appraiser only after completion of the appraisals by the first two, we have asked the court to order the parties to conduct an appraisal process whereby the third appraiser would do its valuation work concurrently with the first two. We have asked that the third appraiser be selected now and be required to agree, as a condition of its retention, that it will not solicit or accept investment banking business from Sprint Nextel or any of its subsidiaries for a period of three years after it delivers its valuation. We have also asked the court to concur with our views of the definition of fair market value under our charter. The parties are presently in discovery, and the court has granted Donald Fragnoli, the plaintiff in Donald v. Nextel WIP., et al, Civil Action No. 955-N, a limited right to participate in that discovery. A two-day trial is scheduled to begin on November 17, 2005.
      Sprint Nextel, on behalf of Nextel and Nextel WIP, has also delivered to us a Notice Invoking Alternative Resolution Process under our joint venture agreement challenging certain fees that we charge national account customers. We believe the claims set forth in this Notice are without merit.
      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business, financial position or results of operations.

9.	RELATED PARTY TRANSACTIONS

Nextel Operating Agreements
      We, our operating subsidiary (OPCO) and Nextel WIP, which held approximately 31.3% of our outstanding common stock as of September 30, 2005 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended September 30,

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
2005 and 2004, we earned $57.8 million and $42.7 million, respectively, and for the nine months ended September 30, 2005 and 2004, we earned $153.4 million and $113.3 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.
      During the three months ended September 30, 2005 and 2004, we incurred charges from Nextel WIP totaling $36.6 million and $31.3 million, respectively, and for the nine months ended September 30, 2005 and 2004, we incurred charges totaling $103.5 million and $86.3 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services were recorded in cost of service revenues.
      During the three and nine months ended September 30, 2005 and 2004, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services were limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the national accounts. For the three months ended September 30, 2005 and 2004, we were charged $8.7 million and $3.2 million, respectively, and for the nine months ended September 30, 2005 and 2004, we were charged $26.0 million and $12.2 million, respectively, for these services including a royalty fee and a sponsorship fee for NASCAR. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended September 30, 2005 and 2004, we were charged $1.7 million and $1.4 million, respectively, and for the nine months ended September 30, 2005 and 2004, we were charged $5.3 million and $4.0 million, respectively, for these services. The costs for all of these services were included in selling, general and administrative expenses.
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

Business Relationship
      In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the three months ended September 30, 2005 and 2004, we paid American Tower Corporation $2.9 million and $2.9 million, respectively and for the nine months ended September 30, 2005 and 2004, we paid $8.9 million and $7.8 million, respectively, for these tower leases.
      During the period August 12, 2005 through September 30, 2005, we incurred charges from Sprint Nextel totaling approximately $433,000 for interconnect services that were recorded in cost of service revenues and approximately $149,000 for telecommunication services that were recorded in selling, general and administrative expenses.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

10.	COMPREHENSIVE INCOME

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

		(In thousands)
Net income attributable to common stockholders (as reported on Consolidated Condensed Statements of Operations)	$434,516	$34,409	$562,933	$17,434
Unrealized gain (loss) on investments, net of $5, $0, $5, $0 tax, respectively	(20)	—	7	—
Unrealized gain (loss) on cash flow hedge, net of $948, $0, $948, $0 tax, respectively	(320)	—	825	—

Other comprehensive income (loss)	(340)	—	832	—
Comprehensive income, net of tax	$434,176	$34,409	$563,765	$17,434

11.	RECENT DEVELOPMENTS
      On September 16, 2005 we initiated redemption of the outstanding 12 1/2% senior discount notes due 2009, representing approximately $146.3 million aggregate principal amount at maturity, for a total redemption price of approximately $164.5 million, including interest and premium. We will use available cash to fund the redemption, which will be consummated on November 15, 2005. Upon completion of the redemption, the notes will be paid in full. The notes were reclassified from long-term debt to current since they will be settled in the fourth quarter 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is a discussion of our consolidated financial condition and results of operations of the three and nine months ended September 30, 2005 and 2004. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see “— Forward-Looking Statements” below.
      Please read the following discussion together with our Annual Report on Form 10-K for the year ended December 31, 2004, along with “— Selected Consolidated Financial Data (Unaudited),” the consolidated condensed financial statements and the related notes included elsewhere in this report.
      During the course of preparing our consolidated financial statements for the year ended December 31, 2004, we determined that based on clarification from the SEC we did not comply with the requirements of SFAS No. 13, “Accounting for Leases,” and FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, we modified our accounting to recognize rent expense, on a straight-line basis, over the initial lease term and renewal periods that are reasonably assured. As the modifications related solely to accounting treatment, they did not affect our historical or future cash flow or the timing of payments under our relevant leases. As such, we restated certain prior periods, including our previously issued consolidated balance sheet as of September 30, 2004 and the consolidated statements of operations for the three and nine months ended September 30, 2004. Please refer to Note 4 to the accompanying consolidated condensed financial statements for a further discussion of this restatement. The following discussion reflects the impact of this restatement.
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

      As of September 30, 2005, we had approximately 1,912,300 digital subscribers. Our network provides coverage to approximately 42 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia, Wisconsin and Wyoming. We also hold licenses in Kansas but currently do not have any cell sites operational in the state.
      We believe our markets are relatively young as compared to the national carriers who had been in operation for several years prior to our inception. Approximately 85% of our covered Pops are in markets that are less than six years old. Based on our historical results, we believe that as our markets mature, covered Pop penetration will continue to increase. As of September 30, 2005, our covered Pop penetration was approximately 4.6%. Our historical results also support our belief that as our markets mature, the increase in penetration will continue to drive higher service revenue margins as we benefit from growing economies of scale.
      During the third quarter of 2005 we continued to focus on our key financial and operating performance metrics, including increasing our growth in subscribers, service revenues and Adjusted EBITDA, reducing churn and increasing lifetime revenue per subscriber (“LRS”). Our subscriber growth has been driven by increasing market penetration resulting in substantial part from ongoing development of our distribution channels (including company-owned stores) and by continuing to tailor programs that meet the needs of our customers, including consumer-credit customers, that we believe provide attractive economics to the company. As of September 30, 2005, we had 110 company-owned stores and have plans to increase the number of stores to over 130 by the end of the year.
      Accomplishments during the third quarter of 2005, which we believe are important indicators of our overall performance and financial well-being, include:

•	Growing our subscriber base approximately 27% in a twelve-month period by adding approximately 404,800 net new customers to end the third quarter of 2005 at 1,912,300 subscribers as compared to 1,507,500 as of September 30, 2004.

•	Growing our service revenues approximately 32% from $337.2 million for the prior year’s third quarter to $445.2 million for third quarter 2005.

•	Increasing Adjusted EBITDA by 55% from $102.4 million for the three months ended September 30, 2004 to $159.1 million for the three months ended September 30, 2005.

•	Lowering our customer churn rate to 1.3% for the three months ended September 30, 2005 compared to 1.4% for the same period ended September 30, 2004.

•	Remaining one of the industry leaders in LRS with an LRS of $5,308 for the third quarter of 2005 compared to $4,857 for the third quarter of 2004.
      Please see “— Selected Consolidated Financial Data (Unaudited)” and “— Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO. Substantially all of our assets, liabilities, operating income and cash flows are within OPCO and our other wholly owned subsidiaries.
      During the three months ended September 30, 2005, we also accomplished the following:

•	Introduced the i850 camera phone; the i760 handset with cutting-edge features; and the i560, a rugged flip-style handset.

•	Opened 19 new company-owned stores bringing the total stores operating throughout the country to 110 at September 30, 2005.

SELECTED CONSOLIDATED FINANCIAL DATA (Unaudited)
      We have summarized below our historical consolidated condensed financial data as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004, which are derived from our records.

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$445,235	$337,152	$1,234,513	$936,646
Equipment revenues(1)	27,904	22,676	77,532	65,954

Total revenues	473,139	359,828	1,312,045	1,002,600

Operating expenses:
Cost of service revenues (excludes depreciation of $34,981, $30,337, $101,174 and $89,614, respectively)	115,600	93,718	318,097	266,253
Cost of equipment revenues(1)	47,093	36,534	138,007	114,358
Selling, general and administrative	151,380	127,160	434,767	358,390
Stock-based compensation (primarily selling, general and administrative related)	319	(22)	567	532
Depreciation and amortization	43,779	37,311	125,965	110,510

Total operating expenses	358,171	294,701	1,017,403	850,043

Income from operations	114,968	65,127	294,642	152,557

Other income (expense):
Interest expense, net	(23,404)	(23,460)	(73,630)	(81,708)
Interest income	2,009	823	5,662	1,802
Loss on early retirement of debt	—	—	(824)	(54,971)

Total other income (expense)	(21,395)	(22,637)	(68,792)	(134,877)

Income before income tax provision	93,573	42,490	225,850	17,680
Income tax (provision) benefit	340,943	(8,081)	337,083	(246)

Net income attributable to common stockholders	$434,516	$34,409	$562,933	$17,434

Net income per share attributable to common stockholders
Basic	$1.61	$0.13	$2.10	$0.07

Diluted	$1.41	$0.12	$1.83	$0.06

Weighted average number of shares outstanding
Basic	269,903	263,945	268,569	263,135

Diluted	308,649	304,833	309,439	269,974

	As of	As of
	September 30,	December 31,
	2005	2004

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$225,077	$264,579
Property, plant and equipment, net	1,078,016	1,042,718
FCC operating licenses, net	376,203	375,470
Total assets	$2,377,248	$1,975,699
Current liabilities	340,044	205,659
Long-term debt	1,339,226	1,632,518
Total stockholders’ equity	660,782	51,315
Total liabilities and stockholders’ equity	$2,377,248	$1,975,699

	As of
	September 30,

	2005	2004

Other Data:
Covered Pops (millions)	42	39
Subscribers	1,912,300	1,507,500

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		(As restated)		(As restated)
	(In thousands)
Other Data:
Statements of Cash Flows Data:
Net cash from operating activities	$27,205	$50,872	$251,067	$131,718
Net cash from investing activities	$(37,824)	$(71,334)	$(106,218)	$(76,173)
Net cash from financing activities	$18,675	$4,227	$(96,658)	$(56,220)
Adjusted EBITDA(2)	$159,066	$102,416	$421,174	$263,599
Net capital expenditures(3)	$36,672	$38,390	$155,539	$97,411

(1)	Effective July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See discussion below for a more detailed description of the impact of our adoption of this policy.

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

Adjusted EBITDA to net cash from operating activities reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004)

		(As restated)		(As restated)
	(In thousands)
Net cash from operating activities (as reported on Consolidated Condensed Statements of Cash Flows)	$27,205	$50,872	$251,067	$131,718
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	26,003	24,711	76,488	94,762
Interest income	(2,009)	(823)	(5,662)	(1,802)
Change in working capital and other	107,867	27,656	99,281	38,921

Adjusted EBITDA	$159,066	$102,416	$421,174	$263,599

(3)	Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and leaseback transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Condensed Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands)
Capital expenditures (as reported on Consolidated Condensed Statements of Cash Flows)	$54,169	$39,054	$192,492	$103,372
Less: cash paid portion of capitalized interest	(444)	(318)	(1,300)	(824)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(8,610)	(432)	(13,036)	(1,211)
Change in capital expenditures accrued or unpaid	(8,443)	86	(22,617)	(3,926)

Net capital expenditures	$36,672	$38,390	$155,539	$97,411

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

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except ARPU)
ARPU (without roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$445,235	$337,152	$1,234,513	$936,646
Adjust: activation fees deferred and recognized for SAB No. 101	(444)	(913)	(1,709)	(2,937)
Add: activation fees reclassed for EITF No. 00-21(1)	6,220	3,054	14,548	8,190
Less: roaming and other revenues	(64,667)	(43,327)	(170,889)	(114,993)

Service revenue for ARPU	$386,344	$295,966	$1,076,463	$826,906

Average units (subscribers)	1,862	1,458	1,757	1,364

ARPU	$69	$68	$68	$67

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except ARPU)
ARPU (including roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations	$445,235	$337,152	$1,234,513	$936,646
Adjust: activation fees deferred and recognized for SAB No. 101	(444)	(913)	(1,709)	(2,937)
Add: activation fees reclassed for EITF No. 00-21(1)	6,220	3,054	14,548	8,190
Less: other revenues	(6,858)	(588)	(17,497)	(1,678)

Service revenue for ARPU	$444,153	$338,705	$1,229,855	$940,221

Average units (subscribers)	1,862	1,458	1,757	1,364

ARPU	$80	$77	$78	$77

(1)	Since implementation of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” each month we recognize the activation fees, handset equipment revenues and equipment costs that had been previously deferred in accordance with Staff Accounting Bulletin, or SAB, No. 101. Based on EITF Issue No. 00-21, we now recognize the activation fees that were formerly deferred and recognized as services revenues as equipment revenues.

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

	For the
	Three Months Ended
	September 30,

	2005	2004

ARPU	$69	$68
Divided by: churn	1.3%	1.4%

Lifetime revenue per subscriber (LRS)	$5,308	$4,857

      In addition, see Notes 2 and 3 above for reconciliations of Adjusted EBITDA and net capital expenditures as non-GAAP financial measures.
RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenues
      Total revenues increased 31% to $473.1 million for the three months ended September 30, 2005 as compared to $359.8 million generated in the same period in 2004. This growth in revenues was due mostly to the increase in our subscriber base. Subject to the risk and uncertainties described under “— Risk Factors” and “— Forward-Looking Statements” below, we expect our revenues to continue to increase as we add more subscribers and continue to introduce new products and data services.
      For the third quarter of 2005, our ARPU was $69, which is an increase of $1 compared to the third quarter of 2004 (or $80, including roaming revenues from Nextel, which is an increase of $3 compared to the third quarter of 2004). We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for the remainder of 2005. Subject to the risks and uncertainties described under “— Risk Factors” and “— Forward-Looking Statements” below, we expect to continue the strong growth of our data services, specifically GPS services, workforce management tools, navigation tools and wireless payment solutions. We believe growth in these services and solutions will continue to enhance our ARPU during the year.

      The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended September 30, 2005 and 2004 and our ARPU for those periods.

	For the		For the
	Three Months		Three Months
	Ended	% of	Ended	% of	2005 vs 2004
	September 30,	Consolidated	September 30,	Consolidated
	2005	Revenues	2004	Revenues	$ Change	% Change

	(Dollars in thousands, expect ARPU)
Service and roaming revenues	$445,235	94%	$337,152	94%	$108,083	32%
Equipment revenues	27,904	6%	22,676	6%	5,228	23%

Total revenues	$473,139	100%	$359,828	100%	$113,311	31%

ARPU(1)	$69		$68

(1)	See “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
      Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 32% to $445.2 million for the three months ended September 30, 2005 as compared to $337.2 million for the same period in 2004. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular voice services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for the third quarter of 2005 accounted for approximately 13% of our service revenues, which was the same percentage for the third quarter 2004. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

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

	For the
	Three Months Ended
	September 30,

	2005	2004

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$445,235	$337,152
Previously deferred activation fees recognized (SAB No. 101)	(444)	(913)
Activation fees to equipment revenues (EITF No. 00-21)	6,220	3,054

Total service revenues without SAB No. 101 and EITF No. 00-21	$451,011	$339,293

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$27,904	$22,676
Previously deferred equipment revenues recognized (SAB No. 101)	(2,567)	(4,878)
Activation fees from service revenues (EITF No. 00-21)	(6,220)	(3,054)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$19,117	$14,744

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$47,093	$36,534
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(3,011)	(5,791)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$44,082	$30,743

      Equipment revenues reported for the third quarter of 2005 were $27.9 million as compared to $22.7 million reported for the same period in 2004, representing an increase of $5.2 million. Of the $5.2 million increase from 2004 to 2005, $3.1 million was for additional activation fees recorded as equipment revenues based on EITF No. 00-21 and $4.4 million was due to growth in our subscriber base offset by $2.3 million less equipment revenues previously deferred pursuant to SAB No. 101. Our equipment revenues consist of revenues received for wireless handsets and accessories purchased by our subscribers.

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
      For the three months ended September 30, 2005, our cost of service revenues was $115.6 million as compared to $93.7 million for the same period in 2004, representing an increase of $21.9 million, or 23%. The increase in costs was partially the result of bringing on-air approximately 583 additional cell sites since September 30, 2004. In addition, several hurricanes affecting the Gulf Coast region in the three months ended

September 30, 2005 increased our costs by $4.4 million. Furthermore, our number of customers as of September 30, 2005 grew 27% since September 30, 2004, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to third quarter 2004, the average monthly minutes of use per subscriber increased by 11%, to 845 average monthly minutes of use per subscriber for the third quarter of 2005 from 758 average monthly minutes of use per subscriber for the same period in 2004. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.
      We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized. From the third quarter of 2004 to the same period in 2005, our cost of service revenues as a percentage of service revenues declined from 28% to 26%.

Cost of Equipment Revenues
      Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues for the three months ended September 30, 2005 was $47.1 million as compared to $36.5 million for the same period in 2004, an increase of $10.6 million. The increase in costs relates mostly to $13.3 million resulting from the increased volume of subscribers offset by recognizing $2.7 million less of equipment costs that were previously deferred in accordance with SAB No. 101.
      Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $25.0 million for the three months ended September 30, 2005 as compared to a loss of $16.0 million for the same period in 2004. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the
	Three Months Ended
	September 30,

	2005	2004

	(In thousands)
Equipment revenues billed	$19,117	$14,744
Cost of equipment revenues billed	(44,082)	(30,743)

Total gross subsidy for equipment	$(24,965)	$(15,999)

Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist of sales and marketing expenses and general and administrative costs as described below. For the three months ended September 30, 2005, selling, general and administrative expenses were $151.4 million compared to $127.2 million for the same period in 2004, representing an increase of $24.2 million, or 19%.
      Sales and marketing expenses for the three months ended September 30, 2005 were $56.5 million, an increase of $3.6 million, or 7%, from third quarter 2004 due to the following:

•	$3.5 million increase in commissions, commission bonuses and residuals paid to account representatives and the indirect sales channel;

•	$0.7 million increase in facility and lease costs primarily for the additional retail stores put in operation in the third quarter of 2005; offset by

•	$0.6 million decrease in advertising and media expenses, which we expect to spend in the fourth quarter.
      General and administrative costs include costs associated with customer care center operations and service and repair for customer handsets along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the three months ended September 30, 2005, general and administrative costs were $94.9 million, an increase of $20.6 million, or 28%, compared to the same period in 2004 due to the following:

•	$13.6 million increase in expenses for service and repair, billing, collection and customer retention expenses, including handset upgrades to support a larger and growing customer base; and

•	$7.0 million increase in support of our information systems, facilities and corporate expenses, including approximately $0.8 million in expenses incurred in conjunction with the put process and legal proceedings with Sprint Nextel and Nextel WIP (see our Annual Report on Form 10-K for the year ended December 31, 2004, Note 8 to the accompanying consolidated condensed financial statements, and Part II, Item 1 below for additional information).
      As we continue to grow our customer base and expand our operations, we expect our sales and marketing expenses and general and administrative costs to continue to increase. In addition, for the remainder of 2005 we expect $12 million to $15 million in additional expenses, including marketing costs that we expect to incur as the result of Nextel’s failure to allow us to use the Sprint Nextel brand, as well as merger related expenses. We are unable to estimate any future costs for 2006 at this time.

Stock-Based Compensation Expense
      For the three months ended September 30, 2005 we recorded a non-cash stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $319,000 and for the same period in 2004 we recorded a non-cash stock-based compensation credit of $22,000 due to forfeitures. We expect stock-based compensation expense to increase upon our mandatory adoption of SFAS No. 123R, which was recently deferred to January 1, 2006. See “Recently Issued Accounting Pronouncements” in the notes to consolidated condensed financial statements included elsewhere in this report for additional information regarding SFAS No. 123R.

Depreciation and Amortization Expense
      For the third quarter ended September 30, 2005, our depreciation and amortization expense was $43.8 million compared to $37.3 million for the same period in 2004, representing an increase of 17%. The $6.5 million increase in depreciation and amortization expense was due to adding approximately 583 cell sites since September 30, 2004. We also acquired furniture and equipment for the expansion of our existing customer call center in Panama City Beach, Florida, which became operational during third quarter 2004, and 54 new company-owned stores since September 30, 2004. We expect depreciation and amortization to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new company-owned stores.

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $0.1 million from $23.5 million for the three-month period ended September 30, 2004 to $23.4 million for the three-month period ended September 30, 2005.
      For the three months ended September 30, 2005, interest income was $2.0 million compared to $823,000 for the same period in 2004. The increase was due mostly to improved rates of return as well as a larger investment portfolio.

Income Tax (Provision) Benefit
      We recorded a tax benefit of $340.9 million for the three months ended September 30, 2005 compared to a tax provision of $8.1 million for income taxes for the three months ended September 30, 2004. The change from a provision for income taxes to an income tax benefit is related to the release of a significant portion of our valuation allowance on our federal and certain state deferred tax assets. The majority of these federal and state deferred tax assets are related to net operating loss carryforwards which now are more likely than not to be realized. See “Income Taxes” in the notes to consolidated condensed financial statements included elsewhere in this report for additional information. With the release of a significant portion of the valuation allowance we will begin to record income tax expense at the estimated annual federal and state effective tax rate of 40.1%. Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates primarily because of state taxes. We do not expect to pay cash taxes, other than the required AMT and state tax payments, until the net operating loss and tax credits have been fully utilized.
      For the three months ended September 30, 2005, there was $37.6 million of tax expense recorded related to operations and $378.5 million of net tax benefit related to the release of the valuation allowance and catch-up of tax expense related to first and second quarter operations.

Net Income Attributable to Common Stockholders
      For the three months ended September 30, 2005, we had net income attributable to common stockholders of approximately $434.5 million compared to $34.4 million for the same period in 2004, representing an improvement of $400.1 million. The three months ended September 30, 2005 included a tax benefit related to the release of the valuation allowance of $378.5 million. We expect to continue generating positive net income for the remainder of 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues
      Total revenues increased 31% to $1,312.0 million for the nine months ended September 30, 2005 as compared to $1,002.6 million generated in the same period in 2004. This growth in revenues was due mostly to the increase in our subscriber base. For the nine months ended September 30, 2005, our ARPU was $68, which is a $1 increase over the same period in 2004 (or $78, including roaming revenues from Nextel, which is an increase of $1 compared to the nine months ended September 30, 2004).
      The following table illustrates service and equipment revenues as a percentage of total revenues for the nine months ended September 30, 2005 and 2004 and our ARPU for those periods.

	For the		For the
	Nine Months		Nine Months
	Ended	% of	Ended	% of	2005 vs 2004
	September 30,	Consolidated	September 30,	Consolidated
	2005	Revenues	2004	Revenues	$ Change	% Change

	(Dollars in thousands, expect ARPU)
Service and roaming revenues	$1,234,513	94%	$936,646	93%	$297,867	32%
Equipment revenues	77,532	6%	65,954	7%	11,578	18%

Total revenues	$1,312,045	100%	$1,002,600	100%	$309,445	31%

ARPU(1)	$68		$67

(1)	See “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
      Service revenues increased 32% to $1,234.50 million for the nine months ended September 30, 2005 as compared to $936.6 million for the same period in 2004. Roaming revenues for the nine months ended

September 30, 2005 accounted for approximately 12% of our service revenues, which was the same percentage for the same period in 2004.
      The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101.

	For the
	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$1,234,513	$936,646
Previously deferred activation fees recognized (SAB No. 101)	(1,709)	(2,937)
Activation fees to equipment revenues (EITF No. 00-21)	14,548	8,190

Total service revenues without SAB No. 101 and EITF No. 00-21	$1,247,352	$941,899

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$77,532	$65,954
Previously deferred equipment revenues recognized (SAB No. 101)	(9,526)	(15,858)
Activation fees from service revenues (EITF No. 00-21)	(14,548)	(8,190)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$53,458	$41,906

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$138,007	$114,358
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(11,235)	(18,795)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$126,772	$95,563

      Equipment revenues reported for the nine months ended September 30, 2005 were $77.5 million as compared to $66.0 million reported for the same period in 2004, representing an increase of $11.5 million. Of the $11.5 million increase from 2004 to 2005, $6.3 million was for additional activation fees recorded as equipment revenues based on EITF No. 00-21 and $11.5 million was due to growth in our subscriber base offset by $6.3 million less equipment revenues previously deferred pursuant to SAB No. 101.

Cost of Service Revenues
      For the nine months ended September 30, 2005, our cost of service revenues was $318.1 million as compared to $266.3 million for the same period in 2004, representing an increase of $51.8 million, or 19%. The increase in costs was partially the result of bringing on-air approximately 583 additional cell sites since September 30, 2004. In addition, several hurricanes affecting the Gulf Coast region in the nine months ended September 30, 2005 increased our costs by $4.4 million. Furthermore, our number of customers as of September 30, 2005 grew 27% since September 30, 2004, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to the first nine months of 2004, the average monthly minutes of use per subscriber increased by 11%, to 822 average monthly minutes of use per subscriber for the first nine months of 2005 from 739 average monthly minutes of use per subscriber for the same period in 2004. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network. From the nine months ended September 30, 2004 to the same period in 2005, our cost of service revenues as a percentage of service revenues declined from 28% to 26%.

Cost of Equipment Revenues
      Our cost of equipment revenues for the nine months ended September 30, 2005 was $138.0 million as compared to $114.4 million for the same period in 2004, an increase of $23.6 million. The increase in costs relates mostly to $31.2 million from the increased volume of subscribers offset by recognizing $7.6 million less of equipment costs that were previously deferred in accordance with SAB No. 101.
      The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $73.3 million for the nine months ended September 30, 2005 as compared to a loss of $53.7 million for the same period in 2004.

	For the
	Nine Months Ended
	September 30,

	2005	2004

	(In thousands)
Equipment revenues billed	$53,458	$41,906
Cost of equipment revenues billed	(126,772)	(95,563)

Total gross subsidy for equipment	$(73,314)	$(53,657)

Selling, General and Administrative Expenses
      For the nine months ended September 30, 2005, selling, general and administrative expenses were $434.8 million compared to $358.4 million for the same period in 2004, representing an increase of $76.4 million, or 21%. The increase was due to implementing sales and marketing activities, including increasing commissions, to grow our customer base and operating costs for 54 additional company-owned stores opened since September 30, 2004, along with billing, collections, customer retention, customer care and service and repair costs to support a larger and growing customer base. In addition, expenses for the nine months ended September 30, 2005 included approximately $2.0 million in costs incurred in conjunction with the put process and legal proceedings with Nextel and Nextel WIP (see our Annual Report on Form 10-K for the year ended December 31, 2004, Note 8 to the accompanying consolidated condensed financial statements, and Part II, Item 1 below for additional information).

Stock-Based Compensation Expense
      For the nine months ended September 30, 2005 and 2004 we recorded a non-cash stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $567,000 and $532,000, respectively.

Depreciation and Amortization Expense
      For the nine months ended September 30, 2005, our depreciation and amortization expense was $126.0 million compared to $110.5 million for the same period in 2004, representing an increase of 14%. The $15.5 million increase was due to adding approximately 583 cell sites since September 30, 2004, along with furniture and equipment for the expansion of our existing customer call center in Panama City Beach, Florida and new company-owned stores.

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $8.1 million, or 11%, from $81.7 million for the nine-month period ended September 30, 2004 to $73.6 million for the nine-month period ended September 30, 2005. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 14% senior discount notes due 2009 and 11% senior notes due 2010 and the refinance of our credit facility. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of approximately $1.1 million and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively.

      For the nine months ended September 30, 2005, interest income was $5.7 million compared to $1.8 million for the same period in 2004. The increase was due mostly to improved rates of return as well as a larger investment portfolio.

Loss on Early Retirement of Debt
      For the nine months ended September 30, 2005, we recorded approximately $824,000 in loss on early retirement of debt representing approximately a $64,000 premium paid to repurchase for cash our remaining 11% senior notes due 2010 and write-off of approximately $760,000 of deferred financing costs for the 11% senior notes due 2010 and the tranche C term loan of the credit facility that was refinanced in May 2005. For the nine months ended September 30, 2004, we recorded a $55.0 million loss on early retirement of debt representing a $45.2 million premium paid to repurchase for cash our 11% senior notes due 2010 and $9.8 million for write-off of deferred financing costs for the 14% senior discount notes due 2009, the 11% senior notes due 2010 and the tranche B term loan of the credit facility that was refinanced in May 2004.

Income Tax (Provision) Benefit
      We recorded a tax benefit of $337.1 million for the nine months ended September 30, 2005 compared to a tax provision of $0.2 million for income taxes for the nine months ended September 30, 2004. The change from a provision for income taxes to an income tax benefit is related to the release of a significant portion of our valuation allowance on our federal and certain state deferred tax assets. The majority of these federal and state deferred tax assets are related to net operating loss carryforwards which now are more likely than not to be realized. See “Income Taxes” in the notes to consolidated condensed financial statements included elsewhere in this report for additional information. With the release of a significant portion of the valuation allowance we will begin to record income tax expense at the estimated annual federal and state effective tax rate but we do not expect to pay cash taxes, other than the required AMT and state tax payments, until the net operating loss and tax credits have been fully utilized.
      For the nine months ended September 30, 2005, there was $41.4 million of tax expense recorded related to operations and $378.5 million of net tax benefit related to the release of the valuation allowance and catch-up of tax expense related to first and second quarter operations.

Net Income Attributable to Common Stockholders
      For the nine months ended September 30, 2005, we had net income attributable to common stockholders of approximately $562.9 million compared to $17.4 million for the same period in 2004, representing an improvement of $545.5 million. The $562.9 million net income included a tax benefit related to the release of the valuation allowance of $378.5 million and loss on early retirement of debt of $0.8 million. The $17.4 million net income for the nine months ended September 30, 2004 included a $55.0 million loss on early retirement of debt.
Liquidity and Capital Resources
      As of September 30, 2005, our cash and cash equivalents and short-term investments balance was approximately $225.1 million, a decrease of $39.5 million compared to the balance of $264.6 million as of December 31, 2004 and a decrease of $12.2 million compared to the balance of $237.3 million as of September 30, 2004. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $325.1 million as of September 30, 2005. The $39.5 million decrease in our liquidity position from December 31, 2004 was, in part, a result of reducing our short-term investments, additional capital spending and debt repayments offset by positive cash from operating activities, stock options exercised and proceeds from sale lease-back transactions.

Statement of Cash Flows Discussion

	For the
	Nine Months Ended
	September 30,

	2005	2004	$ Change	% Change

	(Dollars in thousands)
Net cash from operating activities	$251,067	$131,718	$119,349	91%
Net cash from investing activities	$(106,218)	$(76,173)	$(30,045)	39%
Net cash from financing activities	$(96,658)	$(56,220)	$(40,438)	72%
      For the nine months ended September 30, 2005, we generated $251.1 million in cash from operating activities as compared to $131.7 million in cash for the same period in 2004. The $119.4 million increase in funds from operating activities was due to the following:

•	a $165.3 million increase in income generated from operating activities, excluding changes in current assets and liabilities; and

•	a $13.9 million increase in accounts payable and other current liabilities and advances to Nextel WIP due to the timing of payments; offset by

•	a $33.4 million increase in our on-hand subscriber equipment inventory and other current assets; and

•	a $26.4 million increase in our accounts receivable balance from customers due to the growth in number of subscribers.
      Net cash used from investing activities for the nine months ended September 30, 2005 was $106.2 million compared to $76.2 million for the same period in 2004. The $30.0 million increase in net cash used from investing activities was primarily due to:

•	a $89.1 million increase in capital expenditures; offset by

•	a $1.4 million decrease in FCC licenses acquired and other investing activities; and

•	a $310.7 million decrease in purchases of short-term investments offset by a $253.0 million decrease in cash proceeds from the sale and maturities of short-term investments.
      Net cash used from financing activities for the nine months ended September 30, 2005 totaled $96.7 million compared to $56.2 million used in the same period in 2004. The $40.5 million increase in net cash used from financing activities was due to:

•	a $499.0 million decrease in proceeds from refinancing the credit facility and issuing $25.0 million of 8 1/8% senior notes due 2011 in May 2004; offset by

•	a $32.5 million increase in proceeds from stock options exercised and employee purchases of stock;

•	a $11.8 million increase in proceeds from sale lease-back transactions;

•	a $412.0 million increase from cash used in 2004 for redemption of the remainder of our outstanding 14% senior discount notes due 2009 and repurchase for cash in open-market purchases of our 11% senior notes due 2010; and

•	a $2.2 million decrease in debt and equity issuance costs and other financing activities.

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
      The following table provides details regarding our contractual obligations subsequent to September 30, 2005:

	Payments Due by Period

	Remainder
Contractual Obligations	of 2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Long-term debt	$146,250	$—	$4,125	$305,455	$5,500	$1,009,875	$1,471,205
Interest on long-term debt(1)	18,593	73,735	75,129	76,253	72,172	148,685	464,567
Operating leases	25,263	93,292	79,189	67,960	56,975	76,300	398,979
Capital lease obligations(2)	1,307	5,227	5,227	5,227	5,227	—	22,215
Purchase obligations(3)	500	292	—	—	—	—	792

Total contractual obligations	$191,913	$172,546	$163,670	$454,895	$139,874	$1,234,860	$2,357,758

(1)	Includes interest on swaps of approximately ($389,000) and ($714,000) for the remainder of 2005 and 2006, respectively. These amounts include estimated payments based on management’s expectation as to future interest rates.

(2)	Includes interest.

(3)	Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004 for amounts paid to Motorola.

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
      On September 16, 2005 we initiated redemption of the outstanding 12 1/2% senior discount notes due 2009, representing approximately $146.3 million aggregate principal amount at maturity, for a total redemption price of approximately $164.5 million, including interest and premium. We will use available cash to fund the redemption, which will be consummated on November 15, 2005. Upon completion of the redemption, the notes will be paid in full.
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
      During the three months ended September 30, 2005, we did not make any material changes in or to our critical accounting policies except for the addition of the income tax valuation allowance policy detailed below.

Income Taxes Valuation Allowance
      We maintain a valuation allowance that includes reserves against certain of our deferred tax asset amounts in instances where we determine that it is more likely than not that a tax benefit will not be realized. Our valuation allowance has historically included reserves primarily for the tax benefit of net operating loss carryforwards. Prior to September 30, 2005, we had recorded a full reserve against the tax benefits relating to our net operating loss carryfowards because, at that time, we did not have a sufficient history of taxable income to conclude that it was more likely than not that we would be able to realize the tax benefits of the net operating loss carryforwards. Accordingly, we recorded in our consolidated statement of operations only a small provision for income taxes, as our net operating loss carryfowards resulting from losses generated in prior years offset virtually all of the taxes that we would have otherwise incurred.
      Based on our cumulative operating results through September 30, 2005 and an assessment of our expected future operations, we concluded as of September 30, 2005 that it was more likely than not that we would be able to realize the tax benefits of our net operating loss carryforwards. Therefore, we decreased the valuation allowance attributable to our net operating loss carryforwards as a credit to tax expense in the third quarter of 2005.
      Significant changes in our assessment of the future realization of our deferred tax assets would require us to reconsider the need for a valuation allowance associated with the deferred tax assets in amounts that could be material. The valuation allowance balance as of September 30, 2005 of approximately $10.5 million is comprised primarily of the tax effect of state net operating losses incurred in prior years for which an allowance is still required.
Recently Issued Accounting Pronouncements
      See “Note 3 — Significant Accounting Policies” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of recently issued accounting pronouncements.
Related Party Transactions
      See “Note 9 — Related Party Transactions” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of our related party transactions.

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
      Since the launch of our company in 1999, our principal business focus has been to provide our customers, through our affiliation with Nextel, with seamless nationwide coverage on the entire Nextel Digital Wireless Network under the Nextel brand and utilizing the Nextel iDEN technology. With the closing of the Sprint-Nextel merger, Nextel may alter its business focus and may have conflicts of interest with us that would not exist in the absence of the merger.
      In this regard, Sprint Nextel and Nextel have already disclosed plans that we believe breach our joint venture agreements with Nextel and Nextel WIP. As described under Note 8 to the accompanying consolidated condensed financial statements and Part II, Item 1 below, we have commenced legal proceedings against Nextel and Nextel WIP in connection with these plans. While denying our request for a preliminary injunction to prevent Nextel’s use of the new Sprint Nextel brand, the arbitration panel in these proceedings found that we were likely to prevail on our claim that the use of the new Sprint Nextel brand by Nextel’s operating subsidiaries, without making the new brand available to us, violates the non-discrimination provisions of the joint venture agreement.
      We cannot predict the timing or the outcome of any future proceedings. These developments create substantial uncertainty for our company and are outside our control. We cannot predict the effect on our company of these changes or the timing of any potential impact. We cannot assure you that these developments will not have a material adverse impact on our business.
      In addition, the put process and the related provisions of our charter are complex and are subject to differing interpretations. Nextel disagrees with us on several important issues and has commenced litigation in connection therewith that also seeks delay. While we believe our interpretations are correct, there is no assurance that our views will prevail.
FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Such risks and uncertainties include risks relating to the Sprint-Nextel merger. With the closing of that merger, Nextel may alter its business focus and may have conflicts of interest with us that would not exist in the absence of the merger. We cannot predict the effect on our company of changes resulting from the merger or the timing of any potential impact, which may be materially adverse. Because of the substantial uncertainty around these developments and the fact that they are outside our control, none of the forward-looking statements herein gives effect to any potential impact of these events. Sprint Nextel and Nextel have already disclosed plans that we believe are in violation of the joint venture agreements between us and Nextel. We have commenced legal proceedings against Nextel in connection with these plans. While an arbitration panel in these proceedings denied our request for a preliminary injunction to prevent Nextel’s use of the new Sprint Nextel brand, the panel found that Nextel Partners was likely to prevail on the claim that the use of the new Sprint Nextel brand by Nextel’s operating subsidiaries, without making the new brand available to us, violates the non-discrimination provisions of the joint venture agreement. We cannot predict the timing or the outcome of any future proceedings. Forward-looking statements contained herein assume that Nextel, and the combined Sprint Nextel, fully comply with their obligations to us under these agreements in the future.
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
      As of September 30, 2005, we had 12 1/2% senior notes due 2009, 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.
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
      For the three months ended September 30, 2004, we recorded non-cash, non-operating gains of approximately $654,000, and for the nine months ended September 30, 2005 and 2004, we recorded approximately $1.1 million and $2.8 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.
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
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at September 30, 2005 was included in other current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at September 30, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during the quarter or year-to-date.
      A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of September 30, 2005 follows:

	Remainder
	of 2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt obligations:
Fixed-rate debt	$146,250	$—	$—	$299,955	$—	$475,000	$921,205	$1,491,821
Average interest rate	6.2%	5.6%	5.6%	5.8%	8.1%	8.1%	6.5%
Variable-rate debt(1)	$—	$—	$4,125	$5,500	$5,500	$534,875	$550,000	$550,000
Average interest rate	(LIBOR + 1.5%)

(1)	As of September 30, 2005, variable-rate debt consisted of our bank credit facility. The bank credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margin. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of September 30, 2005, the average interest rate on the tranche D term loan was 5.37%.
      Aggregate notional amounts associated with interest rate swaps in place as of September 30, 2005 were as follows (listed by maturity date):

	Remainder							Fair Value	Fair Value
	of 2005	2006	2007	2008	2009	Thereafter	Total	Asset	Liability

	(Dollars in thousands)
Interest rate swaps:
Notional amount(1)	$—	$200,000	$—	$—	$—	$—	$200,000	$1,776	$—
Weighted-average fixed rate payable(2)	3.2%	3.6%	—	—	—	—
Weighted-average fixed rate receivable(3)	—	—	—	—	—	—

(1)	Includes notional amounts of $200.0 million that will expire in August 2006.

(2)	Represents the weighted-average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

(3)	The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of September 30, 2005, the interest rate on the tranche D term loan was 5.37%.

Item 4.	Controls and Procedures
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
      There has been no change in our internal control over financial reporting during our third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The settlement fairness hearing has been set for April 26, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.
      On June 8, 2001, a purported class action lawsuit was filed in the State Court of Fulton County, State of Georgia by Reidy Gimpelson against us and several other wireless carriers and manufacturers of wireless telephones. The lawsuit is captioned Riedy Gimpelson vs. Nokia, Inc., et al, Civil Action No. 2001-CV-3893. The complaint alleges that the defendants, among other things, manufactured and distributed wireless telephones that cause adverse health effects. The plaintiffs seek compensatory damages, reimbursement for certain costs including reasonable legal fees, punitive damages and injunctive relief. The defendants timely removed the case to Federal court and this case and related cases were consolidated in the United States District Court for the District of Maryland. The district court denied plaintiffs’ motion to remand the consolidated cases back to their respective state courts, and, on March 5, 2003, the district court granted the defendants’ consolidated motion to dismiss the plaintiffs’ claims. The plaintiffs appealed the district court’s remand and dismissal decisions to the United States Court of Appeals for the Fourth Circuit. On March 16, 2005, the United States Court of Appeals for the Fourth Circuit reversed the district court’s remand and dismissal decisions. The Fourth Circuit’s Order remanded the Gimpelson case to the State Court of Fulton County, State of Georgia. On or about April 16, 2005, the Fourth Circuit denied a motion to reconsider its March 16, 2005 decision. Certain of the defendants petitioned for certiorari to the United States Supreme Court. On October 31, 2005, the United States Supreme Court denied the certiorari petition without opinion. We dispute the allegations in the complaint, will vigorously defend against the action in whatever forum it is litigated, and intend to seek indemnification from the manufacturers of the wireless telephones if necessary.
      On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. On October 9, 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. On April 20, 2004, the court approved the settlement. On May 27, 2004, various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit. On February 1, 2005, the appellate court affirmed the settlement. On February 15, 2005, one of the objectors petitioned for a rehearing. On March 11, 2005, the Eighth Circuit denied the petition for rehearing and rehearing en banc. On March 17, 2005, one of the objectors filed a motion to stay the mandate for 90 days. The Eighth Circuit denied that motion on April 1, 2005. On June 2, 2005, that objector filed with the United States Supreme Court a petition for writ of certiorari. On October 3, 2005, the Supreme Court denied the objector’s writ of certiorari, which constitutes a “final order” resolving all appeals in these cost recovery fee cases. Accordingly, in accordance with the terms of the settlement, we will begin distributing settlement benefits within 90 days from October 3, 2005. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
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
      On July 5, 2005, we delivered a Notice Invoking Alternate Dispute Resolution Process to Nextel and Nextel WIP under the joint venture agreement dated January 29, 1999 among us, OPCO and Nextel WIP. In the Notice, we asserted that certain elements of the merger integration process involving Nextel and Sprint violate several of Nextel’s and Nextel WIP’s obligations under the joint venture agreement and related agreements, including, without limitation, the following:

•	The changes that Nextel and Sprint have announced they are planning to make with respect to branding after the close of the Sprint-Nextel merger would violate the joint venture agreement if we cannot use the same brand identity that Nextel will use after the merger, i.e., the Sprint brand.

•	Other operational changes that we believe Nextel and Sprint plan to implement after the Sprint-Nextel merger (including, without limitation, changes with respect to marketing and national accounts) would violate the joint venture agreement.

•	The operations of the combined Sprint-Nextel could violate our exclusivity rights under the joint venture agreement.

•	Nextel and Nextel WIP have not complied with their obligation to permit us to participate in and contribute to discussions regarding branding and a variety of other operational matters.
      The parties have since agreed that the dispute will be resolved by arbitration. A three-member arbitration panel has been selected, and proceedings are underway. We have asked the arbitration panel for a preliminary injunction restraining Nextel and Nextel WIP from taking actions that would violate our rights under the joint venture agreement. The panel held a hearing on August 25, 2005 with respect to our request for a preliminary injunction.
      On September 2, 2005, the arbitration panel issued a ruling denying the request for a preliminary injunction, but finding that we were likely to prevail on our claim that the use of the new Sprint-Nextel brand by Nextel’s operating subsidiaries, without making the new brand available to us, violates the non-discrimination provisions of the joint venture agreement. With respect to our remaining claims, the panel reserved these matters “for future ruling if necessary.”
      We intend to continue to pursue the claims set forth in our arbitration demand and to seek monetary damages and other relief, as the arbitration panel find appropriate, for Nextel’s and Nextel WIP’s breaches of their contractual obligations. We cannot predict the timing of any further proceedings.
      On October 7, 2005, Nextel and Nextel WIP filed a lawsuit against us in Delaware Chancery Court. The lawsuit is captioned Nextel Communications, Inc. and Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1704-N. The lawsuit seeks to prohibit us from disclosing to our public shareholders the valuation reports of the first two appraisers to be appointed under our put process. The suit also seeks to require us to provide Nextel and its appraiser with certain financial information, and asks the court to concur with certain positions that Nextel has previously taken with respect to the definition of fair market value under our charter. On October 18, 2005, Nextel WIP filed a second lawsuit against us in Delaware Chancery Court, seeking certain information pursuant to Section 220 of the Delaware General Corporation Law. The lawsuit is captioned Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1722-N. We believe both lawsuits are without merit.
      On October 19, 2005, we filed an answer and counterclaims in the first lawsuit in Delaware Chancery Court, which we amended on October 25, 2005. In our counterclaims, we have asked the court to order that the parties comply with the put process time frames required by our charter and to require Nextel to provide us and our appraiser with certain information. We have also asked the court to require full disclosure of the first two appraisers’ reports to our Class A common stockholders as required by our charter. As an alternative to selecting the third appraiser only after completion of the appraisals by the first two, we have asked the court to order the parties to conduct an appraisal process whereby the third appraiser would do its valuation work concurrently with the first two. We have asked that the third appraiser be selected now and be required to agree, as a condition of its retention, that it will not solicit or accept investment banking business from Sprint Nextel or any of its subsidiaries for a period of three years after it delivers its valuation. We have also asked the court to concur with our views of the definition of fair market value under our charter. The parties are presently in discovery, and the court has granted Donald Fragnoli, the plaintiff in Donald v. Nextel WIP., et al, Civil Action No. 955-N, a limited right to participate in that discovery. A two-day trial is scheduled to begin on November 17, 2005.
      Sprint Nextel, on behalf of Nextel and Nextel WIP, has also delivered to us a Notice Invoking Alternative Resolution Process under our joint venture agreement challenging certain fees that we charge national account customers. We believe the claims set forth in this Notice are without merit.
      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business, financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      As compensation for services to be rendered as the chairman to our ad hoc Litigation Committee, on July 21, 2005, we issued 2,500 restricted shares of Class A common stock to Arthur W. Harrigan, Jr., one of our directors, which shares vest in three annual installments beginning July 21, 2006. These shares were issued pursuant to and are subject to our restricted stock plan. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and the rules promulgated thereunder.

Item 4.	Submission of Matters to a Vote of Security Holders
      On September 22, 2005 we sent notice to our Class A common stockholders of a special meeting that was held on October 24, 2005 in Bellevue, Washington. Only holders of record of our Class A common stock on the record date of September 9, 2005 were entitled to vote at the special meeting. Each holder of record of Class A common stock at the close of business on the record date was entitled to one vote per share on each matter voted upon by the stockholders at the special meeting.
      A proposal on whether to exercise the put right, as defined in our restated certificate of incorporation, was approved and received the following votes:

Votes

For	158,199,276
Against	57,691
Abstain	99,286
Broker Non-votes	27,379,260
      Because the proposal to exercise the put right was approved, a separate proposal on whether to adjourn the special meeting until a date no later than February 8, 2007, was not considered.

Item 5.	Other Information
      On July 21, 2005, the board of directors established an ad hoc Litigation Committee comprised of Arthur W. Harrigan, Jr. and Caroline Rapking that will be chaired by Arthur W. Harrigan, Jr.
      In addition, on July 21, 2005 the Compensation Committee of our board of directors approved an amendment to the vesting schedule in the restricted stock purchase agreement for Barry Rowan. A copy of the amended and restated restricted stock purchase agreement is being filed as an exhibit to this Quarterly Report on Form 10-Q.

      On September 16, 2005 we initiated redemption of the outstanding 12 1/2% senior discount notes due 2009, representing approximately $146.3 million aggregate principal amount at maturity, for a total redemption price of approximately $164.5 million, including interest and premium. We will use available cash to fund the redemption, which will be consummated on November 15, 2005. Upon completion of the redemption, the notes will be paid in full.

Item 6.	Exhibits
      (a) List of Exhibits.

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).

3	.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc. (incorporated by reference to Exhibit 3.1(a) to Quarterly Report on Form 10-Q filed August 9, 2004).

3.2		Amended and Restated Bylaws, effective of June 3, 2004 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K filed March 16, 2005).

10	.20(a)^	Amended and Restated Restricted Stock Purchase Agreement dated May 9, 2005 by and between Nextel Partners, Inc. and Barry Rowan.

31.1		Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2		Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1		Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18. U.S.C. Section 1350.

32.2		Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

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
Date: November 9, 2005