Form 10-K
period 2005-12-31
NEXTEL PARTNERS INC
filed 2006-03-15
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Class A Common Stock, $0.001 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐.
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑.
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☑          Accelerated filer     ☐          Non-accelerated filer     ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑.
      Based on the closing sales price on June 30, 2005, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,143,558,871.
      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on February 28, 2006

Class A Common Stock	208,764,059 shares
Class B Common Stock	84,632,604 shares
DOCUMENTS INCORPORATED BY REFERENCE:
      None.

NEXTEL PARTNERS, INC.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	28
Item 1B.	Unresolved Staff Comments	40
Item 2.	Properties	40
Item 3.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	43

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
Item 6.	Selected Financial Data	45
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	50
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	72
Item 8.	Financial Statements and Supplementary Data	75
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	113

PART III
Item 10.	Directors and Executive Officers of the Registrant	113
Item 11.	Executive Compensation	119
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	132
Item 13.	Certain Relationships and Related Transactions	135
Item 14.	Principal Accounting Fees and Services	138

PART IV
Item 15.	Exhibits, Financial Statement Schedules	141
Signatures		142
EXHIBIT 10.14(A)
EXHIBIT 10.21(A)
EXHIBIT 10.66(A)
EXHIBIT 10.75(A)
EXHIBIT 10.80(a)
EXHIBIT 10.80(b)
EXHIBIT 10.82
Exhbit 10.84(a)
Exhibit 10.85(a)
EXHIBIT 10.86
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1.	Business
      As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Nextel Partners, Inc., “Sprint Nextel” refers to Sprint Nextel Communications, Inc. (and/or, where appropriate, its subsidiaries including “Nextel,” referring to Nextel Communications, Inc.) and “Nextel WIP” refers to Nextel WIP Corp., an indirect wholly owned subsidiary of Sprint Nextel.
      On August 12, 2005, Nextel merged with Sprint Corporation. The merger constituted a Nextel sale pursuant to our charter and on October 24, 2005, our Class A common stockholders voted to exercise the put right set forth in our charter, to require Nextel WIP to purchase all of our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The transaction is subject to the customary regulatory approvals, including review by the Federal Communications Commission (“FCC”) and review under the Hart-Scott-Rodino Antitrust Improvements Act (“Hart-Scott-Rodino Act”), and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock. This Annual Report on Form 10-K relates only to Nextel Partners, Inc. and its subsidiaries prior to the consummation of the transaction.
Overview
      We provide fully integrated, wireless digital communications services using the Nextel® brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include International and Nationwide Direct Connectsm, digital cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization’s internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where approximately 54 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the iDEN digital mobile network constructed by Nextel and operated by Sprint Nextel (the “Nextel Digital Wireless Network”) in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 57 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 297 of the top 300 metropolitan statistical areas in the United States. As of December 31, 2005, our portion of the Nextel Digital Wireless Network covered approximately 42 million Pops and we had approximately 2,017,700 digital handsets in service in our markets.
      Our relationship with Nextel was created to accelerate the build-out and expand the reach of the Nextel Digital Wireless Network. In January 1999, we entered into a joint venture agreement with Nextel WIP, pursuant to which Nextel, through Nextel WIP, contributed to us cash and licenses for wireless frequencies and granted us the exclusive right to use the Nextel brand name in exchange for ownership in us and our commitment to build out our compatible digital wireless network in selected markets and corridors, in most cases adjacent to operating Nextel markets. As of December 31, 2005, Nextel WIP owned 29.7% of our outstanding common stock and was our largest stockholder. By the end of 2002, we had successfully built all of the markets we were initially required to build under our 1999 agreement with Nextel. Since 1999 we have exercised options to expand our network into additional markets. By June 2003, we had completed the construction of all of these additional markets. Through our affiliation with Nextel, our customers have seamless nationwide coverage on the entire Nextel Digital Wireless Network.

      We offer a package of wireless voice and data services under the Nextel brand name. We currently offer the following four services, which are fully integrated and accessible through a single wireless handset:

•	digital cellular voice, including advanced calling features such as speakerphone, conference calling, voicemail, call forwarding and additional line service;

•	Direct Connect® service, the digital walkie-talkie service that allows customers to instantly connect with business associates, family and friends without placing a phone call;

•	short messaging, the service that utilizes the Internet to keep customers connected to clients, colleagues and family with text, numeric and two-way messaging; and

•	Nextel Online® services, which provide customers with Internet-ready handsets access to the World Wide Web and an organization’s internal database, as well as web-based applications such as e-mail, address books, calendars and advanced Javatm enabled business applications.
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
Strategic Alliance with Nextel
      Our affiliation with Nextel is an integral part of our business strategy. Under our agreements with Nextel WIP, which are described in more detail below, we enjoy numerous important benefits, including:

•	Nextel Brand and Differentiated Marketing Programs. We have the exclusive right to build, operate and provide fully integrated digital wireless communication services using the integrated Digital Enhanced Network, or iDEN, platform developed by Motorola, Inc. (“Motorola”) and the Nextel brand name in all of our markets.

•	Integrated Nationwide Network. Our network is operationally seamless with Sprint Nextel’s iDEN network, enabling our respective customers to utilize the same voice and data services when operating on either company’s iDEN network.

•	Exclusive Roaming Arrangement. We have the exclusive right to provide wireless communication services to Sprint Nextel’s iDEN customers who roam into our markets. Pursuant to our operating agreements with Nextel WIP, Sprint Nextel’s iDEN subscribers generate revenue for us when they roam into our markets, and we pay Sprint Nextel when our subscribers roam into its markets. For the year ended December 31, 2005, we earned $211.6 million in roaming revenues from Sprint Nextel customers who utilized our portion of the Nextel Digital Wireless Network.

•	Coordinated Infrastructure Development. In exchange for a fee, based on Sprint Nextel’s cost to provide the service, we have the right to utilize portions of Sprint Nextel’s iDEN network infrastructure, including certain switching facilities and network monitoring systems, until our customer volume makes it advantageous for us to build our own. The operating agreements with Nextel WIP also provide us access to technology improvements resulting from Sprint Nextel’s research and development.

•	Supplier Relationships. Sprint Nextel assists us in obtaining substantially the same terms it receives from suppliers of equipment and services. We also have the ability to develop our own relationships with suppliers of our choice.

•	National Accounts. Numerous offices and branches of legacy Nextel’s national accounts have become our customers when we have launched service in their area.

•	International Roaming. We have the ability to either operate under Nextel’s international roaming agreements or, under certain circumstances, to require Nextel WIP to provide us with comparable international roaming capabilities under its agreements with international carriers. Accordingly, our customers are able to travel worldwide and still receive the benefits of their Sprint Nextel iDEN-

based service. For example, in coordination with Sprint Nextel, our customers have the ability to roam in the Mexico market area where NII Holdings, Inc. offers iDEN-based services and also in the Canadian market areas where TELUS offers iDEN-based services. Furthermore, by using the Motorola i920 and i930 handsets, dual mode handsets that operate on both the iDEN technology and the GSM 900 MHz standard, our customers receive digital roaming services on iDEN 800 MHz and GSM 900 MHz networks in over 80 countries.

      On August 12, 2005, Nextel merged with Sprint Corporation. The merger constituted a Nextel sale pursuant to our charter, and on October 24, 2005, our Class A common stockholders voted to exercise the put right set forth in our charter to require Nextel WIP to purchase all our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The put price was determined after the two appraisers appointed pursuant to our charter, Morgan Stanley and Lazard, issued their reports that determined fair market value as defined in our charter. On February 6, 2006 the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock.
      In addition, on January 24, 2006, Nextel Partners and Sprint Nextel filed a series of applications requesting FCC consent, pursuant to section 310(d) of the Communications Act of 1934, as amended, to the transfer of control of Nextel Partners to Nextel WIP. Nextel Partners and Sprint Nextel filed a series of minor amendments to these applications on February 2, 2006.
      The wireless licenses held by Nextel Partners include approximately 6,500 Economic Area (“EA”) licenses and site-based licenses in the 800 MHz Specialized Mobile Radio (“SMR”) service, one Metropolitan Trading Area (“MTA”) license in the 900 MHz SMR service, and 21 common carrier fixed point-to-point microwave licenses, and an international 214 authorization.
      It is our belief that the transfer of control is consistent with the FCC’s rules and policies and will further the public interest. We believe the proposed transaction will yield incremental efficiencies and benefits, such as increased coverage and improved service quality, a more cost-effective migration path to new technologies, elimination of redundant administrative and back-office systems, and reduced reliance on outside networks for backhaul operations. We believe these benefits will promote competition in the CMRS marketplace and foster competition between the wireless and wireline industries, particularly in the small and medium-sized markets where Nextel Partners primarily operates. The proposed transfer should also facilitate 800 MHz band reconfiguration in the markets currently served by Nextel Partners.
      FCC approval of the transfer of control application represents the final regulatory approval needed to complete the transaction.
      You may find more information about the put right, including the definition of fair market value and the procedures pursuant to which fair market value was determined, in our charter, the December 20, 2005 agreement between us and Sprint Nextel, and the valuation letters from the two appraisers. These documents are available on our website at www.nextelpartners.com in the investor relations section, at the “select corporate documents” link.
Business Strategy
      Our mission is to provide high quality, integrated wireless service that maximizes customer and investor value. To achieve this mission, we strive to build a corporate culture around five guiding principles:

•	Strive for 100% partner satisfaction.

•	Strive for 100% customer satisfaction.

•	Achieve targeted revenue growth with a low cost structure.

•	Achieve win-win results through the power of teamwork.

•	Work smart while remaining humble.
      Our mission statement and guiding principles serve as the bedrock for all of our business strategies. In addition to our relationship with Sprint Nextel, we believe the following elements of our business strategy will distinguish our wireless service offerings from those of our competitors and will enable us to compete successfully:
      Provide Differentiated Package of Wireless Services. Along with Sprint Nextel, we offer fully integrated, wireless communications services — International and Nationwide Direct Connect, digital cellular voice, short messaging and Nextel Online — all in a single wireless device with no roaming charges nationwide. We believe this “four-in-one” offering is particularly attractive to business users. We further believe that for customers who desire multiple wireless services, the convenience of combining multiple wireless communications options in a single handset for a single package price with a single billing statement is an important feature that helps distinguish us from many of our competitors.
      A sizeable portion of business users’ communications involves contacting others within the same organization or those within a community of interest (e.g., contractors, sub-contractors and suppliers). We believe that our Nationwide Direct Connect service is especially well suited to address the wireless communications needs of these customers. In 2005, Direct Connect minutes used by our customers comprised approximately 22% of the total minutes used by our customers on our network.
      Direct Connect allows all of our customers and Sprint Nextel’s iDEN customers to instantly communicate with each other on private one-on-one calls on an international and nationwide basis. Nationwide Direct Connect provides full coast-to-coast availability of the push to talk feature to all of our customers and all of Sprint Nextel’s iDEN customers across the continental United States and Hawaii. In conjunction with Nextel, we expanded our Direct Connect service in July 2004 to include International Direct Connectsm in Canada, Argentina, Brazil, Peru and Mexico.
      Deliver Unparalleled Customer Service. In addition to providing our four-in-one service offering, our goal is to differentiate ourselves by delivering the highest quality customer service in the industry, including low rates of dropped and blocked calls. In 2005, a significant part of our employees’ bonus was tied to achieving a targeted level of customer satisfaction as measured in monthly surveys conducted by an outside vendor. We believe that this monetary bonus helped focus our entire company on achieving our customer service business objective, and we intend to provide a similar incentive to our employees in 2006.
      Target Business Customers. We believe our Direct Connect service is particularly valuable to certain business segments. While we have a growing emphasis on consumer retail stores and customers, we continue to focus on business customers, particularly those customers who employ a mobile workforce. Initially, we have concentrated our sales efforts on a number of distinct groups of mobile workers, including personnel in the transportation, delivery, real property and facilities management, construction and building trades, landscaping, government, public safety and other service sectors. We have developed disciplined sales training procedures and strategies that are specifically tailored to a business-to-business sales process. In addition, we, along with Sprint Nextel, work with third-party vendors to develop unique data applications for our business customers.
      We have begun to expand our target customer groups to include additional industry groups as well as consumer retail customers. We believe that our customers value our fully integrated services, including virtually instantaneous Direct Connect communications, and that this, along with our efforts to achieve 100% customer satisfaction, resulted in higher monthly average revenue per unit, or ARPU, and lower average monthly service cancellations than industry averages. Our ARPU for the year ended December 31, 2005 was $68 (or $78, including roaming revenues received from Sprint Nextel) compared to an industry average of $53 as of September 30, 2005. In addition, the average monthly rate at which our customers canceled service with us, or “churn,” was approximately 1.4% for 2005 compared to an industry average of 2.1% for the third quarter of 2005. Our ARPU and churn rate equated to lifetime revenue per subscriber, or LRS, of approximately $4,857 for 2005, which we believe is one of the highest in the industry. See

“Selected Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU and LRS as non-GAAP financial measures. Our monthly average minutes of use increased from 743 minutes per subscriber in 2004 to 826 minutes per subscriber in 2005, an increase of 11%. In addition, our customer base grew 26% from approximately 1,602,400 customers as of December 31, 2004 to approximately 2,017,700 customers as of December 31, 2005.
      Maintain a Robust, Reliable Network. Our objective is to maintain a robust and reliable digital wireless network in our markets that covers all key population areas in those markets and operates seamlessly with Sprint Nextel’s iDEN network. We have constructed our portion of the Nextel Digital Wireless Network using the same Motorola-developed iDEN technology used by Nextel. As required, we built and now operate our portion of the Nextel Digital Wireless Network in accordance with Nextel’s standards, which enables both companies to achieve a consistent level of service throughout the United States. Our customers have access to digital quality and advanced features whether they are using our or Nextel’s portion of the Nextel Digital Wireless Network. This contrasts with the hybrid analog/digital networks of cellular competitors, which do not support all features in the analog-only portions of their networks.
      In January 1999 when we executed our agreements with Nextel WIP and obtained our initial financing, we acquired two operational markets in upstate New York and Hawaii. The remainder of our markets had not been fully constructed. By June 2003, we had completed construction and had successfully launched service in all of our markets. As of December 31, 2005, we had 4,630 cell sites fully constructed and operational throughout our markets and our network provided coverage to approximately 42 million Pops compared to 40 million Pops as of December 31, 2004.
      To reduce the risk of zoning and other local regulatory delays, construction delays and site acquisition costs, we have located our cell sites on existing transmission towers or other structures such as building rooftops owned by third parties wherever possible. If necessary, we contract with third parties to construct transmission towers and, wherever possible, sell these towers and lease back space for our equipment. In addition, as of December 31, 2005, we had six mobile switching offices in service on our network and had successfully switched over 90% of all of our customers’ wireless interconnect traffic through these switches. The remaining 10% of our wireless interconnect traffic is routed to switches operated by Sprint Nextel in accordance with our switch sharing agreement. Operating our own switches and switching our own traffic have reduced the switch sharing fees we pay to Nextel WIP under our switch sharing agreement.
      We believe our existing packet data service on the Nextel Digital Wireless Network is robust and far-reaching. Based on our current outlook, we anticipate eventually deploying advanced digital technology that will allow wireless voice and high-speed data transmission and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as a “next-generation technology.” Until we deploy a next-generation technology, we will continue to fully utilize our iDEN digital wireless network. In addition, we expect technology upgrades to continue to be made to our iDEN digital wireless network in 2006 based on developments being made by Motorola and Sprint Nextel.
      Maintain Effective Pricing Strategy with Focus on Mid-Sized and Rural Markets. We operate in mid-sized and rural markets, which we believe have demographics similar to markets served by Nextel. We believe our business customer base in these markets has historically been underserved and thus finds our differentiated service offering very attractive. We believe our focus on high quality, underserved customers, coupled with our differentiated service offering, helps us to increase penetration within our targeted customer base while maintaining an effective pricing strategy.
      Although we set our local service prices in each of our markets independently of Sprint Nextel, we are required to adopt Nextel’s overall pricing strategies. We offer pricing options that we believe differentiate our services from those of many of our competitors. Our pricing packages offer our customers simplicity and predictability in their wireless telecommunications billing by combining Direct Connect minutes with a mix of cellular and long-distance minutes. Furthermore, no roaming charges are assessed for mobile telephone services provided to our customers traveling anywhere on our portion or Sprint Nextel’s portion of the Nextel Digital Wireless Network in the United States. We also offer special pricing plans that allow some customers to aggregate the total number of account minutes for all of their handsets and reallocate the aggregate minutes among those handsets.
Markets
      As of December 31, 2005, we had established digital wireless service in all of the following markets:

Region	Markets(1)	Licensed Pops

Northeast	Central PA (Wilkes-Barre/ Scranton/ Harrisburg/ York/ Lancaster)	2,958,580
	Syracuse/ Utica-Rome/ Binghamton/ Elmira, NY	2,064,814
	Buffalo/ Jamestown, NY	1,477,499
	Western PA (Altoona/ Johnstown/ State College/ Williamsport)	1,351,301
	Rochester, NY	1,215,557
	Albany/ Glens Falls, NY	1,196,059
	Burlington, VT	711,939
	Erie, PA	372,245

	Total	11,347,994

Midwest	Nebraska (Omaha/ Lincoln)	1,852,085
	Green Bay, WI	1,726,194
	Eastern Iowa (Waterloo/ Dubuque/ Davenport/ Cedar Rapids/ Iowa City)	1,683,014
	E. Minnesota/ W. Wisconsin (Duluth/ Rochester/ Eau Claire/ La Crosse)	1,502,128
	Central Iowa (Des Moines)	1,400,726
	Idaho (Idaho Falls/ Pocatello/ Boise/ Twin Falls)	1,087,188
	Western IL (Peoria/ Springfield/ Decatur)	1,060,400
	North Dakota/ Western Minnesota (Fargo/ Grand Forks)	987,494
	Sioux City/ Sioux Falls IA/ SD	844,418
	Central IL (Champaign/ Bloomington)	727,836

	Total	12,871,483

South	Arkansas (Fayetteville/ Fort Smith/ Pine Bluff/ Little Rock)	2,465,485
	South Texas (McAllen/ Harlingen/ Brownsville/ Corpus Christi/ Victoria)	2,126,321
	West Virginia (Charleston)	2,048,519
	East Texas/ Northern Louisiana (Tyler/ Longview/ Shreveport/ Monroe)	2,041,183
	Indiana (Terre Haute/ Evansville/ Owensboro)	1,972,669
	Louisville, KY	1,893,110
	West Texas (Amarillo/ Abilene/ Lubbock/ Odessa-Midland/ San Angelo)	1,800,983
	Virginia (Roanoke/ Lynchburg/ Charlottesville)	1,733,552
	Southern Louisiana (Lafayette/ Lake Charles)	1,663,877
	Lexington, KY	1,517,133
	Mississippi (Hattiesburg/ Jackson)	1,457,341
	Georgia (Macon-Warner Robins/ Albany)	1,338,108
	Pensacola, FL	1,206,948

Region	Markets(1)	Licensed Pops

	Mobile, AL	1,067,069
	Central Texas (Temple-Killeen/ Waco/ Bryan-College Station)	927,875
	Tennessee (Bristol/ Johnson City/ Kingsport, VA/ TN)	794,304
	Tallahassee, FL	745,623
	Montgomery, AL	741,949
	Augusta, GA	610,480
	Columbus, GA	429,960

	Total	28,582,489

Noncontinental US	Hawaii (all islands)	1,262,840

	Total	54,064,806

(1)	We may, from time to time, reconfigure our markets to take advantage of build-out and management synergies and marketing opportunities. Accordingly, the way we group our markets may increase or decrease the total number of markets and, correspondingly, increase or decrease the population estimates for the newly configured market.
      We have calculated total Pops for a given market by utilizing Census 2004 data published by the U.S. Census Bureau, which lists population estimates by county.
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
General Business
      Revenues. We operate in one reportable segment, wireless services. Our primary sources of revenues are service revenues and equipment revenues, with service revenues constituting approximately 94% of our total revenues in 2005. For more information about our revenues and other financial results, see our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
      Distribution Channels. Our traditional methods of distribution have been through our direct and indirect sales force. While we will continue to support these approaches, in 2005 we opened 62 new company-owned retail stores throughout our markets for a total of 135 retail stores in operation at December 31, 2005. Initial sales and revenue results from these company-owned stores indicate that they attract high value customers with a lower acquisition cost than our traditional distribution channels. In addition, our telephone and website sales distribution channels that we implemented in 2002 also allow us to acquire new customers at relatively lower costs. For 2005, our low cost distribution channels, which include telesales, websales and company-owned stores, accounted for approximately 28% of our gross additional new subscribers as compared to approximately 22% during 2004.

Business Developments

Customer Products and Solutions.
      Products. We currently offer a wide variety of handsets, with a broad range of features and price points. In 2005, we greatly expanded our current product line to include over a dozen new wireless handsets manufactured by Motorola — the i265, i325IS, v505, v180, i275, i355, i605, i836, i560, i760, i850, i930 and i870. In the fourth quarter of 2005 we also introduced the second-generation iDEN BlackBerry device, the 7100itm manufactured by Research in Motion, Inc. (“RIM”).
      These new handsets expand our product line and allow customers to select a handset that best meets the demands of their work environment or lifestyle. All of our handsets offer an advanced, intuitive user interface, assignable ring tones, Internet access and global position satellite (“GPS”) receivers for E911 (the 911 emergency mobile telephone service) and other location-based services. Camera phones are popular with our customers, and we offer cameras in a number of different phone styles (i275, i850, i870 and i930). The i870 is noteworthy for its 1.3 mega-pixel camera and its ability to capture and playback video images. The i870 is also the first iDEN phone to include a built-in MP3 player and it is our first handset with Direct Sendsm Picture capability. This first-of-its-kind service allows our subscribers with Direct Sendsm capable phones to send and review pictures while on a Nextel walkie-talkie call.
      Many of the handsets introduced in 2005 include three key features designed to help businesses be more productive: Direct Talk, Multimedia Messaging and Direct Sendsm. Direct Talk is the off-network walkie-talkie feature that provides back-up communications in times of emergency, network outage or when traveling to remote areas not under Nextel Digital Wireless Network coverage. Direct Talk operates by using the handsets to transmit and receive walkie-talkie service without using our cell sites or switches as long as the handsets are within a relatively short distance from each other. Multimedia Messaging allows customers to wirelessly send text, audio or pictures to email addresses or other Nextel handsets. Direct Sendsm, described above, also allows customers to instantly send contact information stored in their handset, via the push-to-talk button, to other Direct Sendsm capable handsets.
      Also included in several of the new handsets is integrated Bluetooth technology, which provides freedom from tethered wires and cables by letting owners exchange information with other compatible Bluetooth enabled devices such as wireless phones, headsets, personal data assistants (“PDAs”) and computers.
      To further expand our differentiated suite of products and services, we also offer BlackBerry® handheld devices manufactured by RIM with both voice and data capabilities. This PDA style handset operates on the Nextel Digital Wireless Network, integrates our “four-in-one” offering and supports Java 2 Micro Edition (J2MEtm) applications. We believe this product is an ideal tool for mobile professionals who need instant and constant access to their business email. In addition, it eliminates the need to carry separate PDAs, cellular phones and laptops. In 2005, we introduced the second-generation iDEN BlackBerry device — the BlackBerry 7100itm. The Blackberry 7100i builds on the success of earlier iDEN BlackBerry devices by featuring an enhanced color display, Bluetooth capability, Multimedia Messaging capability, a Sure Typetm keyboard and a smaller handset design.
      Wireless Data Solutions. In 2005, we significantly increased sales of wireless data solutions based on Nextel’s key differentiators. By partnering with key application providers and leveraging the GPS technology built into our handsets, we offer high value location-based services to business and individual customers. Specifically, we are offering asset tracking, workforce management, navigation and wireless payment solutions. We believe these location-based services are providing our customers with substantial increases in productivity. In 2005, we significantly enhanced our portfolio of GPS enabled solutions for our customers by making our asset tracking, workforce and navigation solutions available on the BlackBerry platform.
      We also launched several solutions specifically targeted at the individual consumer including location enabled weather applications, applications converting a Nextel handset into a GPS receiver for outdoor enthusiasts and access to MapQuest.com on the mobile device. Our digital media solutions like downloadable ringtones, wallpapers and mobile games have been very popular with customers in 2005. We enhanced our messaging capabilities by allowing our customers to exchange picture messages with users on all the largest wireless networks in the United States. With a simplified pricing structure and a broad suite of consumer applications, we believe that we are well positioned to serve the wireless data needs of our individual customer base.
      In addition to BlackBerry, we extended our email solutions to all handsets with one of the first Java-based email solutions available on mass market handsets. Our business customers also have greater options for access to the Internet via their laptops using an improved wireless PC connection card as well as a WiFi solution, which is conveniently bundled as part of their Nextel service.
      For the year ended December 31, 2005, revenues we received from the sale of all data products and services contributed approximately $2.67 to our ARPU — almost triple what we reported for our 2004 average data revenue per subscriber.
      Walkie-Talkie Services. In May 2005, we expanded our walkie-talkie services with the introduction of Nationwide Group Walkie-Talkie. Nextel customers can instantly create talk groups of up to 20 individuals directly from their handset with other Nextel subscribers across the country. Previously Group Walkie-Talkie was limited to local walkie-talkie usage and talk groups were managed by us and not the customer.
      Our International Walkie-Talkie service, introduced in 2004, gained popularity in our markets, especially those markets that are adjacent to Canada and Mexico. International Walkie-Talkie allows customers to instantly connect with other users in and between the United States and up to five countries including Peru, Brazil, Argentina, Canada and Mexico.
      Our exclusive NextMail walkie-talkie service enables customers using the walkie-talkie Connect button on their handset to instantly send a voice message from their Nextel phone to any email address, even if the recipient is not a Sprint Nextel user. The recipient may retrieve the voice message from his or her laptop or PC.
      Capital Structure Transactions. During 2005 we engaged in the following capital structure and de-leveraging transactions:
      Debt Redemption. On April 29, 2005, we redeemed for cash the remainder of our outstanding 11% senior notes due 2010, representing approximately $1.2 million aggregate principal amount at maturity. In addition, on November 15, 2005 we redeemed for cash the remainder of our outstanding 12 1/2% senior discount notes due 2009, representing approximately $146.2 million aggregate principal amount at maturity, for a total redemption price of approximately $164.5 million.
      Credit Facility Refinancing. On May 23, 2005, Nextel Partners Operating Corp. (“OPCO”) refinanced its existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. The borrowings under the new term loan were used along with available funds to repay the existing tranche C term loan. The tranche D term loan has a maturity date of May 31, 2012.
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
      Under these agreements, Nextel WIP is obligated to share with us Sprint Nextel’s experience in operating iDEN networks by, among other things, granting us access to meetings and coordinating with us on network build-out and enhancements. In addition, Nextel WIP is obligated to provide specified services to us upon request. The most significant services Nextel WIP provides us are:

•	use of some of Sprint Nextel’s switching facilities in exchange for a per-minute fee based on Nextel’s national average cost for such service, including financing and depreciation costs;

•	monitoring of switches owned by us on a 24-hour per day basis by Sprint Nextel’s network monitoring center in exchange for a fee based on pro-rata costs;

•	use of Sprint Nextel’s back-office systems in order to support customer activation, billing and customer care for national accounts in exchange for fees based on Nextel’s national average cost for such services;

•	use of the Nextel brand name and certain trademarks and service marks, and the marketing and advertising materials developed by Sprint Nextel, in exchange for a marketing services fee described below;

•	access to technology enhancements and improvements; and

•	assisting us in contracting with Sprint Nextel’s suppliers on substantially the same terms as Sprint Nextel wherever possible.
      To further support us in our efforts, Nextel WIP has also agreed that:

•	our marketing service fee, which started accruing in January 2003, was 0.5% of gross monthly service revenues, excluding roaming revenues, from January 1, 2003 through December 31, 2004 and increased to 1.0% of gross monthly service revenues, excluding roaming revenues, thereafter; and

•	when a Sprint Nextel subscriber roams on our portion of the network we receive a certain percentage of the service revenues generated by the roaming subscriber. That percentage was 90% of the service revenues in 2000, 85% in 2001 and 80% in 2002 and thereafter, subject to upward or downward adjustment based on the relative customer satisfaction levels of Sprint Nextel and us as measured by a customer satisfaction survey administered on a regular basis by a third-party vendor engaged by Sprint Nextel and us.
      In addition, the operating agreements require that we adhere to certain key operating requirements, including the following:

•	we generally are required to offer the full complement of products and services offered by Sprint Nextel in comparable service areas;

•	we must abide by Sprint Nextel’s standard pricing structure (principally home-rate roaming), but we need not charge the same prices as Sprint Nextel;

•	we must meet minimum network performance and customer care thresholds; and

•	we must adhere to standards in other operating areas, such as frequency design, site acquisition, construction, cell site maintenance and marketing and advertising.
      Currently, our agreements with Nextel WIP also allow us access to Sprint Nextel’s switches and switching facilities. Nextel WIP has agreed to cooperate with us to establish a switch facility for our network and to deploy switches in our territory in a manner which best meets the following criteria:

•	integration of our cell sites into Sprint Nextel’s national switching infrastructure;

•	shared coverage of Direct Connect service to communities of interest;

•	minimized costs to us and to Sprint Nextel; and

•	maximized quality of service to our customers and to Sprint Nextel’s customers.

      These criteria provide for a flexible construction schedule of switches to serve our territory, depending on the existing switches in Sprint Nextel’s territory and the amount of customer traffic handled by any one switch. We have the option of installing our own switching facilities within our territory. However, our deployment of any switching facility requires coordination with Nextel WIP and may require Nextel WIP’s approval. Our agreements with Nextel WIP require us to implement and install appropriate switch elements as the number of our subscribers and cell site levels increases. For example, we will need to establish a location and install switch equipment on our network for every 120,000 subscriber units or a base site controller for every 50 operational cell sites. We believe that we have sufficient funds for these installations under our current business plans. As of December 31, 2005, we had six switches in operation.
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
      The demand for wireless telecommunications has grown rapidly, driven by the increased availability of services, technological advancements, regulatory changes, increased competition and lower prices. According to the Cellular Telecommunications & Internet Association, the number of wireless subscribers in the United States, including cellular, PCS and ESMR, has grown from approximately 200,000 as of June 30, 1985 to 194.5 million as of June 2005 which reflected a penetration rate of over 65% at that time.
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
      The FCC has also assigned non-contiguous portions of the 800 MHz band to specialized mobile radio (“SMR”), which was initially dedicated to analog two-way radio dispatch services. This service only became viable in the mobile wireless telephone market with the introduction in 1993 of ESMR, which applies digital technology to make use of the 800 MHz spectrum band and its superior propagation characteristics to deliver the advantages of a digital wireless mobile telephone system while retaining and significantly enhancing the value of SMR’s traditional dispatch feature.
      Unlike analog cellular, which has been implemented in a uniform manner across the United States, several mutually incompatible digital technologies are currently in use in the United States. Roaming into different areas often requires multi-mode (analog/digital) and/or multi-band (PCS/cellular) handsets that function at both cellular and PCS frequencies and/or are equipped for more than one type of modulation technology. Time-division technologies, which include global system for mobile communications (“GSM”), time division multiple access (“TDMA”) and iDEN, break up each transmission channel into time slots that increase effective capacity. Code division multiple access (“CDMA”) technology is a spread-spectrum technology that transmits portions of many messages over a broad portion of the available spectrum rather than a single channel. Most iDEN handsets presently operate only in the iDEN mode within SMR frequencies and therefore cannot roam onto other digital or analog wireless networks.
The Nextel Digital Wireless Network
      Nextel deployed a second generation of Motorola’s iDEN technology beginning in the third quarter of 1996. The Nextel Digital Wireless Network combines the iDEN technology developed and designed by Motorola with a low-power, multi-site deployment of base radios similar to that used by cellular service that permits us to reuse the same frequency in different cells, increasing our system’s effective capacity. We and Sprint Nextel currently use iDEN technology throughout our respective portions of the Nextel Digital Wireless Network. iDEN technology is a proprietary format for delivering signals over scattered, non-contiguous SMR frequencies.
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
      Like Sprint Nextel, we have adapted the iDEN-based packet data network to enable wireless Internet connectivity and new digital two-way mobile data services, marketed as Nextel Online Services. We completed the rollout of these services in all of our operating markets by the end of 2001. Our customers may elect to access a broad array of content directly from their Internet-ready handsets, such as email, news, weather, travel, sports and leisure information and shopping. In 2003 we made available in our markets certain Nextel Industry Solutions that are currently available in Nextel’s markets and included industry-specific applications such as fleet management applications, timesheet programs and customer service assistance applications, all designed to keep customers’ businesses functioning smoothly through their mobile workforce.
      Combined with Nextel, we have helped build one of the largest all-digital wireless networks in the country covering thousands of communities across the United States. Through this network, we, together with Nextel, currently serve 297 of the top 300 U.S. markets and the major transportation corridors between these markets.
Competition
      In each of the markets where our portion of the Nextel Digital Wireless Network operates, we compete with at least two established cellular licensees and as many as five PCS licensees, including the legacy Sprint, Verizon Wireless, T-Mobile and Cingular Wireless. Our ability to compete effectively with other wireless communications service providers depends on a number of factors, including:

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
      A substantial number of the entities that were awarded PCS licenses are current cellular communications service providers and joint ventures of current and potential wireless communications service providers, many of which have financial resources, customer bases and name recognition greater than ours. These operators compete with us in providing some or all of the services available through our network. Additionally, we expect that existing cellular service providers, some of which have been operational for a number of years and have significantly greater financial and technical resources, customer bases and name recognition than we have, will continue to upgrade their systems to provide digital wireless communications services competitive with those available on our network. Moreover, cellular and wireline companies are authorized to participate in dispatch and SMR services. We also expect our business to face competition from other technologies and services developed and introduced in the future.
      Consolidation has and may continue to result in additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. For example, the acquisition of AT&T Wireless by Cingular Wireless, which closed in October 2004, created the largest wireless services provider in the United States, with significantly more resources and a larger customer base than we or any other competing company. In addition, in August 2005, Sprint acquired Nextel and Alltel Communications acquired regional wireless service provider Western Wireless. Late in 2005, Alltel also announced the acquisition of Midwest Wireless, a cellular and PCS licensee with about 400,000 subscribers, for $1.075 billion. Some of our competitors are also creating joint ventures that will fund and construct a shared infrastructure that the venture participants will use to provide advanced services and are entering into roaming arrangements that provide similar benefits. By using joint ventures and roaming arrangements, these competitors may lower their cost of providing advanced services to their customers. In addition, we expect that in the future, providers of wireless communications services may compete more directly with providers of traditional wireline telephone services and, potentially, energy companies, utility companies and cable operators that expand their services to offer communications services. We also expect that we will face competition from other technologies and services developed and introduced in the future, including potentially those using unlicensed spectrum, including WiFi.
      We believe that the mobile telephone service currently being provided on the Nextel Digital Wireless Network utilizing the iDEN technology is similar in function to and achieves performance levels competitive with those being offered by other current wireless communications service providers in our market areas. There are, however, and will in certain cases continue to be, differences between the services provided by us and by cellular and/or PCS system operators and the performance of our respective systems. The all-digital networks that we and Nextel operate provide customers with digital quality and advanced features wherever they roam on the Nextel Digital Wireless Network, in contrast to hybrid analog/digital networks of cellular competitors, which do not support these features in the analog-only portion of their networks. Nevertheless, our ability to provide roaming services will be more limited than that of carriers whose subscribers use wireless handsets that can operate on both analog and digital cellular networks and who have roaming agreements covering larger parts of the country. As the Nextel Digital Wireless Network has continued to expand to cover a greater geographic area, this disadvantage has been reduced, but we anticipate that the Nextel Digital Wireless Network may never cover the same geographic areas as other mobile telephone services. In addition, other two-way radio dispatch services offered by personal communication services providers or cellular operators, including Verizon Wireless’ push to talk service, Sprint’s ReadyLink and Alltel’s Touch2Talk, could impair our competitive advantage of being uniquely able to combine that service with our mobile telephone service. However, Direct Connect has been available for over 11 years and is a proven technology.
      Wireless handsets used on the Nextel Digital Wireless Network are not compatible with those employed on cellular or PCS systems, and vice-versa. This lack of interoperability may impede our ability to attract cellular or PCS customers or those new mobile telephone customers that desire the ability to access different service providers in the same market.
      In addition, digital handsets are likely to remain significantly more expensive than analog handsets, and are likely to remain somewhat more expensive than digital cellular or PCS handsets that do not incorporate a comparable multi-function capability. We therefore expect to continue to charge higher prices for our handsets than the prices charged by operators for analog cellular handsets and possibly than the prices charged by operators for digital cellular handsets. However, we believe that our multi-function handsets currently are competitively priced compared to multi-function — mobile telephone service and short text messaging — digital, cellular and PCS handsets.
      During the transition to digital technology, certain participants in the U.S. cellular industry offer handsets with dual mode — analog and digital — compatibility. Additionally, certain analog cellular system operators that are also directly or through their affiliates constructing and operating digital PCS systems have made available to their customers dual mode/dual band — 800 MHz cellular/1900 MHz PCS — handsets, to combine the enhanced feature set available on digital PCS systems within their digital service coverage areas with the broader wireless coverage area available on their analog cellular network. We do not have comparable hybrid handsets available to our customers. We can give no assurances that potential customers will be willing to accept system coverage limitations as a trade-off for the enhanced multi-function wireless communications package we plan to provide on our portion of the Nextel Digital Wireless Network.
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
      Because many of the cellular operators and certain of the PCS operators in our markets have substantially greater financial resources than we have, they may be able to offer prospective customers equipment subsidies or discounts that are substantially greater than those, if any, that could be offered by us and may be able to offer services to customers at prices that are below prices that we are able to offer for comparable services. Thus, our ability to compete based on the price of our digital handsets and service offerings will be limited. We cannot predict the competitive effect that any of these factors, or any combination thereof, will have on us.
      The FCC mandated that wireless carriers provide for local number portability (“LNP”) by November 24, 2003 in the top 100 metropolitan statistical areas (“MSAs”) in the United States. In addition, wireless carriers in areas outside the top 100 MSAs were required to port a telephone number on request within six months, or by May 24, 2004, whichever was later. LNP allows subscribers to keep their wireless phone number when switching to a different service provider. We implemented LNP in our markets that are within the top 100 MSAs in the United States that were required to be completed by November 24, 2003 and implemented LNP in our remaining markets by the May 24, 2004 deadline. To date, we have not experienced an increase in churn, or the rate at which our customers leave our service and obtain service from a competitive carrier. However, number portability could increase churn. We may be required to subsidize product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability. Since the launch, the wireless industry has continued to work to improve its ability to support number portability.
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
      We may also face new competition from licensees of new spectrum made available for mobile communications by the FCC. In July 2004, the FCC changed the rules and policies governing the Multipoint Distribution Service (“MDS”) and the Instructional Television Fixed Service (ITFS) in the 2500-2690 MHz band by providing licensees with greater flexibility and establishing a more functional band plan. As one part of this action, the FCC renamed the MDS service the “Broadband Radio Service” (“BRS”) and renamed the ITFS service the Educational Broadband Service (“EBS”). Importantly, the FCC created a new band plan for the 2495-2690 MHz band that eliminated the use of interleaved channels by MDS and ITFS licensees and created distinct band segments for high power operations, such as one-way video transmission, and low power operations, such as two-way fixed and mobile broadband applications. By grouping high and low power users into separate portions of the band, the new band plan reduces the likelihood of interference caused by incompatible uses and creates incentives for the development of low-power, cellularized broadband operations, which were inhibited by the prior band plan.
      In February 2005, the FCC also issued rules for mobile satellite service (“MSS”) providers to add ancillary terrestrial components (“ATC”) to their service offerings. MSS operators could develop ATC offerings that would better enable them to compete with terrestrial mobile communications services like ESMR. Two MSS operators — Mobile Satellite Ventures (“MSV”) in May 2005 and Globalstar in January 2006 — have been authorized to offer ATC. At least two other MSS operators — Inmarsat and New ICO — have filed applications for ATC authorization. In addition, in December 2005, the FCC increased the spectrum holdings of the existing 2 GHz MSS licensees — New ICO and TMI (an affiliate of MSV) — by reassigning to them 2 GHz spectrum that was surrendered by previous MSS licensees such that each of them now have 20 GHz of spectrum in that band.
      Since it received auction authority, the FCC has held more than 60 spectrum auctions. Generally, the auctions do not involve spectrum used to compete with our services. During 2004, the FCC held an auction of SMR spectrum in the 896-901 MHz and 935-940 MHz bands in various major trading areas (“MTAs”) throughout the United States. During 2005, the FCC held an auction of 234 broadband PCS spectrum licenses in the 1800 MHz and 1900 MHz bands in various basic trading areas (“BTAs”) throughout the United States. This auction included spectrum returned to the Commission through its settlements in bankruptcy litigation, including the settlement with NextWave Communications, Inc. and other license cancellations. In addition, the FCC has authorized a consortium of communications companies to provide nationwide mobile satellite services, which may compete with traditional mobile wireless services. Additionally, the FCC has reallocated frequencies in the 700 MHz band of the former analog television channels 52-69 to commercial services. The FCC auctioned some of this spectrum during 2002, and completed additional auctions of this spectrum in June 2003 and July 2005. It is possible that this spectrum will be used to offer services that are competitive with our service. In addition, the FCC will continue to auction spectrum in the future, and we cannot predict how these frequencies will be used, the technologies that will develop or what impact, if any, they will have on our ability to compete for wireless communications services customers.
      On January 31, 2006, the FCC announced the auction of Advanced Wireless Services (“third-generation,” or “3G” services) licenses in the 1710-1755 MHz and 2110-2155 MHz bands. The competitive bidding for Advance Wireless Services licenses is scheduled to commence on June 29, 2006.
      It is impossible to predict the outcome or timeframe for FCC action on these matters. However, the outcome of these proceedings will likely affect the ability of all carriers, including us, to obtain additional spectrum to be used in offering both traditional and advanced wireless services.
      Public Safety Spectrum Realignment. Our iDEN technology allows us to use scattered, non-contiguous spectrum frequencies in the 800 MHz band. Under the licensing scheme for SMR spectrum developed by the FCC during the 1970s, we occupy spectrum that is intermixed and adjacent to that used by other SMR licenses for commercial, business and industrial/land transportation, and for public safety users in the 800 MHz band. Different types of SMR licensees successfully coexisted for many years, but changes over the past few years to the network architecture necessary to support commercial digital technology have created isolated, intermittent situations where commercial and non-commercial licensees experience system interference. In particular, older analog networks used by public safety entities are experiencing system problems that have been traced to the digital operations of nearby commercial SMR and cellular licensees, even though all licensees are operating within the authorized parameters of their licenses and in compliance with FCC rules. Because the public safety interference issue is directly linked to the current SMR license allocations for public safety and commercial users, the FCC instituted a rulemaking proceeding, in response to a proposal filed by Nextel on November 21, 2001, that considered elimination of interference and more efficient use of spectrum by all parties through the realignment of spectrum licenses and spectrum allocations in the 800 MHz bands. This proceeding is referred to as the “800 MHz Rebanding Proceeding.”
      On August 6, 2004, the FCC released a “Report and Order, Fifth Report and Order, Fourth Memorandum Opinion and Order, and Order” in the 800 MHz Rebanding Proceeding. On December 22, 2004, the FCC released a Supplemental Order and Order on Reconsideration in the same proceeding. On October 5, 2005, the FCC released another Memorandum Opinion and Order clarifying its 800 MHz rebanding rules in response to petitions for reconsideration, declaratory ruling and wavier filed by various parties. These three orders are referred to as the “800 MHz Order,” “800 MHz Supplemental Order,” and “800 MHz Further Reconsideration Order,” respectively, and are collectively referred to as the “Orders.” The Orders seek to reallocate spectrum in the 800 MHz band to provide public safety with a contiguous block of spectrum free from interference from other 800 MHz licensees. As part of the reallocation, the FCC has ordered Nextel to relinquish certain 700 MHz spectrum as well as all of its 800 MHz holdings below the 817/862 frequencies and to relocate certain of its systems to the portion of the 800 MHz band in the range of 817/862 to 824/869 (the “ESMR Band”). As part of the relocation, all other 800 MHz licensees will be required to relinquish certain 800 MHz holdings and to relocate their operations to new spectrum assignments. The Orders require Nextel to pay the full cost of relocation of all 800 MHz band public safety systems and other 800 MHz band incumbents to their new spectrum assignments with comparable frequencies.
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
      The Orders require Nextel to obtain from Nextel Partners and submit to the FCC a “Letter of Cooperation” binding Nextel Partners to the obligations imposed on Nextel to the extent such obligations are necessary or desirable in the completion of reconfiguration of the 800 MHz band. Nextel Partners has supported Nextel’s efforts with respect to the 800 MHz Rebanding Proceeding based on the understanding that Nextel would bear the costs associated with any spectrum relinquishment and relocation requirements ultimately placed on Nextel Partners, that Nextel would ensure that Nextel Partners is made whole with respect to any spectrum contributions made by Nextel Partners as part of the rebanding effort, and that the parties would otherwise cooperate in good faith to accomplish the requirements of the Orders in a manner that is mutually beneficial to both parties and without material disruption to either party’s operations, rights or responsibilities under their respective operating agreements. We signed an agreement with Nextel dated March 7, 2005 that sets forth our respective rights and obligations with respect to the efforts needed to accomplish the requirements of the 800 MHz Rebanding Proceeding and we filed with the FCC the required Letter of Cooperation on March 7, 2005. We do not expect our cooperation with Nextel as part of the 800 MHz Rebanding Proceeding to materially disrupt our operations and we anticipate that upon completion of the rebanding efforts we would have essentially the same amount of spectrum as we hold currently and most of that spectrum will be in a contiguous block in the ESMR Band. We anticipate that the rebanding effort will take up to three years and potentially longer to be completed.
      The Orders are subject to a petition for judicial review filed by Mobile Relay Services, Inc., an SMR provider affected by the rebanding process. Another SMR provider, Preferred Communications, Inc., has also indicated an intention to file a petition for judicial review, although its request for a stay of the Orders was denied by the FCC on January 30, 2006. We cannot be sure that a Court of Appeal will not overturn the Orders and, if this were to occur, we cannot be certain that the FCC would not take action adverse to us.
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
      The FCC and the Communications Act impose a number of mandates with which we must comply, and that may impose certain costs and technical challenges on our operations. For example, we must provide consumers the ability to “manually” roam on our network. In that regard, on August 31, 2005, the FCC initiated a proceeding to re-examine roaming obligations and to determine whether an “automatic” roaming requirement should be adopted. We and other wireless providers have filed comments and reply comments opposing such a requirement on both legal and policy grounds. Should the FCC adopt such a requirement or dictate the terms under which automatic roaming must be provided, such requirements could have a significant impact on our operations and may impose certain costs on us.
      The FCC also has adopted requirements for commercial mobile radio service (or CMRS) providers, including covered SMR providers, to implement various enhanced 911 capabilities, including the ability to locate emergency callers and deliver that information to emergency responders. We were obligated to meet certain benchmark dates for deployment of handsets capable of providing such location information. To date, we have met all of the periodic benchmark dates established by the FCC, except for the final benchmark date of December 31, 2005, by which we were required to ensure that 95% of all subscriber handsets in service nationwide on our system can deliver location information. As a result, on October 17, 2005, we filed a Petition for Limited Waiver with the FCC seeking an additional limited period of 24 months, until December 31, 2007, to achieve 95% penetration of A-GPS handsets capable of completing Phase II calls to requesting public safety answering points (“PSAPs”). That Petition remains pending before the FCC. Meeting these requirements has imposed certain costs. In some states, we may not be able to recover our costs of implementing such enhanced 911 capabilities.
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
      The FCC imposes a number of obligations for local exchange carriers to interconnect their network to other carriers’ networks that affect wireless service providers. Established local exchange carriers must provide for co-location of equipment necessary for interconnection, as well as any technically feasible method of interconnection requested by a CMRS provider. In addition, local exchange carriers and CMRS providers are obligated to negotiate with each other upon request to establish rates and terms governing the exchange of telecommunications between the parties’ networks. If negotiations between an incumbent local exchange carrier and a CMRS provider are not successful, either party can ask the relevant state public utilities commission to establish terms and cost-based rates in a binding arbitration proceeding. These negotiations, and the outcome of state public utilities commission arbitration proceedings, may significantly affect the charges we pay to other carriers and receive from other carriers.
      For several years, the FCC has considered amending its rules regarding the compensation that carriers must pay each other for both the transmission of local and non-local calls. In February 2005, the FCC adopted a Further Notice of Proposed Rulemaking that seeks comment on seven comprehensive proposals for reforming the intercarrier compensation system. This proceeding is still ongoing. The outcome of this proceeding may significantly affect the charges we pay to other carriers and the compensation we receive for these services. We filed comments and reply comments recommending that the FCC eliminate payments between carriers so that carriers would recover their costs from their own customers. Other carriers have made recommendations regarding the rates charged, the scope of compensation obligations and the manner in which parties interconnect their networks that, if accepted, could impose additional costs on us.
      Certain incumbent local exchange carriers, or ILECs, in rural areas have attempted to impose on wireless carriers, including us, charges to terminate traffic that we send to them by filing wireless termination tariffs with state public utility commissions. These rural ILEC tariffs feature high termination rates that are not based on the rural ILECs’ cost of terminating the traffic we send. The rural ILECs justify termination tariffs as a legitimate means of recovering their costs for transport and termination of wireless traffic. On September 6, 2002 we, Nextel and other wireless carriers filed a petition for declaratory ruling with the FCC to have these tariffs declared unlawful. On February 24, 2005, the FCC denied this petition for declaratory ruling, finding that such tariffs were not necessarily unlawful; concurrently, the FCC adopted new rules prohibiting ILECs from filing such tariffs in the future. As a result, we may have liability for payment of previously filed tariffs that we refrained from paying during the pendency of the petition for declaratory ruling. In addition, a number of petitions for reconsideration of the FCC’s order have been filed. While none of the petitions challenge the FCC’s prospective prohibition on the filing of such tariffs, we cannot be certain that the FCC will not act on those petitions in a manner adverse to our interests.
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
      Pursuant to the Communications Act, all telecommunications carriers that provide interstate telecommunications services, including SMR providers such as ourselves, are required to make an “equitable and non-discriminatory contribution” to support the cost of federal universal service programs. These programs are designed to achieve a variety of public interest goals, including affordable telephone service nationwide, as well as subsidizing telecommunications services for schools and libraries. Contributions are calculated on the basis of each carrier’s interstate end-user telecommunications revenue. The Communications Act also permits states to adopt universal service regulations not inconsistent with the Communications Act or the FCC’s regulations, including requiring CMRS providers to contribute to their universal service funds. Additional costs may be incurred by us and ultimately by our subscribers as a result of our compliance with these required contributions.
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
      In February 2005, the FCC adopted new rules, applicable to ETCs designated by the FCC, that changed the standards for designation of ETCs and imposed new ongoing regulatory obligations that must be met in order to maintain ETC status and receive universal service support payments. Similar, and in some cases identical, standards and requirements have been adopted by many states. These regulatory requirements include an obligation to provide annually a multi-year (up to 5 years) service improvement plan, progress updates on service improvements that have been completed, and certifications regarding our compliance with certain service provisioning and consumer protection standards. These new rules may impose some additional costs on us, and if the FCC or a state public utilities commission determines that we have not met the requirements that have been imposed, that could lead to the loss of some universal service fund payments that we currently receive. Several petitions for reconsideration, including one by us, have been filed in this proceeding. The petitions for reconsideration are still pending before the FCC.
      The Communications Act also requires all telecommunications carriers, including SMR licensees, to ensure that their services are accessible to and useable by persons with disabilities, if readily achievable. Compliance with these provisions, and the regulations promulgated thereunder, could impose additional direct and/or indirect costs on us and other licensees. In August 2003, the FCC modified the statutory exemption of mobile telephones from hearing aid compatibility in its rules promulgated under the Hearing Aid Compatibility Act, and the FCC’s rules now require that each digital wireless provider must offer at least two phones that are capable of being effectively used with hearing aids. In addition, there is a 2008 deadline requiring that half of all handsets offered to customers are hearing aid compliant. We are required to make periodic progress reports to the FCC and have met all applicable deadlines for hearing aid compatible handset deployment. These requirements may result in additional costs to us and other licensed mobile phone service providers.
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
      State Regulation and Local Approvals. The states in which we operate generally have agencies or commissions charged under state law with regulating telecommunications companies, and local governments generally seek to regulate placement of transmitters and rights of way. While the powers of state and local governments to regulate wireless carriers are limited to some extent by federal law, we will have to devote resources to comply with state and local requirements. For example, state and local governments generally may not regulate our rates or our entry into a market, but are permitted to manage public rights of way, for which they can require fair and reasonable compensation. Nevertheless, some states, have attempted to assert certification requirements that we believe are in conflict with provisions of the Communications Act that prohibit states from regulating entry of wireless carriers. States may also impose certain surcharges on our customers that could make our service, and the service of other wireless carriers, more expensive.
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
      In addition, a number of states and localities are considering banning or restricting the use of wireless phones while driving a motor vehicle. In 2001, New York enacted a statewide ban on driving while holding a wireless phone. Connecticut, New Jersey and the District of Columbia have enacted similar measures. Several states have also enacted partial bans for certain classes of drivers. Comparable legislation is pending in other states. A handful of localities also have enacted ordinances banning or restricting the use of handheld wireless phones by drivers. Should this become a nationwide initiative, all wireless carriers could experience a decline in the number of minutes of use by subscribers.
Employees
      As of December 31, 2005, we had 2,905 employees. None of our employees is represented by a labor union or subject to a collective bargaining agreement, nor have we experienced any work stoppage due to labor disputes. We believe that our relations with our employees are good.
Available Information
      Our Internet address is www.NextelPartners.com. We make available free of charge, on or through our Internet website, access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The information found on or through our website is not part of this or any other report we file with or furnish to the SEC.

Executive Officers of the Registrant
      The following table sets forth certain information with respect to our executive officers:

Name	Age	Position

John Chapple	52	President, Chief Executive Officer and Chairman of the Board
Barry Rowan	49	Executive Vice President, Chief Financial Officer
David Aas	52	Vice President, Chief Technology Officer
Donald Manning	45	Vice President, General Counsel and Secretary
James Ryder	36	Vice President, Chief Operating Officer
Philip Gaske	47	Vice President, Customer Care
      John Chapple worked to organize Nextel Partners throughout 1998 and has been the president, chief executive officer and chairman of the board of directors of Nextel Partners and our subsidiaries since August 1998. Mr. Chapple was elected to the board of directors pursuant to the terms of the amended and restated shareholders’ agreement. Mr. Chapple, a graduate of Syracuse University and Harvard University’s Advanced Management Program, has 22 years of experience in the wireless communications and cable television industries. From 1978 to 1983, he served on the senior management team of Rogers Cablesystems before moving to American Cablesystems as senior vice president of operations from 1983 to 1988. From 1988 to 1995, he served as executive vice president of operations for McCaw Cellular Communications and subsequently AT&T Wireless Services following the merger of those companies. From 1995 to 1997, Mr. Chapple was the president and chief operating officer for Orca Bay Sports and Entertainment in Vancouver, B.C. During Mr. Chapple’s tenure, Orca Bay owned and operated Vancouver’s National Basketball Association and National Hockey League sports franchises in addition to the General Motors Place sports arena and retail interests. Mr. Chapple is the past chairman of Cellular One Group and the Personal Communications Industry Association, past vice-chairman of the Cellular Telecommunications & Internet Association and has been on the Board of Governors of the NHL and NBA. Mr. Chapple currently serves on the Fred Hutchinson Cancer Research Business Alliance board of governors, the Syracuse University board of trustees and the Advisory Board for the Maxwell School of Syracuse University. He is also on the board of directors of two private companies: Cbeyond Communications, Inc., a private VOIP (voice over internet protocol) company, and SeaMobile, Inc., a provider of wireless voice and data communications at sea.
      Barry Rowan became executive vice president and chief financial officer of Nextel Partners and our subsidiaries in August 2005. Mr. Rowan joined Nextel Partners in 2003 as vice president and chief financial officer, and from 2003 to 2004 he also served as the company’s treasurer. He has approximately 24 years of financial and operational experience in building technology and communications companies. Mr. Rowan earned his M.B.A. from Harvard Business School and his B.S., summa cum laude, in business administration and chemical biology from The College of Idaho. In 1992 he joined Fluke Corporation as vice president and chief financial officer. In 1995, he became vice president and general manager of the verification tools division, and in 1996, he became senior vice president and general manager of the networks division, a position he held until January 1999. From 1999 to 2001 Mr. Rowan was the chief financial officer at Velocom, Inc., during which time he served as chief executive officer of Vesper, the company’s Brazilian subsidiary, for a period of six months. From 2002 to 2003, he was a principal at Rowan & Company, LLC. Mr. Rowan serves on the board of trustees of Seattle Pacific University and Bellevue Christian School.
      David Aas has been the vice president and chief technology officer of Nextel Partners and our subsidiaries since August 1998. Prior to joining Nextel Partners, Mr. Aas served as vice president of engineering and operations of AT&T Wireless’s Messaging Division. Mr. Aas has over 22 years of experience in the wireless industry and has held a number of senior technical management positions, including positions with Airsignal from 1977 to 1981, MCI from 1981 to 1986, and MobileComm from

1986 to 1989. From 1989 to August 1998, he was with AT&T Wireless, where he led the design, development, construction and operation of AT&T Wireless’s national messaging network.
      Donald Manning has been the vice president, general counsel and secretary of Nextel Partners and our subsidiaries since August 1998. From July 1996 to July 1998, he served as regional attorney for the Western Region of AT&T Wireless Services, an 11-state business unit generating over $400 million in revenues annually. Prior to joining AT&T Wireless Services, from September 1989 to July 1998, Mr. Manning was an attorney with Heller Ehrman White & McAuliffe specializing in corporate and commercial litigation. From September 1985 to September 1989, he was an attorney with the Atlanta-based firm of Long, Aldridge & Norman.
      James Ryder has been the vice president and chief operating officer for Nextel Partners and our subsidiaries since April 2005. Prior to this position, Mr. Ryder served as the vice president — sales and marketing of Nextel Partners and our subsidiaries since July 2004. Previously he served as our director of sales since October 2001. He has approximately 10 years of wireless industry experience. Before joining Nextel Partners in 2000, he spent six years with Metrocall Paging, Inc., where he was most recently director of sales.
      Philip Gaske has been the vice president — customer care for Nextel Partners and our subsidiaries since July 2004. Previously he served as our director of customer care, leading our customer service team since the company’s founding and strengthening our focus on striving for 100% customer satisfaction. He has more than 22 years of management and operations experience. Prior to joining Nextel Partners, he served as vice president of customer operations for the California/ Nevada Region for McCaw Communications and director of business operations integration for AT&T Wireless. Mr. Gaske has a bachelor’s degree in marketing from the University of Maryland and an MBA in Finance from George Washington University.
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
Forward-Looking Statements
      Our forward-looking statements are subject to a variety of factors that could cause actual results to differ materially from current expectations.
      This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth below in Item 1A, “Risk Factors.” Forward-looking statements include, but are not limited to, statements with respect to the following:

•	our business plan, its advantages and our strategy for implementing our plan;

•	the success of efforts to improve and enhance, and satisfactorily address any issues relating to, our network performance;

•	the characteristics of the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

•	our ability to attract and retain customers;

•	our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it;

•	our ability to achieve and maintain market penetration and average subscriber revenue levels;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder, and market acceptance of such handsets and service offerings;

•	the availability and cost of acquiring additional spectrum;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services including, for example, two-way walkie- talkie services that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to SMR services, other wireless communications services or telecommunications services generally;

•	the potential impact on us of the reconfiguration of the 800 MHz band required by the Orders;

•	delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities and wireless number portability; and

•	the anticipated closing of the acquisition of our shares of Class A common stock by Sprint Nextel.

Item 1A.	Risk Factors
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

If Sprint Nextel experiences financial or operational difficulties, our business may be adversely affected.
      Our business plan depends, in part, on Sprint Nextel continuing to build and sustain customer support of the Nextel brand and the Motorola iDEN technology. If Sprint Nextel encounters financial problems or operating difficulties relating to its portion of the Nextel Digital Wireless Network or experiences a significant decline in customer acceptance of its products or the Motorola iDEN technology or otherwise ceases to support the Motorola iDEN technology, the iDEN network or the Nextel brand, our affiliation with and dependence on Sprint Nextel may adversely affect our business, including the quality of our services, the ability of our customers to roam within the entire network and our ability to attract and retain customers. Additional information regarding Sprint Nextel, its domestic digital mobile network business and the risks associated with that business can be found in Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2005, as well as their other filings made under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act (SEC file number 1-04721).

Nextel WIP is obligated to purchase all of our outstanding Class A common stock as a result of the Sprint Nextel transaction.
      On December 20, 2005, we entered into a letter agreement with Nextel WIP, Nextel and Sprint Nextel Corporation (collectively, the “Sprint Parties”). The letter agreement acknowledges that pursuant to the written reports of the First Appraiser and the Second Appraiser (as such terms are defined in our charter), our Fair Market Value (as defined in our charter) for purposes of the put right described in the charter is $9,167,571,573, which results in a price per share of our Class A common stock of $28.50. Each of the Sprint Parties agrees to complete the put transaction for cash. Each party agrees to use its reasonable best efforts to promptly consummate the put transaction and to obtain the necessary regulatory approvals to consummate the put transaction as promptly as practicable. We also agreed, among other things, to use commercially reasonable efforts to conduct business in the ordinary course of business and in a manner consistent with prior practice, and to restrictions with specified exceptions on changes in our capitalization and employee benefit arrangements. The completion of the acquisition is subject to customary regulatory approvals including the approval of the FCC. If the FCC fails to approve the transfer of control of our licenses to Sprint Nextel or substantially delays its approval, our ability to successfully operate our business could be impaired.

Our highly leveraged capital structure and other factors could limit both our ability to obtain additional financing and our growth opportunities and could adversely affect our business in several other ways.
      The total non-current portion of our outstanding debt, including capital lease obligations, was approximately $1.2 billion as of December 31, 2005 and greatly exceeds the level of our stockholders’ equity. As of December 31, 2005, the non-current portion of total long-term debt outstanding included $550.0 million outstanding under our credit facility, $188.3 million of outstanding 1 1/2% convertible senior notes due 2008, $474.6 million of outstanding 8 1/2% senior notes due 2011, and $13.7 million of capital lease obligations. In aggregate, this indebtedness represented approximately 60% of our total book capitalization at that date.
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

      We cannot be sure, however, that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness and our obligations under our credit facility or our existing convertible senior notes and senior notes, or to fund our other liquidity needs. In addition, if our indebtedness cannot be repaid at maturity or refinanced, we will not be able to meet our obligations under our debt agreements, which could result in the cessation of our business.
      If we default on our debt or if we are liquidated, the value of our assets may not be sufficient to satisfy our obligations. We have a significant amount of intangible assets, such as licenses granted by the FCC. The value of these licenses will depend significantly upon the success of our business and the growth of the SMR and wireless communications industries in general.
      General conditions in the wireless communications industry or specific competitors’ results, including potential decreases in new subscriber additions, declining ARPU or increased customer dissatisfaction, may adversely affect the market price of our notes and Class A common stock and, as a result, could impair our ability to raise additional capital through the sale of our equity or debt securities. In addition, the fundraising efforts of Sprint Nextel or any of its affiliates may also adversely affect our ability to raise additional funds.

We have a history of operating losses, may incur operating losses in the future and may not be able to generate the earnings necessary to fund our operations, sustain the continued growth of our business or repay our debt obligations.
      We did not commence commercial operations until January 29, 1999, and the portion of the Nextel Digital Wireless Network we began operating on that date only had a few months of operating history. Since then, we have had a history of operating losses, and, as of December 31, 2005, we had an accumulated deficit of approximately $545.5 million. Fiscal year 2004 was the first year that we achieved positive net income for the full year. We may incur operating losses in the future. We cannot assure you that we will sustain profitability in the future. If we fail to achieve significant and sustained growth in our revenues and earnings from operations, we will not have sufficient cash to fund our current operations, sustain the continued growth of our business or repay our debt obligations. Our failure to fund our operations or continued growth would have an adverse impact on our financial condition, and our failure to make any required payments would result in defaults under all of our debt agreements, which could result in the cessation of our business.

Our existing debt agreements contain restrictive and financial covenants that limit our operating flexibility.
      The indentures governing our existing convertible senior notes, senior notes and the credit facility of OPCO, contain covenants that, among other things, restrict our ability to take specific actions even if we believe them to be in our best interest. These include restrictions on our ability to:

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
      Our ability to compete effectively with established and prospective wireless communications service providers depends on many factors, including the following:

•	If the wireless communications technology that we and Nextel use does not continue to perform in a manner that meets customer expectations, or if Sprint Nextel abandons, sells or otherwise decreases or eliminates its support of the Nextel Digital Wireless Network and the iDEN technology, we will be unable to attract and retain customers. Customer acceptance of the services we offer is and will continue to be affected by technology-based differences and by the operational performance and reliability of system transmissions on the Nextel Digital Wireless Network. If we are unable to address and satisfactorily resolve performance or other transmission quality issues as they arise, including transmission quality issues on Sprint Nextel’s portion of the Nextel Digital Wireless Network, we may have difficulty attracting and retaining customers, which would adversely affect our revenues.

•	As personal communication services and cellular operators, such as Verizon Wireless, Cingular and Alltel, begin to offer two-way radio dispatch services, our historical competitive advantage of being uniquely able to combine that service with our mobile telephone service may be impaired. Further, some of our competitors have attempted to compete with Direct Connect by offering unlimited mobile-to-mobile calling plan features and reduced rate calling plan features for designated groups. If these calling plan modifications are perceived by our existing and potential customers as viable substitutes for our differentiated services, our business may be adversely affected.

•	Because the Nextel Digital Wireless Network does not currently provide roaming or similar coverage on a nationwide basis that is as extensive as is available through most cellular and personal communication services providers, we may not be able to compete effectively against those providers.

•	In addition, some of our competitors provide their customers with handsets with both digital and analog capability, which expands their coverage, while we have only digital capability. We cannot be sure that we, either alone or together with Sprint Nextel, will be able to achieve comparable system coverage or that a sufficient number of customers or potential customers will be willing to accept system coverage limitations as a trade-off for our multi-function wireless communications package.

•	We do not have the extensive direct and indirect channels of products and services distribution that are available to some of our competitors. The lack of these distribution channels could adversely affect our operating results. Although we have expanded our distribution channels to include retail locations, we cannot assure you that these distribution channels will be successful. Moreover, many of our competitors have established extensive networks of retail locations, including locations dedicated solely to their products, and multiple distribution channels and, therefore, have access to more potential customers than we do.

•	Because of their greater resources and potentially greater leverage with multiple suppliers, some of our competitors may be able to offer handsets and services to customers at prices that are below the prices that we can offer for comparable handsets and services. If we cannot, as a result, compete effectively based on the price of our product and service offerings, our revenues and growth may be adversely affected.

•	The wireless telecommunications industry is experiencing significant technological change. Our digital technology could become obsolete or it may not be a suitable platform for the implementation of new and emerging technologies and service offerings. We rely on digital technology that is not compatible with, and that competes with, other forms of digital and non-digital voice communication technology.

•	Competition among these differing technologies could result in the following: segment the user markets, which could reduce demand for specific technologies, including our technology; reduce the resources devoted by third-party suppliers, including Motorola, which supplies all of our current digital technology, to developing or improving the technology for our systems; and otherwise adversely affect market acceptance of our services.

•	We offer our subscribers access to digital two-way mobile data and Internet connectivity under the brand name Nextel Online. We cannot be sure that these services will continue to perform satisfactorily, be utilized by a sufficient number of our subscribers or produce sufficient levels of customer satisfaction or revenues. Because we have less spectrum than some of our competitors, and because we have elected to defer the implementation of next-generation services, any digital two-way mobile data and Internet connectivity services that we may offer could be significantly limited compared to those services offered by other wireless communications providers with larger spectrum positions. The success of these new services will be jeopardized if: we are unable to offer these new services profitably; these new service offerings adversely impact the performance or reliability of the Nextel Digital Wireless Network; we, Sprint Nextel or third-party developers fail to develop new applications for our customers; or we otherwise do not achieve a satisfactory level of customer acceptance and utilization of these services.

•	We expect that as the number of wireless communications providers in our market areas increases, including providers of both digital and analog services, our competitors’ prices in these markets will decrease. We may encounter further market pressures to reduce our digital wireless network service offering prices; restructure our digital wireless network service offering packages to offer more value; or respond to particular short-term, market-specific situations, for example, special introductory pricing or packages that may be offered by new providers launching their services in a particular market. A reduction in our pricing would likely have an adverse effect on our revenues and operating results.

•	Because of the numerous features we offer and the fact that Motorola is our sole source of handsets (with the exception of our Blackberry handsets, which are available only from RIM), our mobile handsets are, and are likely to remain, significantly more expensive than mobile analog telephones and are, and are likely to remain, somewhat more expensive than digital cellular or personal communication services telephones that do not incorporate a comparable multi-function capability. The higher cost of our equipment may make it more difficult or less profitable to attract customers who do not place a high value on our multi-service offering. This may reduce our growth opportunities or profitability.

•	Consolidation has and may continue to result in additional large, well-capitalized competitors with substantial financial, technical, marketing and other resources. For example, the acquisition of AT&T Wireless by Cingular Wireless, which closed in October 2004, created the largest wireless phone provider in the United States, with significantly more resources and a larger customer base than we or any other competing company. In addition, in August 2005, Sprint acquired Nextel and Alltel Communications acquired regional wireless service provider Western Wireless. Late in 2005, Alltel announced the acquisition of Midwest Wireless, a cellular and PCS licensee. This concentration of resources in the marketplace could result in increased cost efficiency for the acquiring companies, allowing them to obtain more favorable terms from their suppliers, which could enable them to discount their handsets or services to customers.

Any failure to effectively integrate our portion of the Nextel Digital Wireless Network with Sprint Nextel’s portion would have an adverse effect on our results of operations.
      Pursuant to our operating agreements with Nextel WIP, Nextel WIP provides us with important services and assistance, including a license to use the Nextel brand name and the sharing of switches that direct calls to their destinations. Any interruption in the provision of these services, or any failure by Sprint Nextel to continue to provide the level of support consistent with past practices between us and Nextel prior to the merger of Nextel and Sprint, could delay or prevent the continued seamless operation of our portion of the Nextel Digital Wireless Network with Sprint Nextel’s portion, which is essential to the overall success of our business.
      Moreover, our business plan depends on our ability to implement integrated customer service, network management and billing systems with Sprint Nextel’s systems to allow our respective portions of the Nextel Digital Wireless Network to operate together and to provide our and Sprint Nextel’s customers with seamless service. Integration requires that numerous and diverse computer hardware and software systems work together. Any failure to integrate these systems effectively may have an adverse effect on our results of operations.

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

The iDEN transmission technology used by us and Nextel is different from that used by most other wireless carriers, and, as a result, we might not be able to keep pace with industry standards if more widely used technologies advance.
      The Nextel Digital Wireless Network uses scattered, non-contiguous radio spectrum near the frequencies used by cellular carriers. Because of their fragmented character, these frequencies traditionally were only usable for two-way radio calls, such as those used to dispatch taxis and delivery vehicles. Nextel became able to use these frequencies to provide a wireless telephone service competitive with cellular carriers only when Motorola developed a proprietary technology it calls “iDEN.” We, Sprint Nextel and Southern LINC are currently the only major U.S. wireless service providers utilizing iDEN technology on a nationwide basis, and iDEN handsets are not currently designed to roam onto other domestic wireless networks.
      Our operating agreements with Nextel WIP require us to use the iDEN technology in our system and prevent us from adopting any new communications technologies that may perform better or may be available at a lower cost without Nextel WIP’s consent.
      Future technological advancements may enable other wireless technologies to equal or exceed our current levels of service and render iDEN technology obsolete. If Motorola is unable to upgrade or improve iDEN technology or develop other technology to meet future advances in competing technologies on a timely basis, or at an acceptable cost, because of the restrictive provisions in our operating agreements with Nextel WIP, we will be less able to compete effectively and could lose customers to our competitors, all of which would have an adverse effect on our business and financial condition. Moreover, if Sprint Nextel migrates its customers and network to a CDMA platform or otherwise concentrates its capital resources on its CDMA operations and not its iDEN operations, we will be less able to compete effectively and could lose our customers to competitors.

We are dependent on Motorola for telecommunications equipment necessary for the operation of our business, and any failure of Motorola to perform would adversely affect our operating results.
      Motorola is currently our sole-source supplier of transmitters used in our network and wireless handset equipment used by our customers (with the exception of our Blackberry handsets, which are available only from RIM), and we rely, and expect to continue to rely, on Motorola to manufacture a substantial portion of the equipment necessary to construct our share of the Nextel Digital Wireless Network. We expect that for the next few years, Motorola will be the only manufacturer of wireless handsets, other than RIM, that are compatible with the Nextel Digital Wireless Network. If Motorola becomes unable to deliver such equipment, or refuses to do so on reasonable terms, then we may not be able to service our existing subscribers or add new subscribers and our business would be adversely affected. Motorola and its affiliates engage in wireless communications businesses and may in the future engage in additional businesses that do or may compete with some or all of the services we offer. If these or other factors affecting our relationship with Motorola were to result in a significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for us, or in Motorola’s ability or willingness to do so on a timely, cost-effective basis, we may not be able to adequately service our existing subscribers or add new subscribers and may not be able to offer competitive services. We cannot assure you that any potential conflict of interest between us and Motorola will not adversely affect our ability to obtain equipment in the future.
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
      We generally have been able to obtain adequate quantities of base radios and other system infrastructure equipment from Motorola, and adequate volumes and mix of wireless telephones and related accessories from Motorola, to meet subscriber and system loading rates, but we cannot be sure that equipment quantities will be sufficient in the future. Additionally, in the event of shortages of that equipment, our agreements with Nextel WIP provide that available supplies of this equipment would be allocated proportionately between Sprint Nextel and us.

Costs and other aspects of a future deployment of advanced digital technology could adversely affect our operations and growth.
      Based on our current outlook we anticipate eventually deploying advanced digital technology that will allow high capacity wireless voice and high-speed data transmission, and potentially other advanced digital services. The technology that we would deploy to provide these types of broadband wireless services is sometimes referred to as “next-generation technologies.” We are focusing activities on maximizing our ability to offer next-generation capabilities while continuing to fully utilize our iDEN digital wireless network. Significant capital expenditures may be required in implementing this next-generation technology, and we cannot assure you that we will have the financial resources necessary to fund these expenditures or, if we do implement this technology, that it would provide the advantages that we would expect. Moreover, it may be necessary to acquire additional frequencies to implement next-generation technologies, and we cannot be sure that we will be able to obtain such spectrum on reasonable terms, if at all. The actual amount of the funds required to finance and implement this technology may significantly exceed our current estimate. Further, any future implementation could require additional unforeseen capital expenditures in the event of unforeseen delays, cost overruns, unanticipated expenses, regulatory changes, engineering design changes, equipment unavailability and technological or other complications. In addition, there are several types of next-generation technologies that may not be fully compatible with each other or with other currently deployed digital technologies. If the type of technology that we either choose to deploy or are required to deploy to maintain compatibility with the technology chosen by Sprint Nextel does not gain widespread acceptance or perform as expected, or if our competitors develop next-generation technology that is more effective or economical than ours, our business would be adversely affected.

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
      Upon the occurrence of a defined change of control or fundamental change under the indentures governing our existing convertible senior notes and senior notes, other than a change of control involving certain of our existing stockholders, we could be required to redeem or repurchase our existing convertible senior notes and senior notes. However, our credit facility prohibits us, except under certain circumstances, from redeeming or repurchasing any of our outstanding notes before their stated maturity. In the event we become subject to a change of control at a time when we are prohibited from redeeming or repurchasing our outstanding notes our failure to redeem or repurchase such notes would constitute an event of default under the respective indentures, which would in turn result in a default under our credit facility. Any default under our indentures or credit facility would result in an acceleration of such indebtedness, which would harm our financial condition and adversely impact our ability to implement our business plan and could result in the cessation of our business. Moreover, even if we obtained consent under our credit facility, we cannot be sure that we would have sufficient resources to redeem or repurchase our outstanding notes and still have sufficient funds available to successfully pursue our business plan.

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
      Studies and reports have suggested that, and additional studies are currently being undertaken to determine whether, radio frequency emissions from ESMR, cellular and PCS wireless telephones may be linked with health risks, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. The actual or perceived risk of wireless telephones could adversely affect us through a reduced subscriber growth rate, a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry generally.
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

We were not able to meet a December 31, 2005 FCC deadline with respect to A-GPS handset subscriber penetration.
      On October 17, 2005, we filed a Petition for Limited Waiver with the FCC seeking an additional limited period of 24 months, until December 31, 2007, to achieve 95% penetration of A-GPS handsets capable of completing Phase II calls to requesting PSAPs. The Petition remains pending before the FCC. The FCC could impose fines or take other regulatory action that could have an adverse effect on our business for failing to meet this requirement that could have an adverse effect on our business.
      A-GPS capable handsets are used to locate customers placing emergency 911-telephone calls. The FCC required that by December 31, 2005, 95% of our subscriber base must use A-GPS capable handsets. On October 17, 2005, we filed a Petition for Limited Waiver with the FCC seeking an additional limited period of 24 months, until December 31, 2007, to achieve 95% penetration of A-GPS handsets capable of completing Phase II calls to requesting PSAPs. The Petition remains pending before the FCC. In our last quarterly Phase I and II E911 Quarterly Report to the FCC filed February 1, 2006, we notified the FCC that, as of January 31, 2006, we had attainted an estimated 75.4% functional A-GPS handset penetration rate. The FCC could impose fines or take other regulatory action for failing to meet this requirement that could have an adverse effect on our business.
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
      Pursuant to our amended and restated shareholders’ agreement and Sprint Nextel operating agreements, the approval of the director designated by Nextel WIP, and/or of Nextel WIP itself, is required in order for us to:

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
      In addition, the amended and restated shareholders’ agreement does not prohibit Nextel WIP or any of our other stockholders or any of their respective affiliates from purchasing shares of our Class A common stock in the open market or in private transactions. In September 2004, Nextel purchased approximately 5.6 million shares of our Class A common stock from another stockholder. Such purchases increase the voting power and influence of the purchasing stockholder and could ultimately result in a change of control of us. Shares of Class A common stock are immediately and automatically convertible into an equal number of shares of Class B common stock upon the acquisition of such shares of Class A common stock by Sprint Nextel, by any of its majority-owned subsidiaries, or by any person or group that controls Nextel. Additionally, if we experience a change of control, Nextel WIP could purchase all of our licenses for $1.00, provided that it enters into a royalty-free agreement with us to allow us to use the licenses in our territory for as long as our operating agreements with Nextel WIP remain in effect. Such an agreement would be subject to approval by the FCC.

Significant stockholders represented on our board of directors can exert significant influence over us and may have interests that conflict with those of our other stockholders.
      As of December 31, 2005, our officers, directors and greater than 5% stockholders together controlled approximately 45% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to greatly affect the management and affairs of our company and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company.
      In addition, under our amended and restated shareholders’ agreement, Nextel WIP and Madison Dearborn Capital Partners II, L.P. each have the right to designate a member to our board of directors. We cannot be certain that any conflicts that arise between our interests and those of these stockholders will always be resolved in our favor. Moreover, as described above, Nextel WIP has certain approval rights that allow it to exert significant influence over our operations.
      Madison Dearborn Partners and Eagle River Investments, LLC each own significant amounts of our capital stock, and Madison Dearborn Partners currently has a representative on our board of directors. Each of these entities or their affiliates has significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. We do not have a non-competition agreement with any of our stockholders, and thus their or their affiliates’ current and future investments could create conflicts of interest with us.

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We own no material real property. We lease our headquarters located in Kirkland, Washington. This facility is approximately 22,600 square feet, and we have a lease commitment on the facility through July 2009. We lease additional administrative office space of approximately 59,000 square feet in Eden Prairie, Minnesota under a lease expiring October 2007. To operate our customer service call centers, we lease approximately 67,000 square feet of office space in Las Vegas, Nevada under a lease expiring October 2006. In addition, in March 2005 we began leasing warehouse space in Las Vegas of approximately 16,000 square feet under a lease expiring February 2007. We operate another customer service call center in Panama City Beach, Florida where we lease approximately 67,000 square feet of office space under a lease expiring July 2013 and we lease additional space in Panama City Beach, Florida of approximately 45,000 square feet under a lease expiring July 2010. In addition, we lease space for our retail stores under various operating lease agreements with terms ranging from one to seven years. As of December 31, 2005, we had 135 retail stores.
      We lease cell sites for the transmission of radio service under various master site lease agreements as well as individual site leases. The terms of these leases generally range from five to 25 years at monthly rents ranging from $300 to $3,200. As of December 31, 2005, we had 4,630 operational cell sites.

Item 3.	Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.
      On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. In October 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. In April 2004, the court approved the settlement. Various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit, and in February 2005 the appellate court affirmed the settlement. One of the objectors petitioned for a rehearing and in March 2005, the Eighth Circuit denied the petition for rehearing and rehearing en banc. Thereafter, one of the objectors filed a motion to stay the mandate for 90 days. The Eighth Circuit denied that motion in April and in June 2005 that objector filed with the United States Supreme Court a petition for writ of certiorari. On October 3, 2005, the Supreme Court denied the objector’s writ of certiorari, which constitutes a “final order” resolving all appeals in these cost recovery fee cases. In accordance with the terms of the settlement, we began distributing settlement benefits within 90 days from the final order. The Rolando Prado v. Nextel Communciations, et al, Civil Action No. C-695-03-B was dismissed with prejudice in November 2005. The remaining cases are subject to immediate dismissal according to the terms of the final order, which directs the plaintiffs to dismiss their actions. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
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
      On July 5, 2005, we delivered a Notice Invoking Alternate Dispute Resolution Process to Nextel and Nextel WIP under the joint venture agreement dated January 29, 1999 among us, OPCO and Nextel WIP. In the Notice, we asserted that certain elements of the merger integration process involving Nextel and Sprint violated several of Nextel’s and Nextel WIP’s obligations under the joint venture agreement and related agreements, including, without limitation, the following:

•	The changes that Nextel and Sprint had announced they were planning to make with respect to branding after the close of the Sprint Nextel merger would violate the joint venture agreement if we could not use the same brand identity that Nextel used after the merger, i.e., the Sprint brand.

•	Other operational changes that we believed Nextel and Sprint planned to implement after the Sprint Nextel merger (including, without limitation, changes with respect to marketing and national accounts) would violate the joint venture agreement.

•	The operations of the combined Sprint Nextel could violate our exclusivity rights under the joint venture agreement.

•	Nextel and Nextel WIP had not complied with their obligation to permit us to participate in and contribute to discussions regarding branding and a variety of other operational matters.
      The parties subsequently agreed that the dispute would be resolved by arbitration. On September 2, 2005, the arbitration panel issued a ruling denying our request for a preliminary injunction against violations of the joint venture agreement, but finding that we were likely to prevail on our claim that the use of the new Sprint Nextel brand by Nextel’s operating subsidiaries, without making the new brand available to us, violated the non-discrimination provisions of the joint venture agreement and that we could seek damages in the event that the put price established by the appraisal process was negatively impacted by that violation. With respect to our remaining claims, the panel reserved these matters “for future ruling if necessary.”
      On October 7, 2005, Nextel and Nextel WIP filed a lawsuit against us in Delaware Chancery Court. The lawsuit is captioned Nextel Communications, Inc. and Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1704-N. The lawsuit sought to prohibit us from disclosing to our public shareholders the valuation reports of the first two appraisers to be appointed under our put process. The suit also sought to require us to provide Nextel and its appraiser with certain financial information, and asked the court to concur with certain positions that Nextel had previously taken with respect to the definition of fair market value under our charter. On October 18, 2005, Nextel WIP filed a second lawsuit against us in Delaware Chancery Court, seeking certain information pursuant to Section 220 of the Delaware General Corporation Law. The lawsuit is captioned Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1722-N.
      On October 19, 2005, we filed an answer and counterclaims in the first lawsuit in Delaware Chancery Court, which we amended on October 25, 2005. In our counterclaims, among other things, we asked the court to order that the parties comply with the put process time frames required by our charter and to require Nextel to provide us and our appraiser with certain information. We also asked the court to require full disclosure of the first two appraisers’ reports to our Class A common stockholders as required by our charter, and we asked the court to reject Nextel’s views of the definition of fair market value under our charter.
      The court conducted a two-day trial of certain of the claims asserted by the parties on November 17 and 18, 2005. Prior to the trial, we voluntarily provided Sprint Nextel with the information that it had sought the court to compel us to provide, and Sprint Nextel provided our appraiser with some of the information that it had requested. At the conclusion of the trial, the court denied all of Sprint Nextel’s claims, and ruled that the two appraisal reports should be disclosed to the company’s stockholders as required by our charter. The court also rejected one of the interpretations of fair market value offered by Sprint Nextel, and otherwise left the interpretation of the fair market value determination to the appraisers.
      As described under “Business — Strategic Alliance with Nextel,” on December 20, 2005, we entered into an agreement with Nextel and Sprint Nextel with respect to the put process. As part of that agreement, the parties agreed to dismiss the Delaware litigation and the arbitration upon consummation of the put transaction.
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
      A proposal on whether to exercise the put right, as defined in our charter, was approved and received the following votes:

Votes

For	158,199,276
Against	57,691
Abstain	99,286
Broker Non-votes	27,379,260
      Because the proposal to exercise the put right was approved, a separate proposal on whether to adjourn the special meeting until a date no later than February 8, 2007 was not considered.

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
Market for Common Stock
      Our Class A common stock is traded on the Nasdaq National Stock Market under the symbol “NXTP.” The following table sets forth, for the periods indicated, the high and low per share stock prices of our Class A common stock as reported on the Nasdaq National Stock Market:
Quarterly Common Stock Price Ranges for the Year Ended:

	High	Low

December 31, 2005
First Quarter	$21.99	$19.08
Second Quarter	$26.81	$21.76
Third Quarter	$27.40	$23.76
Fourth Quarter	$28.00	$24.29
December 31, 2004
First Quarter	$15.20	$11.65
Second Quarter	$16.80	$12.47
Third Quarter	$17.50	$13.70
Fourth Quarter	$20.32	$15.82
Number of Stockholders of Record
      As of February 28, 2006, there were approximately 226 holders of record of outstanding shares of our Class A common stock and a single stockholder of record holding all 84,632,604 outstanding shares of our Class B common stock.
Dividends
      We have never paid cash dividends on any of our capital stock, including our Class A common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends on any of our capital stock in the foreseeable future. In addition, our credit facility prohibits us from paying dividends without our lender’s consent. Furthermore, the indentures pursuant to which our senior notes and senior discount notes were issued each prohibit us from declaring a cash dividend unless, after giving effect to such dividend, we would not be in default under such indentures, we remained in compliance with certain financial ratios and the amount of the dividend did not exceed the limits set forth in the indentures.
Equity Compensation Plan
      See Item 12, “Security Ownership of Certain Beneficial Owners and Management” for additional information regarding our equity compensation plans.

Item 6.	Selected Financial Data
      Please read this table together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the periods ended December 31, 2005, 2004 and 2003 are derived from our consolidated financial statements that have been included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2002 and 2001 and for the periods then ended are derived from consolidated financial statements that have not been included in this Annual Report on Form 10-K. The historical operating data presented as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the periods then ended are derived from our records.

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

					(Unaudited)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$1,695,017	$1,291,352	$964,386	$646,169	$363,573
Equipment revenues(1)	106,634	85,784	60,826	28,229	15,735

Total revenues	1,801,651	1,377,136	1,025,212	674,398	379,308

Operating expenses:
Cost of service revenues (excludes depreciation of $137,488, $121,644, $109,572, $85,750, and $62,899, respectively)	432,248	361,059	322,475	271,420	196,002
Cost of equipment revenues(1)	178,261	152,557	121,036	90,840	61,146
Selling, general and administrative	615,944	492,335	402,300	313,668	210,310
Stock-based compensation (primarily selling, general and administrative related)	639	755	1,092	12,670	30,956
Depreciation and amortization(2)	170,133	149,708	135,417	101,185	76,491

Total operating expenses	1,397,225	1,156,414	982,320	789,783	574,905

Income (Loss) from operations	404,426	220,722	42,892	(115,385)	(195,597)

Other income (expense):
Interest expense, net of capitalized interest(3)	(94,901)	(106,500)	(152,294)	(164,583)	(126,096)
Interest income	7,759	2,891	2,811	7,091	32,473
Gain (loss) on early retirement of debt	(17,707)	(54,971)	(95,093)	4,427	—

Income (Loss) before income tax provision and cumulative effect of change in accounting principle	299,577	62,142	(201,684)	(268,450)	(289,220)
Income tax (provision) benefit	305,775	(8,396)	(7,811)	(18,188)	—

Income (Loss) before cumulative effect of change in accounting principle	605,352	53,746	(209,495)	(286,638)	(289,220)
Cumulative effect of change in accounting principle	—	—	—	—	(1,787)

Net Income (Loss)	605,352	53,746	(209,495)	(286,638)	(291,007)
Mandatorily redeemable preferred stock dividends(3)	—	—	(2,141)	(3,950)	(3,504)

Net Income (Loss) attributable to common stockholders	$605,352	$53,746	$(211,636)	$(290,588)	$(294,511)

Net Income (Loss) per share attributable to common stockholders
Basic	$2.24	$0.20	$(0.84)	$(1.19)	$(1.21)

Diluted	$1.96	$0.19	$(0.84)	$(1.19)	$(1.21)

Weighted average number of shares outstanding
Basic	270,462	263,671	252,440	244,933	242,472

Diluted	309,440	304,985	252,440	244,933	242,472

	As of December 31,

	2005	2004	2003	2002	2001

					(Unaudited)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$165,027	$264,579	$268,811	$195,029	$557,285
Property, plant and equipment, net	1,079,050	1,042,718	1,025,096	1,000,076	845,934
FCC operating licenses, net	376,254	375,470	371,898	348,440	283,728
Total assets	2,293,928	1,975,699	1,889,310	1,735,925	1,821,721
Current liabilities	208,432	205,659	185,425	161,567	127,972
Long-term debt	1,226,608	1,632,518	1,653,539	1,424,600	1,327,829
Series B redeemable preferred stock(3)	—	—	—	34,971	31,021
Total stockholders’ equity (deficit)	819,197	51,315	(27,205)	66,907	314,186
Total liabilities and stockholders’ equity	$2,293,928	$1,975,699	$1,889,310	$1,735,925	$1,821,721

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

					(Unaudited)
	(In thousands)
Consolidated Statements of Cash Flows Data:
Net cash from operating activities	$379,812	$202,466	$87,154	$(116,469)	$(153,894)
Net cash from investing activities	$(132,815)	$(131,620)	$(214,504)	$(201,648)	$(260,249)
Net cash from financing activities	$(244,078)	$(45,982)	$182,448	$81,280	$224,950

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
	(Unaudited)
Other Data:
Covered Pops (end of period)(millions)	42	40	38	36	33
Subscribers (end of period)	2,017,700	1,602,400	1,233,200	877,800	515,900
Adjusted EBITDA(4)	$575,198	$371,185	$179,401	$(1,530)	$(88,150)
Net capital expenditures(5)	$199,975	$164,584	$161,845	$250,841	$374,001

(1)	Effective July 1, 2003, we adopted Emerging Issues Task Force (“EITF”), Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for a more detailed description of the impact of our adoption of this policy.

(2)	Effective January 2002, we no longer amortize the cost of FCC licenses as a result of implementing Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” and Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein under the caption “FCC Licenses” for a more detailed description of the impact and adoption of SFAS No. 142.

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

(4)	The term “EBITDA” refers to a financial measure that is defined as earnings (loss) before interest, taxes, depreciation and amortization; we use the term “Adjusted EBITDA” to reflect that our financial measure also excludes cumulative effect of change in accounting principle, loss from disposal of assets, gain (loss) from early extinguishment of debt and stock-based compensation. Adjusted EBITDA is commonly used to analyze companies on the basis of leverage and liquidity. However, Adjusted EBITDA is not a measure determined under generally accepted accounting principles, or GAAP, in the United States of America and may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with GAAP. We have presented Adjusted EBITDA to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. The following schedule reconciles Adjusted EBITDA to net cash from operating activities reported on our Consolidated Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Unaudited)
	(In thousands)
Net cash from operating activities (as reported on Consolidated Statements of Cash Flows)	$379,812	$202,466	$87,154	$(116,469)	$(153,894)
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	95,167	114,815	103,485	98,777	70,138
Interest income	(7,759)	(2,891)	(2,811)	(7,091)	(32,473)
Change in working capital and other	107,978	56,795	(8,427)	23,253	28,079

Adjusted EBITDA	$575,198	$371,185	$179,401	$(1,530)	$(88,150)

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

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Unaudited)
	(In thousands)
Capital expenditures (as reported on Consolidated Statements of Cash Flows)	$233,853	$156,843	$179,794	$274,911	$398,611
Less: cash paid portion of capitalized interest	(1,620)	(1,242)	(1,283)	(1,993)	(5,449)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(15,439)	(1,939)	(6,860)	(2,562)	(10,425)
Change in capital expenditures accrued or unpaid	(16,819)	10,922	(9,806)	(19,515)	(8,736)

Net capital expenditures	$199,975	$164,584	$161,845	$250,841	$374,001

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

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except ARPU)
ARPU (without roaming revenues)
Service revenues (as reported on Consolidated Statements of Operations)	$1,695,017	$1,291,352	$964,386	$646,169	$363,573
Adjust: activation fees deferred and recognized for SAB No. 101	(2,036)	(3,748)	(1,006)	3,197	2,398
Add: activation fees reclassed for EITF No. 00-21(1)	20,966	11,310	4,256	—	—
Less: roaming and other revenues	(236,176)	(163,022)	(115,893)	(80,452)	(58,545)

Service revenues for ARPU	$1,477,771	$1,135,892	$851,743	$568,914	$307,426

Average units (subscribers)	1,809	1,410	1,051	694	360

ARPU	$68	$67	$68	$68	$71

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except ARPU)
ARPU (including roaming revenues)
Service revenues (as reported on Consolidated Statements of Operations)	$1,695,017	$1,291,352	$964,386	$646,169	$363,573
Adjust: activation fees deferred and recognized for SAB No. 101	(2,036)	(3,748)	(1,006)	3,197	2,398
Add: activation fees reclassed for EITF No. 00-21(1)	20,966	11,310	4,256	—	—
Less: other revenues	(24,548)	(4,312)	—	(981)	(458)

Service revenues for ARPU	$1,689,399	$1,294,602	$967,636	$648,385	$365,513

Average units (subscribers)	1,809	1,410	1,051	694	360

ARPU	$78	$77	$77	$78	$85

(1)	As described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies,” on July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. Subsequent to that date, each month we recognize the activation fees, handset equipment revenues and equipment costs that had been previously deferred in accordance with Staff Accounting Bulletin (“SAB”) No. 101. Based on EITF Issue No. 00-21, we now recognize the activation fees that were formerly deferred and recognized as services revenues as equipment revenues.

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

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

ARPU	$68	$67	$68	$68	$71
Divided by: churn	1.4%	1.4%	1.6%	1.6%	1.6%

Lifetime revenue per subscriber (LRS)	$4,857	$4,786	$4,250	$4,250	$4,438

      In addition, see Notes 4 and 5 above for reconciliations of Adjusted EBITDA and net capital expenditures as non-GAAP financial measures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      The following is a discussion of our consolidated financial condition and results of operations for each of the three years ended December 31, 2005, 2004 and 2003. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K, see Item 1, “Business — Forward-Looking Statements” and Item 1A, “Risk Factors.”
      Please read the following discussion together with Item 6, “Selected Financial Data,” the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
      On August 12, 2005, Nextel merged with Sprint Corporation. The merger constituted a Nextel sale pursuant to our charter, and on October 24, 2005, our Class A common stockholders voted to exercise the put right set forth in our charter to require Nextel WIP to purchase all of our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The transaction is subject to the customary regulatory approvals, including review by the FCC and review under the Hart-Scott-Rodino Act, and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock. This Annual Report on Form 10-K relates only to Nextel Partners, Inc. and its subsidiaries prior to the consummation of the transaction. Upon completion of this transaction “NXTP” will no longer be traded on the Nasdaq National Stock Market and Nextel Partners will cease to exist as a separate public company.
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
      We offer a package of wireless voice and data services under the Nextel brand name targeted to business users, but with an increasing retail or consumer presence as well. We currently offer the following four services, which are fully integrated and accessible through a single wireless handset:

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
      As of December 31, 2005, we had approximately 2,017,700 digital subscribers. Our network provides coverage to approximately 42 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Virginia, Vermont, West Virginia, Wisconsin and Wyoming. We also hold licenses in Kansas but currently do not have any cell sites operational in that state.
      We believe our markets are relatively young as compared to those of the national carriers who had been in operation for several years prior to our inception. Approximately 85% of our covered Pops are in markets that are less than 6 1/4 years old. Based on our historical results, we believe that as our markets mature, covered Pop penetration will continue to increase. As of December 31, 2005, our covered Pop penetration was approximately 4.8%. Our historical results also support our belief that as our markets mature, the increase in penetration will continue to drive higher service revenue margins as we benefit from growing economies of scale.
      During 2005 we continued to focus on our key financial and operating performance metrics, including increasing our growth in subscribers, service revenues, Adjusted EBITDA, net cash from operating activities and LRS. Our subscriber growth has been driven by increasing market penetration resulting in substantial part from ongoing development of our distribution channels (including company-owned stores) and by continuing to tailor programs that meet the needs of our customers, including consumer-credit customers, that we believe provide attractive economics to the company.
      Accomplishments during 2005 which we believe are important indicators of our overall performance and financial well being include:

•	Growing our subscriber base approximately 26% by adding approximately 415,300 net new customers to end the year with over 2,017,700 customers compared to 1,602,400 as of December 31, 2004.

•	Growing our service revenues approximately 31% to $1,695.0 million for 2005 compared to $1,291.4 million for 2004.

•	Increasing Adjusted EBITDA 55% to $575.2 million for 2005 compared to $371.2 million for 2004.

•	Generating $379.8 million net cash from operating activities during 2005 compared to $202.5 million during 2004.

•	Remaining one of the industry leaders in LRS with an LRS of $4,857 for 2005 compared to $4,786 for 2004.

•	Refinancing and reducing our senior credit facility and receiving credit rating upgrades, including an investment grade rating of BBB- from S&P on our credit facility.

•	Redeeming for cash the remainder of our outstanding 11% senior notes due 2010 in April 2005 and our 12 1/2% senior discount notes due 2009 in November 2005.
      Please see Item 6, “Selected Financial Data” and “— Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO.
      During the year ended December 31, 2005, we also accomplished the following:

•	Opened 62 new company-owned stores bringing the total stores operating throughout the country to 135 at December 31, 2005 compared to 73 stores at December 31, 2004.

•	Implemented redesigned customer invoices to improve the look and feel of the invoice in order to better serve the customers’ needs.

•	In conjunction with Nextel, launched service which enables instant group walkie-talkie conversations nationwide; Nextel WiFi HotSpotsm service, which delivers features focused on remote-access needs to business travelers; Mobile Email Enhanced, the first email service for Java-enabled mobile phones with full synchronization and a PDA-like feel; “MapQuest Find Me” GPS-enabled wireless service; and Nextel Direct Sendsm Picture which allows picture sharing on walkie-talkie calls.

•	Introduced over a dozen new wireless handsets by Motorola — the i265, i325IS, v505, v180, i275, i355, i605, i836, i560, i760, i850, i930 and i870.

•	Launched the 7100itm Blackberry handset featuring phone, wireless e-mail, Bluetooth and GPS navigation.
RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues
      Total revenues for 2005 were $1,801.7 million, an increase of $424.6 million, or 31%, compared to $1,377.1 million generated in the same period in 2004. This growth in revenues was due mostly to the increase in our subscriber base and a higher ARPU in 2005 than 2004. Subject to the risk and uncertainties described under Item 1A, “Risk Factors” and Item 1, “Business — Forward-Looking Statements” above, we expect our revenues to continue to increase as we add more subscribers and continue to introduce new products and data services.
      For 2005 our ARPU was $68, which is an increase of $1 compared to $67 in 2004 (or $78, including roaming revenues from Sprint Nextel, which is an increase of $1 compared to the same period in 2004). We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid to high $60s for 2006. Subject to the risk and uncertainties described under Item 1A, “Risk Factors” and Item 1, “Business — Forward-Looking Statements” above, we expect to continue the strong growth of our data services revenues from both business and individual customers, specifically GPS services, workforce management tools, navigation tools and wireless payment solutions. We believe growth in these services and solutions will continue to enhance our ARPU during the year.
      The following table illustrates service and equipment revenues as a percentage of total revenues for the years ended December 31, 2005 and 2004 and our ARPU for those periods.

	For the Year		For the Year
	Ended	% of	Ended	% of	2005 vs 2004?
	December 31,	Consolidated	December 31,	Consolidated
	2005	Revenues	2004	Revenues	$ Change	% Change

	(Dollars in thousands, except ARPU)
Service and roaming revenues	$1,695,017	94%	$1,291,352	94%	$403,665	31%
Equipment revenues	106,634	6%	85,784	6%	20,850	24%

Total revenues	$1,801,651	100%	$1,377,136	100%	$424,515	31%

ARPU(1)	$68		$67

(1)	See Item 6, “Selected Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.
      Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 31% to $1,695.0 million for the year ended December 31, 2005 as compared to $1,291.4 million for the same period in 2004. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular voice services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Sprint Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for 2005 accounted for approximately 12% of our service revenues, which was the same percentage for 2004. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

      Under EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” we are no longer required to consider whether a customer is able to realize utility from the phone in the absence of the undelivered service. A more detailed description of this policy is described below under “— Critical Accounting Policies.” The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101 for the years ended December 31, 2005 and 2004. We believe the adjusted amounts best represent the actual service revenues and the actual subsidy on equipment costs when equipment revenues are netted with cost of equipment revenues that we use to measure our operating performance.

	For the Year Ended
	December 31,

	2005	2004

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Statements of Operations)	$1,695,017	$1,291,352
Previously deferred activation fees recognized (SAB No. 101)	(2,036)	(3,748)
Activation fees to equipment revenues (EITF No. 00-21)	20,966	11,310

Total service revenues without SAB No. 101 and EITF No. 00-21	$1,713,947	$1,298,914

Equipment revenues (as reported on Consolidated Statements of Operations)	$106,634	$85,784
Previously deferred equipment revenues recognized (SAB No. 101)	(11,427)	(20,258)
Activation fees from service revenues (EITF No. 00-21)	(20,966)	(11,310)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$74,241	$54,216

Cost of equipment revenues (as reported on Consolidated Statements of Operations)	$178,261	$152,557
Previousy deferred cost of equipment revenues recognized (SAB No. 101)	(13,463)	(24,006)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$164,798	$128,551

      Equipment revenues reported for 2005 were $106.6 million as compared to $85.8 million reported for the same period in 2004, representing an increase of $20.8 million. Of the $20.8 million increase from 2004 to 2005, $9.6 million was for additional activation fees recorded as equipment revenues based on EITF No. 00-21 and $20.0 million was due to growth in our subscriber base offset by $8.8 million of equipment revenues previously deferred pursuant to SAB No. 101. Our equipment revenues consist of revenues received for wireless handsets and accessories purchased by our subscribers.

Cost of Service Revenues
      Cost of service revenues consists primarily of network operating costs, which include site rental fees for cell sites and switches, utilities, maintenance and interconnect and other wireline transport charges. Cost of service revenues also includes the amounts we must pay Nextel WIP when our customers roam onto Sprint Nextel’s portion of the Nextel Digital Wireless Network. These expenses depend mainly on the number of operating cell sites, total minutes of use and the mix of minutes of use between interconnect and Direct Connect. The use of Direct Connect is more efficient than interconnect and, accordingly, less costly for us to provide.
      For the year ended December 31, 2005, our cost of service revenues was $432.2 million as compared to $361.1 million for the same period in 2004, representing an increase of $71.1 million, or 20%. The increase in costs was partially the result of bringing on-air approximately 546 additional cell sites during

2005. In addition, several hurricanes affecting the Gulf Coast region for the year ended December 31, 2005 increased our costs by $5.2 million. Furthermore, our number of customers grew 26% compared to 2004, and we experienced an increase in average airtime usage by our customers, both of which resulted in higher network operating costs. Compared to 2004, the average monthly minutes of use per subscriber increased by 11%, to 826 average monthly minutes of use per subscriber for 2005 from 743 average monthly minutes of use per subscriber for 2004. Our roaming fees paid to Sprint Nextel also increased as our growing subscriber base roamed on Sprint Nextel’s compatible network.
      We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized. From 2004 to 2005 our cost of service revenues as a percentage of service revenues declined from 28% to 26%.

Cost of Equipment Revenues
      Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues for the year ended December 31, 2005 was $178.3 million as compared to $152.6 million for the same period in 2004, or an increase of $25.7 million. The increase in costs relates mostly to $36.2 million of costs resulting from the increased volume of subscribers offset by recognizing $10.5 million less of equipment costs that were previously deferred in accordance with SAB No. 101.
      Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $90.6 million for 2005, as compared to a loss of $74.3 million for the same period in 2004. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Year Ended
	December 31,

	2005	2004

	(In thousands)
Equipment revenues billed	$74,241	$54,216
Cost of equipment revenues billed	(164,798)	(128,551)

Total gross subsidy for equipment	$(90,557)	$(74,335)

Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the year ended December 31, 2005, selling, general and administrative expenses were $615.9 million compared to $492.3 million for the same period in 2004, representing an increase of 25%.
      Sales and marketing expenses for the year ended December 31, 2005 were $237.2 million, an increase of $31.2 million, or 15%, from the same period in 2004 due to the following:

•	$7.6 million increase in advertising and media expenses as a result of general marketing campaigns and additional expenses incurred as the result of Sprint Nextel’s refusal to allow us to use the Sprint Nextel brand;

•	$2.8 million increase in facility and lease costs primarily for the additional company-owned stores put in operation during 2005; and

•	$20.8 million increase in commissions, commission bonuses and residuals paid to account representatives and the indirect sales channel due primarily to the indirect sales channel adding 20% more customers in 2005 than in 2004. The indirect sales channel will remain a vital part of our distribution and we expect to see continued growth from this channel in 2006 coupled with significant growth from company-owned stores.
      General and administrative costs include costs associated with customer care center operations and service and repair for customer handsets along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the year ended December 31, 2005, general and administrative costs were $378.7 million, an increase of $92.4 million, or 32%, compared to the same period in 2004 due to the following:

•	$43.2 million increase in support of our information systems, facilities and corporate expenses, including approximately $12.4 million in expenses incurred in conjunction with the put process and legal proceedings with Sprint Nextel and Nextel WIP (see Item 3, “Legal Proceedings” above for additional information);

•	$2.4 million increase due to hiring additional staff and operating expenses to support our growing customer base and related activities in Las Vegas, Nevada and Panama City Beach, Florida; and

•	$46.8 million increase in expenses for service and repair, billing, bad debt expense, collection and customer retention expenses including handset upgrades to support a larger and growing customer base. Bad debt expense as a percent of service revenues for 2005 was 1.9% compared to 1.0% for the same period in 2004 due mainly to higher activation rates from consumer-credit customers. The programs tailored for these consumer-credit customers include prescribed spending limits, enrollment fees and upfront deposits, as well as additional monthly recurring charges that in aggregate help to limit the potential bad debt exposure from customer-credit customers, which we expect to continue to add during 2006.
      We expect the aggregate amount of selling, general and administrative expenses to continue increasing due to the following factors, including but not limited to:

•	increased costs to support our growing customer base, including costs associated with billing, bad debt expense, collections, customer retention, customer care activities and handset upgrades;

•	increased marketing and advertising expenses to offset the loss of national advertising of the Nextel brand name exclusively;

•	increased costs associated with opening additional retail stores; and

•	costs related to the pending acquisition of us by Sprint Nextel.

Stock-Based Compensation Expense
      For the years ended December 31, 2005 and 2004, we recorded non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of $0.6 million and $0.8 million, respectively. We expect stock-based compensation expense to increase upon mandatory adoption of SFAS No. 123R beginning on January 1, 2006. See additional discussion under “— Recently Issued Accounting Pronouncements.”

Depreciation and Amortization Expense
      For 2005 our depreciation and amortization expense was $170.1 million compared to $149.7 million for the same period in 2004, representing an increase of 14%. The $20.4 million increase in depreciation and amortization expense was due to adding approximately 546 cell sites in 2005. We also acquired furniture and equipment for the expansion of our existing customer call center in Panama City Beach,

Florida, which became operational during the third quarter of 2004, and 62 new company-owned stores. We expect depreciation and amortization to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new company-owned stores.

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $11.6 million, or 11%, from $106.5 million for the year ended December 31, 2004 to $94.9 million for the year ended December 31, 2005. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 11% senior notes due 2010 and 12 1/2% senior discount notes due 2009 and the refinance of our credit facility. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of $1.1 million and $3.4 million for 2005 and 2004, respectively. For 2005, interest income was $7.8 million compared to $2.9 million for 2004. The increase was due mostly to improved rates of return as well as a larger investment portfolio.

Loss on Early Retirement of Debt
      During 2005 we recorded approximately a $17.7 million loss on early retirement of debt representing approximately a $9.2 million premium paid to purchase for cash our 12 1/2% senior discount notes due 2009 and our remaining 11% senior notes due 2010 and approximately $8.5 million to write-off the deferred financing costs and discount for the 12 1/2% senior discount notes due 2009, the 11% senior notes due 2010 and the tranche C term loan of the credit facility that was refinanced in May 2005.
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

Income Tax Provision
      We recorded a tax benefit of $305.8 million for 2005 compared to a tax provision of $8.4 million for income taxes for 2004. The change from a provision for income taxes to an income tax benefit is related to the release of a significant portion of our valuation allowance on our federal and certain state deferred tax assets. The majority of these federal and state deferred tax assets are related to net operating loss carryforwards which now are more likely than not to be realized. See Note 7 to the accompanying consolidated financial statements for additional information. With the release of a significant portion of the valuation allowance we will record income tax expense at the estimated annual federal and state effective tax rate of approximately 40%. Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates primarily because of state taxes. We do not expect to pay cash taxes, other than the required alternative minimum tax (“AMT”) and state tax payments, until the net operating loss and tax credits have been fully utilized.
      For 2005, there was $431.6 million of net tax benefit related to the release of the valuation allowance on deferred tax assets.

Net Income Attributable to Common Stockholders
      For 2005, we had net income attributable to common stockholders of $605.4 million compared to $53.7 million for 2004, representing an improvement of $551.7 million. The year ended December 31, 2005 included a tax benefit related to the release of the valuation allowance of $431.6 million. We expect to continue generating positive net income in 2006.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues
      Total revenues for 2004 were $1,377.1 million, an increase of $351.9 million, or 34%, compared to $1,025.2 million generated in the same period in 2003. Of the $351.9 million growth in revenues, $334.3 million was due to the 30% increase in our subscriber base during 2004, while $17.6 million of the growth was from recognizing revenue previously deferred in accordance with SAB No. 101, “Revenue Recognition in Financial Statements.”
      Service revenues increased 34% to $1,291.4 million for the year ended December 31, 2004 as compared to $964.4 million for the same period in 2003. Roaming revenues for 2004 accounted for approximately 12% of our service revenues, which was the same percentage as for 2003.
      The following table illustrates service and equipment revenues as a percentage of total revenues for the years ended December 31, 2004 and 2003 and our ARPU for those periods.

	For the Year		For the Year
	Ended	% of	Ended	% of	2004 vs 2003
	December 31,	Consolidated	December 31,	Consolidated
	2004	Revenues	2003	Revenues	$ Change	% Change

	(Dollars in thousands, except ARPU)
Service and roaming revenues	$1,291,352	94%	$964,386	94%	$326,966	34%
Equipment revenues	85,784	6%	60,826	6%	24,958	41%

Total revenues	$1,377,136	100%	$1,025,212	100%	$351,924	34%

ARPU(1)	$67		$68

(1)	See Item 6, “Selected Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.

      The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101 for the years ended December 31, 2004 and 2003.

	For the Year Ended
	December 31,

	2004	2003

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Statements of Operations)	$1,291,352	$964,386
Activation fees deferred (SAB No. 101)	—	3,319
Previously deferred activation fees recognized (SAB No. 101)	(3,748)	(4,325)
Activation fees to equipment revenues (EITF No. 00-21)	11,310	4,256

Total service revenues without SAB No. 101 and EITF No. 00-21	$1,298,914	$967,636

Equipment revenues (as reported on Consolidated Statements of Operations)	$85,784	$60,826
Equipment revenues deferred (SAB No. 101)	—	19,947
Previously deferred equipment revenues recognized (SAB No. 101)	(20,258)	(25,380)
Activation fees from service revenues (EITF No. 00-21)	(11,310)	(4,256)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$54,216	$51,137

Cost of equipment revenues (as reported on Consolidated Statements of Operations)	$152,557	$121,036
Cost of equipment revenues deferred (SAB No. 101)	—	23,266
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(24,006)	(29,705)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$128,551	$114,597

      Equipment revenues reported for 2004 were $85.8 million as compared to $60.8 million reported for the same period in 2003, representing an increase of $25.0 million. Of the $25.0 million increase from 2003 to 2004, $14.8 million relates to recognizing equipment revenues previously deferred pursuant to SAB No. 101 and recording $7.1 million as activation fees to equipment revenues based on EITF No. 00-21. The remaining $3.1 million increase in equipment revenues are due to the growth in our subscriber base.

Cost of Service Revenues
      For the year ended December 31, 2004, our cost of service revenues was $361.1 million as compared to $322.5 million for the same period in 2003, representing an increase of $38.6 million, or 12%. The increase in costs was partially due to adding approximately 478 cell sites during 2004 to our wireless network. Furthermore, our number of customers grew 30% compared to 2003, and we experienced an increase in average airtime usage by our customers, both of which resulted in higher network operating costs. Compared to 2003, the average monthly minutes of use per subscriber increased by 9%, to 743 average monthly minutes of use per subscriber for 2004 from 680 average monthly minutes of use per subscriber for 2003. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.

Cost of Equipment Revenues
      Our cost of equipment revenues for the year ended December 31, 2004 was $152.6 million as compared to $121.0 million for the same period in 2003, or an increase of $31.6 million. The increase in costs relates mostly to recognizing $17.6 million of equipment costs that was previously deferred in accordance with SAB No. 101 and $14.0 million due to the increased volume of subscribers.
      The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $74.3 million for 2004, as compared to a loss of $63.5 million for the same period in 2003.

	For the Year Ended
	December 31,

	2004	2003

	(In thousands)
Equipment revenues billed	$54,216	$51,137
Cost of equipment revenues billed	(128,551)	(114,597)

Total gross subsidy for equipment	$(74,335)	$(63,460)

Selling, General and Administrative Expenses
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

Stock-Based Compensation Expense
      For the years ended December 31, 2004 and 2003, we recorded non-cash, stock-based compensation expense associated with our grants of restricted stock and employee stock options of approximately $0.8 million and $1.1 million, respectively.

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

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $45.8 million, or 30%, from $152.3 million for the year ended December 31, 2003 to $106.5 million for the year ended December 31, 2004. This decline was due mostly to our repurchase for cash of our 14% senior discount notes due 2009, 12 1/2% senior notes due 2009 and 11% senior notes due 2010 during 2003 and 2004. In addition, for our interest rate swap agreements we recorded a non-cash fair market value gain of approximately $3.4 million and $4.1 million for 2004 and 2003, respectively. For 2004, interest income was $2.9 million compared to $2.8 million for 2003.

Loss on Early Retirement of Debt
      During 2004 we recorded a $55.0 million loss on early retirement of debt related to our repurchase for cash of the remaining $1.8 million (principal amount at maturity) of our 14% senior discount notes due 2009 and $366.3 million (principal amount at maturity) of our 11% senior notes due 2010. Of the $55.0 million loss, $45.2 million represents a premium paid to repurchase our 11% senior notes due 2010 for cash and $9.8 million related to the write-off of the deferred financing costs for the 14% senior discount notes due 2009, the 11% senior notes due 2010 and the tranche B term loan of the credit facility that was refinanced on May 19, 2004.
      During 2003 we recorded a $95.1 million loss on early retirement of debt related to our repurchase for cash of $483.2 million (principal amount at maturity) of our 14% senior discount notes due 2009, $22.6 million (principal amount at maturity) of our 11% senior notes due 2010, $78.8 million (principal amount at maturity) of our 12 1/2% senior notes due 2009, and $38.9 million of our Series B mandatorily redeemable preferred stock. We also refinanced our $475.0 million credit facility and exchanged $8.0 million of our 14% senior discount notes due 2009 for shares of our Class A common stock. Of the $95.1 million loss, $79.2 million represented a premium paid to repurchase or exchange the notes and $15.9 million related to the write-off of the deferred financing costs for the debt reduction activities.

Income Tax Provision
      As a result of adopting SFAS No. 142 “Goodwill and Other Intangible Assets,” we recorded a deferred non-cash income tax provision during 2004 and 2003 of $8.4 million and $7.8 million, respectively, relating to our FCC licenses.

Net Income (Loss) Attributable to Common Stockholders
      For 2004, we had a net income attributable to common stockholders of $53.7 million compared to a net loss attributable to common stockholders of $211.6 million for 2003, representing a $265.3 million improvement. The $211.6 million net loss in 2003 included a $95.1 million loss for early retirement of debt that pertains to an aggregate of debt reduction and refinancing transactions totaling $1.1 billion (principal amount at maturity).

Liquidity and Capital Resources
      As of December 31, 2005, our cash and cash equivalents and short-term investments balance was approximately $165.0 million, a decrease of $99.6 million compared to the balance of $264.6 million as of December 31, 2004. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $265.0 million as of December 31, 2005. The $99.6 million decrease in our liquidity position from December 31, 2004 was, in part, a result of our additional capital spending and debt repayments offset by positive cash from operating activities, stock options exercised and proceeds from sale lease-back transactions.

Statement of Cash Flows Discussion

	?For the Year Ended
	December 31,

	2005	2004	$ Change	% Change

	(Dollars in thousands)
Net cash from operating activities	$379,812	$202,466	$177,346	88%
Net cash from investing activities	$(132,815)	$(131,620)	$(1,195)	(1)%
Net cash from financing activities	$(244,078)	$(45,982)	$(198,096)	(431)%
      For 2005, we generated $379.8 million in cash from operating activities, as compared to $202.5 million in cash for the same period in 2004. The $177.3 million increase in funds from operating activities was due to the following:

•	a $214.1 million increase in income generated from operating activities, excluding changes in current assets and liabilities; and

•	a $20.0 million increase in accounts payable, accrued expenses, other current liabilities, other current and long-term assets and advances to Nextel WIP due to the timing of payments; offset by

•	a $22.8 million increase in our on-hand subscriber equipment inventory due primarily to adding new phone models; and

•	a $34.0 million increase in our accounts receivable balance from customers due to 26% growth in number of subscribers in 2005 compared to the same period in 2004.
      Net cash used from investing activities for 2005 was $132.8 million compared to $131.6 million used for the same period in 2004. The $1.2 million increase in net cash used from investing activities was primarily due to:

•	a $77.0 million increase in capital expenditures as a result of adding 546 cell sites in 2005 compared to 478 cell sites during 2004; offset by

•	a $1.5 million net decrease in FCC licenses acquired and other investing activities; and

•	a $339.4 million decrease in purchases of short-term investments offset by a $265.1 million decrease in cash proceeds from the sale and maturities of short-term investments used to fund the increase in capital expenditures and to redeem the 12 1/2% senior discount notes due 2009 and refinance the tranche C term loan.
      Net cash used from financing activities for 2005 totaled $244.1 million compared to $46.0 million used in the same period in 2004. The $198.1 million increase in net cash from financing activities was due to:

•	a $174.6 million decrease in proceeds from refinancing the credit facility and issuing $25.0 million of 8 1/8% senior notes due 2011 in May 2004; and

•	a $67.7 million increase in cash used in 2005 for refinancing the credit facility, repurchase for cash in open market purchases of our 11% senior notes due 2010, and redemption of our outstanding 12 1/2% senior notes due 2009; offset by

•	a $28.6 million increase in proceeds from stock options exercised and employee purchases of stock;

•	a $13.5 million increase in proceeds from sale-leaseback transactions; and

•	a $2.1 million net decrease in debt and equity issuance costs and other financing activities.

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
      The following table provides details regarding our contractual obligations subsequent to December 31, 2005:

	Payments Due by Period

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term debt(1)	$—	$4,125	$193,810	$5,500	$5,500	$1,004,375	$1,213,310
Interest on long-term debt(2)	75,630	76,038	75,694	73,031	72,676	76,563	449,632
Operating leases	103,650	89,702	78,737	67,953	38,442	53,901	432,385
Capital lease obligations(3)	5,227	5,227	5,227	5,227	—	—	20,908
Purchase obligations(4)	292	—	—	—	—	—	292

Total contractual obligations	$184,799	$175,092	$353,468	$151,711	$116,618	$1,134,839	$2,116,527

(1)	Includes $550.0 million of the tranche D term loan outstanding as of December 31, 2005 and does not reflect the principal repayment of $50 million we made in March 2006.

(2)	Includes interest on the remaining $100 million in swaps of approximately ($832,000) for 2006. These amounts include estimated payments based on management’s expectation as to future interest rates.

(3)	Includes interest.

(4)	Included in the “Purchase obligations” caption above are minimum amounts due under our most significant agreements for telecommunication services required for back-office support. Amounts actually paid under some of these agreements may be higher due to variable components of these agreements. In addition to the amounts reflected in the table, we expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for amounts paid to Motorola for the years ended December 31, 2005 and 2004.

Sources of Funding
      To date, third-party financing activities and cash flow from operations have provided all of our funding. Listed below are the sources of funding, including our refinancing activities:

•	proceeds from cash equity contributions and commitments of $202.8 million in January and September of 1999;

•	the offering of 14% senior discount notes due 2009 for initial proceeds of $406.4 million in January 1999, less $167.7 million (principal amount at maturity) for the partial redemption of these notes in April 2000, $86.1 million (principal amount at maturity) repurchased for cash in May and June 2003, $375.8 million (principal amount at maturity) as of June 30, 2003 repurchased pursuant to a tender offer commenced in June 2003, $16.5 million (principal amount at maturity) and $4.8 million (principal amount at maturity) repurchased for cash in July 2003 and December 2003, respectively, and $1.8 million (principal amount at maturity) redeemed in March 2004;

•	term loans incurred in the aggregate principal amount of $375.0 million in January and September 1999 and January 2002, which we refinanced in May 2004 and increased to $700.0 million and reduced to $550.0 million in May 2005;

•	the contribution by Nextel WIP of FCC licenses valued at $178.3 million, in exchange for Class B common stock and Series B preferred stock in January and September 1999 and September 2000, less redemption of all the Series B preferred stock for $38.9 million in November 2003;

•	the contribution by Motorola of a $22.0 million credit to use against our purchases of Motorola-manufactured infrastructure equipment in exchange for Class A common stock, all of which had been used by December 31, 1999;

•	net proceeds from the sale of Class A common stock in our initial public offering of $510.8 million in February 2000;

•	the offering of 11% senior notes due 2010 for $200.0 million in March 2000 and an additional $200.0 million in 11% senior notes due 2010 in July 2000, less $22.6 million (principal amount at maturity) repurchased for cash in August 2003, $10.5 million (principal amount at maturity) repurchased for cash in March 2004, $355.8 million (principal amount at maturity) repurchased for cash through a tender offer that expired in May 2004 and $1.2 million (principal amount at maturity) repurchased for cash in April 2005;

•	the offering of 12 1/2% senior discount notes due 2009 for $210.4 million in December 2001, less $11.1 million (principal amount at maturity) repurchased for cash in August 2003, redemption of $67.7 million (principal amount at maturity) in December 2003 and redemption of $146.2 million (principal amount at maturity) in November 2005;

•	net proceeds totaling $28.0 million from the sale of switches in Kentucky and Florida in July and October 2002;

•	cancellation of existing indebtedness in November and December 2002 and January and February 2003 in the aggregate amount of $45.0 million (principal amount at maturity) in exchange for the issuance of shares of our Class A common stock;

•	the offering of 1 1/2% convertible senior notes due 2008 for $150.0 million in May 2003 and an additional $25.0 million in June 2003 pursuant to the exercise of an over-allotment option held by the initial purchasers of the notes, less $88.3 million conversions during 2005;

•	the offering of 8 1/8% senior notes due 2011 for $450.0 million in June 2003 and an additional $25.0 million in May 2004 for proceeds of $24.6 million;

•	the offering of 1 1/2% convertible senior notes due 2008 for $125.0 million in August 2003, less $23.4 million conversions during 2005; and

•	net proceeds of $104.5 million from our sale of Class A common stock in November 2003.
      Our funding sources from debt are described below in more detail:

Bank Credit Facility
      On May 23, 2005, OPCO refinanced its existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. JPMorgan Chase & Co. acted as sole bookrunner and arranger on the transaction. The new credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche D term loan. The tranche D term loan matures on May 31, 2012. The revolving credit facility will terminate on the last business day falling on or nearest to November 30, 2009. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche D term loan. As of December 31, 2005, $550.0 million of the tranche D term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The borrowings under the new term loan were used along with company funds to repay OPCO’s existing tranche C term loan.
      The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2005, the interest rate on the tranche D term loan was 5.91%.
      Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to pay dividends and incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. The credit facility does not restrict the sale of our outstanding shares of Class A common stock to Nextel WIP, as approved by our Class A common stockholders on October 24, 2005 following the merger of Nextel with Sprint. In addition, we are not required to obtain the consent of the lenders under our credit facility prior to completing the sale of our outstanding shares of Class A common stock to Nextel WIP.

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

11% Senior Notes Due 2010
      On March 10, 2000, we issued $200.0 million of 11% senior notes due 2010, and on July 27, 2000, we issued an additional $200.0 million of 11% senior notes due 2010, each in a private placement. We subsequently exchanged all of the March 2000 and July 2000 notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 11% per annum, payable semi-annually in cash in arrears on March 15 and September 15 of each year, which commenced on September 15, 2000. In November 2002 we exchanged $10.0 million (principal amount at maturity) of the notes for shares of our Class A common stock. During August 2003 and March 2004, we repurchased for cash $22.6 million and $10.5 million (principal amounts at maturity), respectively, of our 11% senior notes due 2010 in open-market purchases for $25.0 million and $11.8 million, respectively, including accrued interest. On April 28, 2004, we commenced a tender offer and consent solicitation relating to all of our outstanding 11% senior notes due 2010. In connection with the tender offer, which expired on May 25, 2004, we purchased approximately $355.8 million (principal amount at maturity) of the 11% senior notes due 2010 for approximately $406.6 million including accrued interest. During April 2005, we redeemed the remaining $1.2 million (principal amount at maturity) of our outstanding 11% senior notes due 2010.

12 1/2% Senior Discount Notes Due 2009
      On December 4, 2001 we issued in a private placement $225.0 million of 12 1/2% senior discount notes due 2009. These notes were issued at a discount to their aggregate principal amount at maturity and generated aggregate gross proceeds to us of approximately $210.4 million. We subsequently exchanged all of these 12 1/2% senior discount notes due 2009 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 12 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on May 15, 2002. During August 2003, we repurchased for cash $11.1 million (principal amount at maturity) of our 12 1/2% senior discount notes due 2009 in open-market purchases. On December 31, 2003 we completed the redemption of $67.7 million (principal amount at maturity) of the notes outstanding with net proceeds from our public offering in November 2003. On November 15, 2005 we redeemed the remaining $146.2 million (principal amount at maturity) of our 12 1/2% senior discount notes for a total redemption price of $164.5 million.

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
      On May 19, 2004, we issued an additional $25.0 million of 8 1/8% senior notes due 2011 under a separate indenture in a private placement for proceeds of $24.6 million. We subsequently exchanged all of these 8 1/8% senior notes for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semi-annually in cash in arrears on January 1 and July 1 of each year, which commenced on July 1, 2004. The proceeds were used to fund a portion of the purchase of the 11% senior notes due 2010 in our tender offer. Our obligations under the indentures governing our 8 1/8% senior notes shall continue following the closing of the put transaction with Sprint Nextel.

1 1/2% Convertible Senior Notes Due 2008
      On May 13, 2003, we closed a private placement of $150.0 million of 1 1/2% convertible senior notes due 2008. On June 11, 2003, we closed a private placement of an additional $25.0 million of these notes pursuant to the exercise of an over-allotment option held by the initial purchasers of these notes, increasing the total proceeds to $175.0 million. At the option of the holders or upon change of control, the notes are convertible into shares of our Class A common stock at an initial conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of December 31, 2005, $88.3 million of these 1 1/2% convertible senior notes due 2008 had been converted into 11,642,918 shares of our Class A common stock.
      On August 6, 2003, we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders or upon change of control, the notes are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of December 31, 2005, $23.4 million of these 1 1/2% convertible senior notes due 2008 had been converted into 1,834,357 shares of our Class A common stock.
      Pursuant to the put right set forth in our charter, Sprint Nextel has an obligation to purchase all of our outstanding shares of Class A common stock, which will constitute a “fundamental change” under the indentures governing our outstanding 1 1/2% convertible senior notes due 2008. As a result, each holder of our outstanding 1 1/2% convertible senior notes due 2008 will have the right, at each such holder’s option, to require us to redeem all of such holder’s notes subsequent to the closing of the put transaction at a redemption price equal to 100% of the principal amount thereof, together with accrued interest to, but excluding, the redemption date.
      As discussed in more detail in Item 1A, “Risk Factors,” if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.
      In the future, we may opportunistically repurchase additional outstanding notes if the financial terms are sufficiently attractive.

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

Accounts Receivable
      Accounts receivable are recorded at the invoiced amount and include late payment fee charges for unpaid balances. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses that will occur in our existing accounts receivable balance. We review our allowance for doubtful accounts monthly. We determine the allowance based on the age of the balances and our experience of collecting on certain account types such as corporate, small business, government, consumer or education, and also, in some cases, the credit classification of the customer. Account balances are charged off against the allowance after all means of collection have been exhausted internally and the potential for recovery is considered remote or delegated to a third-party collection agency.

Subscriber Equipment Inventory
      Subscriber equipment is valued at the lower of cost or market. Cost for the equipment is determined by the weighted average method. Equipment costs in excess of the revenue generated from equipment sales, or equipment subsidies, are expensed at the point of sale. We do not recognize the expected equipment subsidy prior to the point of sale due to the fact that we expect to recover the equipment subsidy through service revenues and the marketing decision to sell the equipment at less than cost is confirmed at the point of sale.

Capitalization and Depreciation of Fixed Assets
      Our business is inherently capital intensive due to the build out and continual expansion of our digital network. Thus, we record our system (digital network) and non-system fixed assets, including improvements that extend useful lives, at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization are computed using the straight-line method with estimated useful lives of up to 31 years for cell site shelters, three to ten years for digital mobile network equipment, and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lease term or the useful lives of the improvements. As we continue to track the utilization of our system and non-system fixed assets, we may find that the actual economic lives may be different than our estimated useful lives, thus resulting in different carrying values of our fixed assets or property, plant and equipment. This could also result in a change of our depreciation expense in future periods. To date, we have not changed the estimated useful lives that we employ, but we will continue to conduct periodic evaluations to confirm that they are appropriate, taking into consideration such factors as changes in our technology and the industry.
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

Leases
      We lease various cell sites, equipment and office and retail facilities under operating leases. Leases for cell sites are typically five years with renewal options. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years. Certain costs related to our cell sites are depreciated over a ten-year period on a straight-line basis, which represents the lesser of the lease term or economic life of the asset. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured. Office facilities and equipment are leased under agreements with terms ranging from one month to twenty years. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

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
      During the third quarter of 2005, we acquired intangible assets related to an immaterial asset acquisition that are subject to straight-line amortization over a 24-month term. In addition, we recorded goodwill for which we will perform an annual asset impairment analysis.
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
      We have determined that FCC licenses have indefinite lives; therefore, as of January 1, 2002, we no longer amortize the cost of these licenses. We performed an annual asset impairment analysis on our FCC licenses in accordance with SFAS No. 142 and to date we have determined there has been no impairment related to our FCC licenses as the fair values of the licenses are greater than their carrying values. For our impairment analysis, we used the aggregate of all our FCC licenses, which constitutes the footprint of our portion of the Nextel Digital Wireless Network, as the unit of accounting for our FCC licenses based on the guidance in Emerging Issues Task Force (“EITF”) Issue No. 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” to estimate the fair value of our licenses using a discounted cash flow model. The estimates that we use in the cash flow model were based on our long-range cash flow projections, discounted at our corporate weighted average cost of capital. The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses may result in different values for our FCC licenses and any related impairment charge.

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
      Based on our cumulative operating results through September 30, 2005 and an assessment of our expected future operations, we concluded as of September 30, 2005 that it was more likely than not that we would be able to realize certain tax benefits of our net operating loss carryforwards. Therefore, we decreased a significant portion of the valuation allowance attributable to our net operating loss carryforwards as a credit to tax expense in the third quarter of 2005.
      Significant changes in our assessment of the future realization of our deferred tax assets would require us to reconsider the need for a valuation allowance associated with the deferred tax assets in amounts that could be material. The valuation allowance balance as of December 31, 2005 of approximately $10.5 million is comprised primarily of the tax effect of state net operating losses incurred in prior years for which an allowance is still required.

Asset Retirement Obligations
      During 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, we have ARO associated with our removal of equipment from the cell sites and towers that we lease from third parties.

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

Interest Rate Risk Management
      See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” below for a full description on our interest rate risk management policy.

Recently Issued Accounting Pronouncements
      See “Note 1 — Operations and Significant Accounting Policies” in the notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a full description of recently issued accounting pronouncements.

Related Party Transactions
      See Item 13, “Certain Relationships and Related Transactions” for a full description of our related party transactions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      We are subject to market risks arising from changes in interest rates. Our primary interest rate risk results from changes in LIBOR or the prime rate, which are used to determine the interest rate applicable to the term loan of OPCO under our credit facility. Our potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate of all our variable rate obligations would be approximately $4.0 million.
      As of December 31, 2005, we had 8 1/8% senior notes due 2011 and 1 1/2% convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.
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

Non-Cash Flow Hedging Instruments
      In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004 and 2005, the $60 million and $50 million, respectively, interest rate swap agreements expired in accordance with their original terms and paid approximately $639,000 and $520,000, respectively, for the final settlement. We did not record any realized gain or loss with this expiration since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.
      For the years ended December 31, 2005 and 2004, we recorded non-cash, non-operating gains of approximately $1.1 million and $3.4 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

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
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we must perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at December 31, 2005 was included in other current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at December 31, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during 2005 or 2004.
      In January 2006, we cancelled $100 million of these interest rate swap agreements, which will be accounted for in the first quarter of 2006.
      A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of December 31, 2005 follows:

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt obligations:
Fixed-rate debt	$—	$—	$188,310	$—	$—	$475,000	$663,310	$1,050,064
Average interest rate	6.2%	6.2%	6.4%	8.1%	8.1%	8.1%	7.0%
Variable-rate debt(1)	$—	$4,125	$5,500	$5,500	$5,500	$529,375	$550,000	$550,000
Average interest rate (LIBOR + 1.5%)

(1)	As of December 31, 2005, variable-rate debt consisted of our bank credit facility. The bank credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans and does not reflect the principal repayment of $50 million we made in March 2006. The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margin. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2005, the average interest rate on the tranche D term loan was 5.91%.
      Aggregate notional amounts associated with interest rate swaps in place as of December 31, 2005 were as follows (listed by maturity date):

								Fair Value
	2006	2007	2008	2009	2010	Thereafter	Total	Asset

	(Dollars in thousands)
Interest rate swaps:
Notional amount(1)	$200,000	$—	$—	$—	$—	$—	$200,000	$1,671
Weighted-average fixed rate payable(2)	3.5%	—	—	—	—	—
Weighted-average fixed rate receivable(3)	—	—	—	—	—	—

(1)	Includes notional amounts of $200.0 million that will expire in August 2006. In January 2006, we cancelled $100 million of the interest rate swap agreements.

(2)	Represents the weighted-average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

(3)	The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2005, the interest rate on the tranche D term loan was 5.91%.

Item 8.	Financial Statements and Supplementary Data
NEXTEL PARTNERS, INC. AND SUBSIDIARIES

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

	(Dollars in thousands,
	except per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,403	$147,484
Short-term investments	14,624	117,095
Accounts and notes receivable, net of allowance $27,267 and $15,874, respectively	265,720	190,954
Subscriber equipment inventory	98,003	49,595
Deferred current income taxes	78,027	—
Prepaid expenses	18,560	21,175
Other current assets	19,529	10,213

Total current assets	644,866	536,516

PROPERTY, PLANT AND EQUIPMENT, at cost	1,744,633	1,546,685
Less — accumulated depreciation and amortization	(665,583)	(503,967)

Property, plant and equipment, net	1,079,050	1,042,718

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	376,254	375,470
Deferred non-current income taxes	181,252	—
Debt issuance costs and other, net of accumulated amortization of $7,575 and $6,456, respectively	10,909	20,995
Goodwill	1,514	—
Other intangible assets, net of accumulated amortization of $22 and $0, respectively	83	—

Total non-current assets	570,012	396,465

TOTAL ASSETS	$2,293,928	$1,975,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84,024	$82,833
Accrued expenses and other current liabilities	117,446	115,447
Due to Nextel WIP	6,962	7,379

Total current liabilities	208,432	205,659

LONG-TERM OBLIGATIONS:
Long-term debt	1,226,608	1,632,518
Deferred income taxes	—	53,964
Other long-term liabilities	39,691	32,243

Total long-term obligations	1,266,299	1,718,725

TOTAL LIABILITIES	1,474,731	1,924,384

COMMITMENTS AND CONTINGENCIES (See Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred stock, par value $.001 per share, 13,110,000 shares authorized, no shares outstanding	—	—
Common stock, Class A, par value $.001 per share, 500,000,000 shares authorized, 200,072,729 and 181,557,105 shares, respectively, issued and outstanding, and paid-in capital	1,190,586	1,029,193
Common stock, Class B, par value $.001 per share convertible, 600,000,000 shares authorized, 84,632,604 shares, issued and outstanding, and paid-in capital	172,697	172,697
Accumulated deficit	(545,454)	(1,150,806)
Deferred compensation	(64)	(440)
Accumulated other comprehensive income	1,432	671

Total stockholders’ equity	819,197	51,315

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,293,928	$1,975,699

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except per share amounts)
REVENUES:
Service revenues (earned from Nextel WIP $211,628, $158,710 and $115,894, respectively)	$1,695,017	$1,291,352	$964,386
Equipment revenues	106,634	85,784	60,826

Total revenues	1,801,651	1,377,136	1,025,212

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $137,488, $121,644 and $109,572, respectively) (incurred from Nextel WIP $139,928, $117,491 and $96,612; American Tower $11,784, $10,866 and $10,381 and Sprint Nextel $1,452, $0, $0, respectively)	432,248	361,059	322,475
Cost of equipment revenues	178,261	152,557	121,036
Selling, general and administrative (incurred from Nextel WIP $40,672, $22,140 and $13,292 and Sprint Nextel $327, $0, $0, respectively)	615,944	492,335	402,300
Stock based compensation (primarily selling, general and administrative related)	639	755	1,092
Depreciation and amortization	170,133	149,708	135,417

Total operating expenses	1,397,225	1,156,414	982,320

INCOME FROM OPERATIONS	404,426	220,722	42,892
Interest expense, net of capitalized interest	(94,901)	(106,500)	(152,294)
Interest income	7,759	2,891	2,811
Loss on early retirement of debt	(17,707)	(54,971)	(95,093)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	299,577	62,142	(201,684)
Income tax (provision) benefit	305,775	(8,396)	(7,811)

NET INCOME (LOSS)	605,352	53,746	(209,495)
Mandatorily redeemable preferred stock dividends	—	—	(2,141)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$605,352	$53,746	$(211,636)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Basic	$2.24	$0.20	$(0.84)

Diluted	$1.96	$0.19	$(0.84)

Weighted average number of shares outstanding
Basic	270,462,109	263,670,839	252,439,876

Diluted	309,439,683	304,985,247	252,439,876

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the Years Ended December 31, 2003, 2004 and 2005

			Class B Common
	Class A Common Stock		Stock and Paid-In				Accumulated
	and Paid-In Capital		Capital				Other
					Accumulated	Deferred	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Compensation	Income	Totals

	(Dollars in thousands)
BALANCE	170,797,589	$897,756	79,056,228	$163,312	$(992,916)	$(1,245)	$—	$66,907
Series B redeemable preferred stock dividend	—	—	—	—	(2,141)	—	—	(2,141)
Net Loss	—	—	—	—	(209,495)	—	—	(209,495)
Issuance of stock options and restricted stock	50,000	1,688	—	—	—	(1,188)	—	500
Conversion of long-term debt to common stock, net	1,076,000	6,896	—	—	—	—	—	6,896
Vesting of deferred compensation	—	—	—	—	—	1,092	—	1,092
Stock options exercised	921,192	3,512	—	—	—	—	—	3,512
Stock issued for employee stock purchase plan	341,653	1,799	—	—	—	—	—	1,799
Class A common stock issued, net of equity issuance costs	10,000,000	103,725	—	—	—	—	—	103,725

BALANCE
December 31, 2003	183,186,434	$1,015,376	79,056,228	$163,312	$(1,204,552)	$(1,341)	$—	$(27,205)
Net Income	—	—	—	—	53,746	—	—	53,746
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge, net of tax of $0	—	—	—	—	—	—	671	671

Comprehensive Income								54,417

Forfeitures of deferred compensation	—	(265)	—	—	—	265	—	—
Class A common stock acquired by Nextel WIP	(5,576,376)	(9,385)	5,576,376	9,385	—	—	—	—
Vesting of deferred compensation	—	—	—	—	—	755	—	755
Modification of stock options	—	119	—	—	—	(119)	—	—
Stock options exercised	3,743,441	20,816	—	—	—	—	—	20,816
Stock issued for employee stock purchase plan	203,606	2,532	—	—	—	—	—	2,532

BALANCE
December 31, 2004	181,557,105	$1,029,193	84,632,604	$172,697	$(1,150,806)	$(440)	$671	$51,315
Net Income	—	—	—	—	605,352	—	—	605,352
Other comprehensive income, net of tax:
Unrealized gain on investments, net of tax of $21	—	—	—	—	—	—	33	33
Unrealized gain on cash flow hedge, net of tax of $888	—	—	—	—	—	—	728	728

Comprehensive Income								606,113

Vesting of deferred compensation	—	—	—	—	—	588	—	588
Restricted stock grant	10,000	212	—	—	—	(212)	—	—
Conversion of long-term debt to common stock, net	13,477,275	109,582	—	—	—	—	—	109,582
Stock options exercised	4,887,668	48,869	—	—	—	—	—	48,869
Stock issued for employee stock purchase plan	140,681	2,730	—	—	—	—	—	2,730
BALANCE
December 31, 2005	200,072,729	$1,190,586	84,632,604	$172,697	$(545,454)	$(64)	$1,432	$819,197

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$605,352	$53,746	$(209,495)
Adjustments to reconcile net income (loss) to net cash from operating activities
Deferred income tax provision (benefit)	(314,177)	8,396	7,811
Depreciation and amortization	170,133	149,708	135,417
Amortization of debt issuance costs	3,347	3,888	5,173
Interest accretion for senior discount notes	—	20	28,975
Bond discount amortization	990	980	1,252
Loss on early retirement of debt	17,707	54,971	95,093
Fair value adjustments of derivative instruments and investments	(2,263)	(4,018)	(4,100)
Stock based compensation	639	755	1,092
Other, net	1,178	279	3,416
Changes in current assets and liabilities:
Accounts and notes receivable, net	(74,766)	(40,735)	(19,760)
Subscriber equipment inventory	(48,394)	(25,588)	(7,594)
Other current and long-term assets	(2,475)	(12,482)	(3,894)
Accounts payable, accrued expenses and other current liabilities	23,122	14,954	52,853
Operating advances due to (from) Nextel WIP	(581)	(2,408)	915

Net cash from operating activities	379,812	202,466	87,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(233,853)	(156,843)	(179,794)
FCC licenses	(669)	(3,873)	(16,026)
Proceeds from maturities of short-term investments	139,703	107,985	58,253
Proceeds from sales of short-term investments	19,660	316,499	1,205,104
Purchases of short-term investments	(55,994)	(395,388)	(1,282,041)
Other	(1,662)	—	—

Net cash from investing activities	(132,815)	(131,620)	(214,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	550,000	724,565	1,125,000
Stock options exercised	48,869	20,453	3,512
Proceeds from stock issued for employee stock purchase plan	2,730	2,532	1,799
Proceeds from sale lease-back transactions	15,439	1,939	6,860
Debt repayments	(856,612)	(788,909)	(1,034,930)
Capital lease payments	(3,499)	(3,209)	(2,617)
Class A common stock issued	—	—	104,500
Debt and equity issuance costs	(1,005)	(3,353)	(21,676)

Net cash from financing activities	(244,078)	(45,982)	182,448

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,919	24,864	55,098
CASH AND CASH EQUIVALENTS, beginning of year	147,484	122,620	67,522

CASH AND CASH EQUIVALENTS, end of year	$150,403	$147,484	$122,620

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$4,615	$—	$—

Capitalized interest on accretion of senior discount notes	$—	$—	$379

Accretion of mandatorily redeemable preferred stock dividends	$—	$—	$2,141

Retirement of long-term debt with common stock	$111,690	$—	$6,973

Cash paid for interest, net of capitalized amount	$95,167	$114,815	$103,485

See accompanying notes to consolidated financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the Years Ended December 31, 2005, 2004 and 2003

1.	OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business
      Nextel Partners provides a wide array of digital wireless communications services throughout the United States, primarily to business users, utilizing frequencies licensed by the Federal Communications Commission (“FCC”). Our operations are primarily conducted by Nextel Partners Operating Corp. (“OPCO”), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating income (losses) and cash flows are within OPCO and our other wholly owned subsidiaries.
      Our digital network (“Nextel Digital Wireless Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (“Motorola”) (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted towards mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Sprint Nextel Corporation (“Sprint Nextel”) following the merger of Nextel Communications, Inc. (“Nextel”) and Sprint Corporation (“Sprint”) on August 12, 2005, govern the support services to be provided to us by Nextel WIP (see Note 11).
      The merger constituted a Nextel sale pursuant to our charter. On October  24, 2005 our Class A common stockholders voted to exercise the put right, as defined in our charter, to require Nextel WIP to purchase all our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The transaction is subject to the customary regulatory approvals, including review by the FCC and review under the Hart-Scott-Rodino Act, and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock. These financial statements relate only to Nextel Partners, Inc. and its subsidiaries prior to the consummation of the transaction.

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
      As discussed in Note 11, we rely on Nextel WIP for the provision of certain services. For the foreseeable future, we intend to continue to rely on Nextel WIP for the provision of these services, as we will not have the infrastructure to support those services. We may begin to build the infrastructure needed to support some or all of these services to the extent that Nextel WIP will no longer provide them to us as a result of the merger between Sprint and Nextel. To the extent that Nextel WIP’s failure or refusal to provide us with these services is a violation of our joint venture or other agreements with Nextel WIP, we will pursue appropriate legal and equitable remedies available to us.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

Net Income (Loss) per Share Attributable to Common Stockholders, Basic and Diluted
      In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plan and outstanding unvested restricted stock using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes using the if-converted method.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following schedule is our net income (loss) per share attributable to common stockholders calculation for the periods indicated:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands, except share and per share
	amounts)
Income (loss) attributable to common stockholders (numerator for basic)	$605,352	$53,746	$(211,636)
Effect of dilutive securities:
Convertible Senior Notes	2,494	4,500	—

Adjusted Income (loss) attributable to common stockholders (numerator for diluted)	$607,846	$58,246	$(211,636)

Gross weighted average common shares outstanding	270,535,369	263,807,868	252,609,931
Less: Weighted average shares subject to repurchase	(73,260)	(137,029)	(170,055)

Weighted average common shares outstanding — basic (denominator for basic)	270,462,109	263,670,839	252,439,876
Effect of dilutive securities:
Stock options	7,387,544	8,338,967	—
Convertible Senior Notes	31,527,391	32,872,584	—
Restricted stock (unvested)	62,639	102,857	—

Weighted average common shares outstanding — diluted (denominator for diluted)	309,439,683	304,985,247	252,439,876

Net income (loss) per share attributable to common stockholders, basic	$2.24	$0.20	$(0.84)

Net income (loss) per share attributable to common stockholders, diluted	$1.96	$0.19	$(0.84)

      For the years ended December 31, 2005 and 2004, approximately 11,500 and 2.8 million options, respectively, were excluded from the calculation of diluted earnings per common share as their exercise prices exceeded the average market price of our class A common stock.
      For the year ended December 31, 2003, approximately 32.9 million shares issuable upon the assumed conversion of our 1 1/2% senior convertible notes, 170,000 shares of restricted stock and approximately 18.2 million options were excluded from the calculation of common equivalent shares, as their effects were antidilutive.

Cash and Cash Equivalents
      Cash equivalents include time deposits and highly liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments
      Marketable debt and equity securities with original purchase maturities greater than three months are classified as short-term investments. We classify our investment securities as available-for-sale because the securities are not intended to be held-to-maturity and are not held principally for the purpose of selling them in the near term. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The fair value of our investment securities by type at December 31, 2005 and 2004 were as follows:

	As of December 31,

	2005	2004

	(In thousands)
U.S. government agency securities	$5,069	$87,241
Commercial paper	4,557	9,213
Corporate notes and bonds	4,365	—
Other	633	—
Other asset backed securities	—	15,939
U.S. Treasury securities	—	3,001
Auction rate securities	—	1,701

Total short-term investments	$14,624	$117,095

      These investments are subject to price volatility associated with any interest-bearing instrument. Net realized gains/(losses) during the years ended December 31, 2005, 2004 and 2003 were approximately $(98,000), $68,000 and $258,000, respectively, and were included in interest income. Net unrealized holding gains for the year ended December 31, 2005 were approximately $33,000, net of tax, and were included in other comprehensive income. There were no amounts reclassified into current earnings during 2005. For the years ended December 31, 2004 and 2003, unrealized holding gains/(losses) were approximately $(137,000) and $149,000, respectively, and were included in interest income because such securities were designated as trading securities.
      The contractual maturities for the agency securities were an average of approximately 12 months as of December 31, 2005 and 10 months as of December 31, 2004. The contractual maturities for corporate notes and bonds were an average of seven months as of December 31, 2005. The contractual maturities for the U.S. Treasuries were an average of approximately 13 months as of December 31, 2004. As of December 31, 2005 and 2004, the commercial paper contractual maturities were an average of approximately four months.

Accounts Receivable
      Accounts receivable are recorded at the invoiced amount and include late payment fee charges for unpaid balances. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses that will occur in our existing accounts receivable balance. We review our allowance for doubtful accounts monthly. We determine the allowance based on the age of the balances and our experience of collecting on certain account types such as corporate, small business, government, consumer or education, and also, in some cases, the credit classification of the customer. Account balances are charged off against the allowance after all means of collection have been exhausted internally and the potential for recovery is considered remote or delegated to a third-party collection agency.

Subscriber Equipment Inventory
      Subscriber equipment is valued at the lower of cost or market. Cost for the equipment is determined by the weighted average method. Equipment costs in excess of the revenue generated from equipment sales, or equipment subsidies, are expensed at the point of sale. We do not recognize the expected equipment subsidy prior to the point of sale due to the fact that we expect to recover the equipment subsidy through service revenues and the marketing decision to sell the equipment at less than cost is confirmed at the point of sale.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Property, Plant and Equipment
      Property, plant and equipment, including the assets under capital lease and improvements that extend useful lives, are recorded at cost, while maintenance and repairs are charged to operations as incurred. Depreciation and amortization, including the assets under capital lease, are computed using the straight-line method based on estimated useful lives of up to thirty-one years for cell site shelters, three to ten years for equipment and three to seven years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the respective lease term or the useful lives of the improvements.
      We follow the Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs are amortized over three years, with the exception of the costs pertaining to our billing system, which is amortized over the term of the license. As of December 31, 2005 and 2004, we had a net book value of $19.7 million and $22.7 million, respectively, of capitalized software costs. During the years ended December 31, 2005, 2004 and 2003, we recorded $8.5 million, $7.7 million and $7.1 million, respectively, in amortization expense for capitalized software.
      Construction in progress includes labor, materials, transmission and related equipment, engineering, site design, interest and other costs relating to the construction and development of our digital mobile network. Assets under construction are not depreciated until placed into service.
      Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our network system, which includes the grouping of all our assets required to operate our portion of the Nextel Digital Wireless Network and provide service to our customers. We base this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, none of the above triggering events has resulted in any material impairment charges.

Sale-Leaseback Transactions
      We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During 2005, 2004 and 2003 we received cash proceeds of approximately $15.4 million, $1.9 million and $6.9 million, respectively, for assets sold to third parties. Gains on sale-leaseback transactions are deferred and recognized over the lease term. Losses are recognized immediately into current earnings.

Capitalized Interest
      Our wireless communications systems and FCC licenses represent qualifying assets pursuant to SFAS No. 34, “Capitalization of Interest Cost.” For the years ended December 31, 2005, 2004 and 2003, we capitalized interest of approximately $1.6 million, $1.2 million and $1.7 million, respectively.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Leases
      We lease various cell sites, equipment and office and retail facilities under operating leases. Leases for cell sites are typically five years with renewal options. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years. Certain costs related to our cell sites are depreciated over a ten-year period on a straight-line basis, which represents the lesser of the lease term or economic life of the asset. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured. Office and retail facilities and equipment are leased under agreements with terms ranging from one month to twenty years. Leasehold improvements are amortized over the shorter of the respective lease term or the useful lives of the improvements.

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
      During the third quarter of 2005, we acquired $105,000 of intangible assets related to an immaterial asset acquisition that are subject to straight-line amortization over a 24-month term. In addition, we recorded $1.5 million in goodwill for which we will perform an annual asset impairment analysis.
      For the year ended December 31, 2005, we recorded amortization expense of approximately $22,000. We estimate amortization expense for fiscal years ending December 31, 2006 and 2007 to be approximately $52,000 and $31,000, respectively.

	As of

	December 31,	December 31,
	2005	2004

	(In thousands)
Other intangible assets subject to amortization	$105	$—
Less — accumulated amortization	(22)	—

Total intangible assets subject to amortization	$83	$—

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

Non-Cash Flow Hedging Instruments
      In April 1999 and 2000, we entered into interest rate swap agreements for $60 million and $50 million, respectively, to partially hedge interest rate exposure with respect to our term B and C loans. In April 2004 and 2005, the $60 million and $50 million, respectively, interest rate swap agreements expired in accordance with its original terms and paid approximately $639,000 and $520,000, respectively, for the final settlement. We did not record any realized gain or loss with this expiration since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.
      For the years ended December 31, 2005, 2004 and 2003, we recorded non-cash, non-operating gains of $1.1 million, $3.4 million and $4.1 million, respectively, related to the change in market value of the interest rate swap agreements in interest expense.

Cash Flow Hedging Instruments
      In September 2004 we entered into a series of interest rate swap agreements for $150 million, which has the effect of converting certain of our variable interest rate loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 and expiring August 31, 2006. The term C loan obligation was replaced with the refinancing of our credit facility in May 2005; however, we maintained the existing swap agreements.
      These interest rate swap agreements qualify for cash flow accounting under SFAS 133. Both at inception and on an ongoing basis we must perform an effectiveness test using the change in variable cash flows method. In accordance with SFAS 133, the fair value of the swap agreements at December 31, 2005 was included in other current assets on the balance sheet. The change in fair value was recorded in accumulated other comprehensive income on the balance sheet since the instruments were determined to be perfectly effective at December 31, 2005. There were no amounts reclassified into current earnings due to ineffectiveness during 2005 or 2004.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In January 2006 we cancelled $100 million of these interest rate swap agreements, which will be accounted for in the first quarter of 2006.
      See Note 6, Fair Value of Financial Instruments.

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
      For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the years ended December 31, 2005, 2004 and 2003 were $21.3 million, $13.4 million and $6.7 million, respectively.
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
      For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the years ended December 31, 2005, 2004 and 2003, we recognized $13.5 million, $24.0 million and $29.7 million, respectively, of activation fees and handset equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amount)
Service revenues	$1,692,981	$1,287,604	$963,380

Equipment revenues	$95,207	$65,526	$55,393

Cost of equipment revenues	$164,798	$128,551	$114,597

Income (Loss) attributable to common stockholders	$605,352	$53,746	$(211,636)

Income (Loss) per share attributable to common stockholders, basic	$2.24	$0.20	$(0.84)

Income (Loss) per share attributable to common stockholders, diluted	$1.96	$0.19	$(0.84)

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Advertising Costs
      Costs related to advertising and other promotional expenditures are expensed as incurred. Advertising costs totaled approximately $75.2 million, $57.0 million and $39.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, as of December 31, 2005 and 2004, prepaid expenses included $1.7 million and $1.0 million, respectively, of prepaid advertising costs.

Debt Issuance Costs
      In relation to the issuance of long-term debt discussed in Note 5, we incurred a cumulative total of $24.8 million, $43.2 million and $61.8 million in deferred financing costs as of December 31, 2005, 2004 and 2003, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation. For the years ended December 31, 2005, 2004 and 2003, $3.3 million, $3.9 million and $5.2 million of debt issuance costs, respectively, were amortized and included in interest expense.
      For the year ended December 31, 2005, we wrote off $4.6 million in net deferred financing costs related to our repurchase for cash of our remaining 11% senior notes and 12 1/2% senior notes, the conversion of 1 1/2% convertible notes and the repayment by us on our borrowings under our tranche C term loan. The amount related to the conversion of our 1 1/2% convertible notes is recorded in equity.
      For the year ended December 31, 2004, we wrote off $9.8 million in net deferred financing costs related to our repurchase for cash of our remaining 14% senior discount notes and 11% senior notes and the repayment by us of our borrowings under our tranche B term loan.

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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As required by SFAS No. 148, had compensation cost been determined based upon the fair value of the awards granted in 2005, 2004 and 2003 our net income (loss) and basic and diluted income (loss) per share would have changed to the pro forma amounts indicated below:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share amounts)
Net income (loss), as reported	$605,352	$53,746	$(211,636)
Add: stock-based employee compensation expense included in reported net income (loss), net of tax of $248, $0 and $0, respectively	391	755	1,092
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax of $14,167, $0 and $0, respectively	(22,337)	(24,523)	(25,248)
Add: prior period’s tax effects	16,472	—	—

As adjusted, net income (loss)	$599,878	$29,978	$(235,792)

Basic income (loss) per share attributable to common stockholders:
As reported	$2.24	$0.20	$(0.84)

As adjusted	$2.22	$0.11	$(0.93)

Diluted income (loss) per share attributable to common stockholders:
As reported	$1.96	$0.19	$(0.84)

As adjusted	$1.96	$0.11	$(0.93)

Weighted average fair value per share of options granted	$7.64	$8.37	$4.84

      The fair value of each option grant and employee stock purchase is estimated on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 148 using the following assumptions:

	2005	2004	2003

Expected stock price volatility	30% - 43%	50% - 70%	74% - 85%
Risk-free interest rate	3.7% - 4.3%	3.1% - 3.4%	3.6% - 3.8%
Expected life in years — option grants	4 years	4-5 years	6 years
Expected life in years — employee
stock purchase plan	.25 years	.25 years	.25 years
Expected dividend yield	0.00%	0.00%	0.00%
      The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.
      The fair value of each restricted stock grant is based on the market value on the date of the grant.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Income Taxes
      We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory rates in effect for the year in which the differences are expected to reverse. Pursuant to the provisions of SFAS No. 109, “Accounting For Income Taxes,” we provide valuation allowances for deferred tax assets for which we do not consider realization of such assets to be more likely than not. See Note 7, Income Taxes.

Segment Reporting
      SFAS No. 131 requires companies to disclose certain information about operating segments. Based on the criteria within SFAS No. 131, we have determined that we have one reportable segment: wireless services.

Reclassifications
      Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

Asset Retirement Obligations
      During 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement obligations (“ARO”). Under the scope of this pronouncement, we have ARO associated with our removal of equipment from the cell sites and towers that we lease from third parties. The ARO liability was approximately $177,000 and $184,000 as of December 31, 2005 and 2004, respectively.

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
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded APB No. 25, “Accounting for Stock Issued to Employees.” We will continue to apply the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25 and provide the disclosures as required by SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” until SFAS No. 123R becomes effective (for full fiscal years ending after June 15, 2005, which is January 1, 2006 for us). Upon implementation of SFAS No. 123R, we will recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We expect our stock-based compensation expense to increase by approximately $20.1 million and will not recognize a deferred compensation component in equity upon adoption of SFAS No. 123R. In March 2005, the SEC issued SAB No. 107, “Share Based Payment,” and throughout 2005 the FASB issued FASB Staff Positions FAS 123(R)-1, FAS 123(R)-2 and FAS 123(R)-3 which provided additional guidance for adoption of SFAS No. 123R and are also effective for us January 1, 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets,” which requires nonmonetary exchanges to be accounted for at fair value. SFAS No. 153 amends APB No. 29,

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
“Accounting for Nonmonetary Transactions,” which was issued in May 1973. We adopted SFAS No. 153 effective July 1, 2005 without any impact to our financial statements.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We believe there will be no material impact on our financial statements upon adoption of FIN 47, which becomes effective for fiscal years ending after December 15, 2005.
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
      In October 2005, the FASB issued FASB Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which will eliminate capitalization of rent after January 1, 2006. We believe there will be no material impact to our financial statements upon adoption.
      In November 2005, the FASB issued FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which amends EITF 03-1 and addresses the determination as to when a investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. We believe there will be no material impact to our financial statements upon adoption on January 1, 2006.

2.	CAPITAL LEASES
      In 2002, we entered into an agreement with a third party for a sale-leaseback of certain switch equipment. The closing of this transaction resulted in proceeds to us of approximately $28 million. The gain was initially deferred on this transaction and is being amortized over the lease term. Our lease for the equipment qualifies as a capital lease. The following was recorded as equipment in property and equipment (see Note 3 below) under capital lease:

	As of December 31,

	2005	2004

	(In thousands)
Equipment	$27,453	$27,453
Accumulated amortization	(12,748)	(8,866)

Net equipment	$14,705	$18,587

      See also Note 5, Non-Current Portion of Long-Term Debt.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

3.	PROPERTY AND EQUIPMENT

	As of December 31,

	2005	2004

	(In thousands)
Equipment	$1,546,814	$1,363,923
Furniture, fixtures and software	145,492	125,299
Building and improvements	14,872	9,870
Less — accumulated depreciation and amortization	(665,583)	(503,967)

Subtotal	1,041,595	995,125
Construction in progress	37,455	47,593

Total property and equipment	$1,079,050	$1,042,718

      For the years ended December 31, 2005, 2004 and 2003, we recorded depreciation and amortization expense of $170.1 million, $149.7 million and $135.4 million, respectively, including $3.9 million, $3.9 million and $3.9 million, respectively, for assets under capital lease.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of December 31,

	2005	2004

	(In thousands)
Accrued payroll and related	$35,019	$37,303
Customer deposits	26,470	14,160
Accrued interest	22,564	26,051
Other accrued expenses	18,897	10,663
Accrued network and interconnect	6,184	3,125
Current portion of capital leases	3,817	3,500
Accrued advertising	3,504	3,184
Inventory in transit	991	17,461

Total accrued expenses and other current liabilities	$117,446	$115,447

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

5.	NON-CURRENT PORTION OF LONG-TERM DEBT

	As of December 31,

	2005	2004

	(In thousands)
Bank Credit Facility — tranche C and D term loans, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	$550,000	$700,000
8 1/8% Senior Notes due 2011, net of $0.4 million discount, interest payable semi-annually in cash and in arrears	474,643	474,593
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	188,310	300,000
12 1/2% Senior Discount Notes due 2009, net discount of $7.0 million	—	139,296
11% Senior Notes due 2010, interest payable semi-annually in cash and in arrears	—	1,157
Capital leases	13,655	17,472

Total non-current portion of long-term debt	$1,226,608	$1,632,518

Bank Credit Facility
      On May 23, 2005, OPCO refinanced its existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. JPMorgan Chase & Co. acted as sole bookrunner and arranger on the transaction. The new credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche D term loan. The tranche D term loan matures on May 31, 2012. The revolving credit facility will terminate on the last business day falling on or nearest to November 30, 2009. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche D term loan. As of December 31, 2005, $550.0 million of the tranche D term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The borrowings under the new term loan were used along with company funds to repay OPCO’s existing tranche C term loan.
      The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of December 31, 2005, the interest rate on the tranche D term loan was 5.91%.
      Borrowings under the term loans are secured by, among other things, a first priority pledge of all assets of OPCO and all assets of the subsidiaries of OPCO and a pledge of their respective capital stock. The credit facility contains financial and other covenants customary for the wireless industry, including limitations on our ability to pay dividends and incur additional debt or create liens on assets. The credit facility also contains covenants requiring that we maintain certain defined financial ratios. The credit facility does not restrict the sale of our outstanding shares of Class A common stock to Nextel WIP, as approved by our Class A common stockholders on October 24, 2005 following the merger of Nextel with

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Sprint. In addition, we are not required to obtain the consent of the lenders under our credit facility prior to completing the sale of our outstanding shares of Class A common stock to Nextel WIP.

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
      The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. Our obligations under the indentures governing our 8 1/8% senior notes shall continue following the closing of the put transaction with Sprint Nextel.

1 1/2% Convertible Senior Notes Due 2008
      In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due 2008 in private placements. At the option of the holders or upon change of control, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of December 31, 2005, $88.3 million of these 1 1/2% convertible senior notes due 2008 had been converted into 11,642,918 shares of our Class A common stock.
      In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders or upon change of control, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of December 31, 2005, $23.4 million of these 1 1/2% convertible senior notes due 2008 had been converted into 1,834,357 shares of our Class A common stock.

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
      Pursuant to the put right set forth in our charter, Sprint Nextel has an obligation to purchase all of our outstanding shares of Class A common stock, which will constitute a “fundamental change” under the indentures governing our outstanding 1 1/2% convertible senior notes due 2008. As a result, each holder of our outstanding 1 1/2% convertible senior notes due 2008 will have the right, at each such holder’s option, to require us to redeem all of such holder’s notes subsequent to the closing of the put transaction at a redemption price equal to 100% of the principal amount thereof, together with accrued interest to, but excluding, the redemption date.

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
      On November 15, 2005 we completed redemption of the outstanding 12 1/2% senior discount notes due 2009, representing approximately $146.2 million aggregate principal amount at maturity, for a total redemption price of approximately $164.5 million, including interest and premium. We used available cash to fund the redemption. Upon completion of the redemption, the notes were paid in full.

11% Senior Notes Due 2010
      On March 28, 2005 we sent notice of redemption on our outstanding 11% senior notes due 2010, representing approximately $1.2 million aggregate principal amount at maturity. We used available cash to fund the redemption, which was consummated on April 29, 2005. Upon completion of the redemption, the notes were paid in full.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Future Maturities of Long-Term Debt and Capital Leases
      Scheduled annual maturities of long-term debt outstanding under existing long-term debt agreements and the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2005 are as follows:

	Annual Maturities

	Long-Term Debt	Capital Leases	Total

		(In thousands)
2006	$—	$5,227	$5,227
2007	4,125	5,227	9,352
2008	193,810	5,227	199,037
2009	5,500	5,227	10,727
2010	5,500	—	5,500
Thereafter	1,004,375	—	1,004,375

	1,213,310	20,908	1,234,218
Less — unamortized discount and interest(1)	(357)	(3,436)	(3,793)

	1,212,953	17,472	1,230,425
Current portion of capital lease obligation	—	(3,817)	(3,817)

Long-term debt and capital lease obligations	$1,212,953	$13,655	$1,226,608

(1)	Interest calculated for the capital leases is based on the implicit rate in the lease agreement.

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      Fair value estimates, assumptions and methods used to estimate the fair value of our financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” We used quoted market prices to derive our estimates for the 11% senior notes due 2010, the 12 1/2% senior notes due 2009, the 1 1/2% convertible senior notes due 2008 and the 8 1/8% senior notes due 2011. For the tranche C and D term loans we estimated the fair value to be the same as the carrying amount due to the variable rate nature of the loan facilities. The carrying amount and fair value for the interest rate swap agreements covering our outstanding credit facilities are the same since we record the fair value on the balance sheet each month and are derived from valuation statements.

	As of December 31,

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

		(In millions)
Long-term debt:
11% senior notes due 2010	N/A	N/A	$1.2	$1.2
12 1/2% senior notes due 2009	N/A	N/A	$139.3	$158.1
1 1/2% convertible senior notes due 2008	$188.3	$541.8	$300.0	$656.9
8 1/8% senior notes due 2011	$474.6	$508.3	$474.6	$530.4
Tranche D loan	$550.0	$550.0	N/A	N/A
Tranche C loan	N/A	N/A	$700.0	$700.0
Interest rate swap liability — credit facility	N/A	N/A	$1.1	$1.1
Interest rate swap asset — credit facility	$1.7	$1.7	$0.6	$0.6

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

7.	INCOME TAXES
      The (provision) benefit for income taxes is comprised of:

	For the Year Ended December 31,

	2005	2004	2003

	(In thousands)
Current Tax (Provision)/ Benefit:
Federal	$(3,436)	$—	$—
State	(4,966)	—	—

Total	(8,402)	—	—
Deferred Tax (Provision)/ Benefit:
Federal	290,567	(7,075)	(6,702)
State	23,610	(1,321)	(1,109)

Total	314,177	(8,396)	(7,811)

Total Income Tax (Provision)/ Benefit	$305,775	$(8,396)	$(7,811)

      We have historically had sufficient uncertainty regarding the realization of our deferred tax assets, including a history of recurring operating losses, which resulted in the recording of a full valuation allowance for the deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes.” In the third quarter of 2005, we concluded the future realization of our deferred tax assets for federal and certain state income tax purposes was more likely than not to occur based on our cumulative operating results through the third quarter of 2005 and an assessment of our expected future operations. As a result, we have released the valuation allowance on these deferred tax assets. We have continued to record a valuation allowance on certain state deferred tax assets, as we do not have sufficient evidence that they will be realized.
      In the third quarter of 2005, with the release of a significant portion of the valuation allowance, deferred tax assets were recognized on our consolidated balance sheet resulting in a net tax benefit. Positive income, in conjunction with the recognition of the deferred tax assets, has resulted in recording income tax expense based on the estimated annual federal and state effective tax rate applied to pre-tax income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than the required alternative minimum tax (“AMT”) and state tax payments, until the net operating loss and tax credits have been fully utilized.
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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

	For the Years Ended
	December 31,

	2005	2004	2003

Federal income tax statutory rate	35.00%	35.00%	(35.00)%
State income tax rate, net of federal benefit	5.78%	3.78%	(3.56)%
Change in valuation allowance	(144.06)%	(39.37)%	40.06%
Permanent differences	1.68%	0.59%	(1.50)%
Other	(0.47)%	0.00%	0.00%
SFAS 142 “FCC License Amortization”	0.00%	13.51%	(3.87)%

	(102.07)%	13.51%	(3.87)%

      The difference between the expected benefit computed using the statutory tax rate of approximately 35% in 2004 and 2003 and tax expense of $8,396 and $7,811, respectively, disclosed above is the result of 1) our inability to rely on the reversal of our deferred tax liabilities associated with FCC licenses due to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” and 2) the full valuation allowance against our net deferred tax assets. During the years ended December 31, 2004 and 2003 we recorded tax expense because we had significant deferred tax liabilities related to FCC licenses with a lower tax than book basis as a result of continued amortization of FCC licenses for tax purposes.
      At December 31, 2005, we had approximately $1.3 billion of consolidated federal net operating loss carryforwards (“NOL”) for tax purposes, based on actual returns filed through December 31, 2004 and estimates prepared for the year ended December 31, 2005. The NOL’s will be available to offset future taxable income until they begin to expire between 2020 and 2024. We also have approximately $3.5 million in tax credits available as a result of tax paid under the alternative minimum tax system. These credits are not subject to expiration.
      Approximately $118.3 million of the NOL carryforwards at December 31, 2005 result from deductions associated with the exercise of non-qualified employee stock options. The realization of these deductions will not result in a credit to stockholders’ equity due to the offset of book expense resulting from stock compensation plans. During 2005 we realized an income tax benefit of approximately $45.9 million for the release of the valuation allowance related to stock option deductions.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,

	2005	2004

	(In thousands)
Deferred tax assets:
Current:
Operating loss carryforwards	$50,752	$91,367
Reserves and allowances	12,226	8,053
Stock compensation and bonuses	6,018	2,490
Inventory	5,313	3,055
Interest	3,789	—
Accrued expenses	1,468	1,316

	79,566	106,281
Valuation allowance	(1,539)	(106,281)

Net current deferred tax assets	78,027	—

Noncurrent:
Operating loss carryforwards	447,151	480,639
Accrued expenses	11,683	9,954
AMT credit carryforwards	3,533	—
Interest	248	4,470
Stock compensation and bonuses	—	5,920
Other	725	533

	463,340	501,516
Valuation allowance	(8,963)	(313,483)

Net noncurrent deferred tax assets	454,377	188,033
Deferred tax liabilities:
Noncurrent:
Property, plant and equipment	(209,826)	(188,033)
FCC licenses	(62,390)	(53,964)
Unrealized gain on investments	(909)	—

Total noncurrent deferred tax liabilities	(273,125)	(241,997)

Net noncurrent deferred tax asset (liability)	181,252	(53,964)

Total deferred tax asset (liability)	$259,279	$(53,964)

8.	COMMITMENTS AND CONTINGENCIES

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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      For years subsequent to December 31, 2005, future minimum payments for all operating lease obligations that have initial noncancellable lease terms exceeding one year are as follows:

(In thousands)
2006	$103,650
2007	89,702
2008	78,737
2009	67,953
2010	38,442
Thereafter	53,901

$432,385

      Total rental expense for the years ended December 31, 2005, 2004 and 2003 was approximately $108.5 million, $93.6 million and $84.7 million, respectively.

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
      A-GPS capable handsets are used to locate customers placing emergency 911-telephone calls. The FCC required that by December 31, 2005, 95% of our subscriber base must use A-GPS capable handsets. On October 17, 2005, we filed a Petition for Limited Waiver with the FCC seeking an additional limited period of 24 months, until December 31, 2007, to achieve 95% penetration of A-GPS handsets capable of completing Phase II calls to requesting PSAPs. The Petition remains pending before the FCC. In our last quarterly Phase I and II E911 Quarterly Report to the FCC filed February 1, 2006, we notified the FCC that, as of January 31, 2006, we had attainted an estimated 75.4% functional A-GPS handset penetration rate. The FCC could impose fines or take other regulatory action for failing to meet this requirement that could have an adverse effect on our business.
      On March 7, 2005, we and Nextel entered into a Cooperation Agreement pursuant to which, among other things, Nextel is obligated to reimburse us for all reasonable costs, fees, and expenses incurred by us in connection with our performance of our obligations in the FCC’s ongoing 800 MHz Rebanding Proceeding and to make us whole with respect to any spectrum contributions made by us as part of the rebanding effort. The FCC required Nextel to obtain from us and submit to the FCC a Letter of Cooperation binding us to the obligations imposed on Nextel to the extent such obligations are necessary or desirable in the completion of reconfiguration of the 800 MHz band. The FCC is seeking to reconfigure the 800 MHz band to minimize harmful interference to public safety radio communications in the band. The Cooperation Agreement was effective as of March 7, 2005 and remains in effect until mutually terminated by the parties or until all of the activities and undertakings required in the 800 MHz rebanding proceedings and orders are finally accomplished and all costs have been paid by Nextel.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Legal Proceedings
      On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000 and initially named as defendants us, John Chapple, our president, chief executive officer and chairman of the board, John D. Thompson, our chief financial officer and treasurer until August 2003, and the following underwriters of our initial public offering: Goldman Sachs & Co., Credit Suisse First Boston Corporation (predecessor of Credit Suisse First Boston LLC), Morgan Stanley & Co. Incorporated and Merrill Lynch Pierce Fenner & Smith Incorporated. Mr. Chapple and Mr. Thompson have been dismissed from the lawsuit without prejudice. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The complaint seeks rescissionary and/or compensatory damages. We dispute the allegations of the complaint that suggest any wrongdoing on our part or by our officers. However, the plaintiffs and the issuing company defendants, including us, have reached a settlement of the issues in the lawsuit. The court granted preliminary approval of the settlement on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been set for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. There can be no assurance that this proposed settlement would be approved and implemented in its current form, or at all. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged to be wrongful in the amended complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against the underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurance carriers. Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, we cannot accurately predict the ultimate outcome of the matter.
      On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al,Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al,Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. In October 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. In April 2004, the court approved the settlement. Various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit, and in February 2005 the appellate court affirmed the settlement. One of the objectors petitioned for a rehearing and in March 2005, the Eighth Circuit denied the petition for rehearing and rehearing en banc. Thereafter, one of the objectors filed a motion to stay the mandate for 90 days. The Eighth Circuit denied that motion in April and in June 2005 that objector filed with the United States Supreme Court a petition for writ of certiorari. On October 3, 2005, the Supreme Court denied the objector’s writ of certiorari, which constitutes a “final order” resolving all appeals in these cost recovery fee cases. In accordance with the terms of the settlement, we began distributing settlement benefits within 90 days from the final order. The Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B was dismissed with prejudice in November 2005. The remaining cases are subject to immediate dismissal according to the terms of the final order, which directs the plaintiffs to dismiss their actions. In conjunction with the settlement, we recorded an estimated liability during the third quarter of 2003, which did not materially impact our financial results.
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
      On July 5, 2005, we delivered a Notice Invoking Alternate Dispute Resolution Process to Nextel and Nextel WIP under the joint venture agreement dated January 29, 1999 among us, OPCO and Nextel WIP. In the Notice, we asserted that certain elements of the merger integration process involving Nextel and Sprint violated several of Nextel’s and Nextel WIP’s obligations under the joint venture agreement and related agreements, including, without limitation, the following:

•	The changes that Nextel and Sprint had announced they were planning to make with respect to branding after the close of the Sprint-Nextel merger would violate the joint venture agreement if we could not use the same brand identity that Nextel used after the merger, i.e., the Sprint brand.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

•	Other operational changes that we believed Nextel and Sprint planned to implement after the Sprint-Nextel merger (including, without limitation, changes with respect to marketing and national accounts) would violate the joint venture agreement.

•	The operations of the combined Sprint-Nextel could violate our exclusivity rights under the joint venture agreement.

•	Nextel and Nextel WIP had not complied with their obligation to permit us to participate in and contribute to discussions regarding branding and a variety of other operational matters.
      The parties subsequently agreed that the dispute would be resolved by arbitration. On September 2, 2005, the arbitration panel issued a ruling denying our request for a preliminary injunction against violations of the joint venture agreement, but finding that we were likely to prevail on our claim that the use of the new Sprint-Nextel brand by Nextel’s operating subsidiaries, without making the new brand available to us, violated the non-discrimination provisions of the joint venture agreement and that we could seek damages in the event that the put price established by the appraisal process was negatively impacted by that violation. With respect to our remaining claims, the panel reserved these matters “for future ruling if necessary.”
      On October 7, 2005, Nextel and Nextel WIP filed a lawsuit against us in Delaware Chancery Court. The lawsuit is captioned Nextel Communications, Inc. and Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1704-N. The lawsuit sought to prohibit us from disclosing to our public shareholders the valuation reports of the first two appraisers to be appointed under our put process. The suit also sought to require us to provide Nextel and its appraiser with certain financial information, and asked the court to concur with certain positions that Nextel had previously taken with respect to the definition of fair market value under our charter. On October 18, 2005, Nextel WIP filed a second lawsuit against us in Delaware Chancery Court, seeking certain information pursuant to Section 220 of the Delaware General Corporation Law. The lawsuit is captioned Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1722-N.
      On October 19, 2005, we filed an answer and counterclaims in the first lawsuit in Delaware Chancery Court, which we amended on October 25, 2005. In our counterclaims, among other things, we asked the court to order that the parties comply with the put process time frames required by our charter and to require Nextel to provide us and our appraiser with certain information. We also asked the court to require full disclosure of the first two appraisers’ reports to our Class A common stockholders as required by our charter, and we asked the court to reject Nextel’s views of the definition of fair market value under our charter.
      The court conducted a two-day trial of certain of the claims asserted by the parties on November 17 and 18, 2005. Prior to the trial, we voluntarily provided Nextel with the information that it had sought the court to compel us to provide, and Nextel provided our appraiser with some of the information that it had requested. At the conclusion of the trial, the court denied all of Nextel’s claims, and ruled that the two appraisal reports should be disclosed to the company’s stockholders as required by our charter. The court also rejected one of the interpretations of fair market value offered by Nextel, and otherwise left the interpretation of the fair market value determination to the appraisers.
      On August 12, 2005, Nextel merged with Sprint Corporation. The merger constituted a Nextel sale pursuant to our charter, and on October 24, 2005, our Class A common stockholders voted to exercise the put right set forth in our charter to require Nextel WIP to purchase all of our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The transaction is subject to the customary regulatory approvals, including review by the Federal Communications Commission (“FCC”) and review under the Hart-Scott-Rodino Antitrust Improvements Act (“Hart-Scott-Rodino Act”), and is expected to be completed by the end of the second

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock. As part of that agreement, the parties agreed to dismiss the Delaware litigation and the arbitration upon consummation of the put transaction. Furthermore, at the time the put transaction is consummated we will need to incur certain expenses including but not limited to legal and advisory fees, additional stock option expense for accelerated vesting, and severance, retention and other cash bonuses outlined in the Retention and Severance Program effective as of January 27, 2005 and further modified on January 16, 2006.
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
      Class A Common Stock. On October 24, 2005 our Class A common stockholders voted to exercise the put right as defined in our charter to require Nextel WIP to purchase all our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. Shares of Class A common stock are immediately and automatically convertible into an equal number of shares of Class B common stock upon the acquisition of such shares of Class A common stock by Sprint Nextel.
      Class B Common Stock. Shares of Class B common stock are convertible at any time at the option of the holder into an equal number of shares of Class A common stock upon a transfer by Sprint Nextel or Nextel WIP to a third party who is not a holder of Class B common stock immediately prior to the transfer.
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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Common Stock Reserved for Issuance
      As of December 31, 2005, we reserved shares of common stock for future issuance as detailed below:

Employee options outstanding	17,543,175
Employee options available for grant	6,621,516
Employee stock purchase plan available for issuance	1,476,605
Shares upon conversion of 1 1/2% convertible senior notes	19,395,310

Total	45,036,606

10.	STOCK AND EMPLOYEE BENEFIT PLANS

Restricted Stock
      In 1998, we issued 8,774,994 shares of Class A common stock to our senior managers at $.00167 per share. During 1999 an additional 60,000 shares were issued to our senior management at $.00167 per share. Pursuant to the original agreements executed in connection with these grants, the shares issued to senior managers vested over a four-year period based on the passage of time and on certain company performance goals related to revenue, EBITDA as adjusted, and the successful build-out of our network. At the time of the initial public offering (February 25, 2000), all vesting provisions related to performance goals were removed and these shares now vest solely based on the passage of time. Accordingly, compensation expense for 2000 and thereafter is fixed and recognized over the remaining vesting period of these restricted shares. As of December 31, 2005, 2004 and 2003, 8,834,994 shares were considered fully vested.
      On July 11, 2002, we issued 180,000 restricted shares of Class A common stock to four of our directors at $2.70 per share in exchange for services to be rendered to the company. These shares vest in equal annual installments over a three-year period. As of December 31, 2005, these shares were considered fully vested.
      On August 18, 2003, we issued 50,000 restricted shares of Class A common stock to one of our officers at $8.65 per share. Theses shares vest in equal annual installments over a four-year period. Pursuant to their terms, these options will vest, to the extent not already vested, upon the acquisition of us by Sprint Nextel, which will constitute a change of control of Nextel Partners.
      On January 27, 2005 and July 21, 2005, we issued 7,500 and 2,500 restricted shares of Class A common stock at $20.10 and $24.30 per share, respectively, to one of our directors. Pursuant to their terms, these options fully vested, to the extent not already vested, upon the merger of Sprint and Nextel, which constituted a change of control of Nextel.
      Compensation expense for 2005, 2004 and 2003 accounted for as being fixed was approximately $442,000, $421,000 and $223,000, respectively. We use the FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” accelerated vesting model to recognize the compensation expense.

Nonqualified Stock Option Plan
      In January 1999, we adopted the Nonqualified Stock Option Plan (the “Plan”). Under the Plan, as amended, the Board of Directors may grant nonqualified stock options to purchase up to 34,545,354 shares of our Class A common stock to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and those granted under the Plan during 1999 and 2000 vest over 3 years with 1/3 vesting at the end of each year. No options under this Plan may be granted after

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
January 1, 2008. For the options granted October 31, 2001 and thereafter, the vesting period was changed to four years with 1/4 vesting each year on October 31. Pursuant to the authority granted to it under the Plan, on January 27, 2005, our compensation committee determined that all options held by employees (but not senior managers) granted prior to January 27, 2005 shall immediately vest in full upon the occurrence of a defined change of control of us (including our acquisition by Sprint Nextel). In addition, all options granted on January 27, 2005 to all employees will immediately vest in full upon a change of control of us (including our acquisition by Sprint Nextel) since we have achieved our 2005 operating cash flow targets as established by the compensation committee. Option agreements entered into between us and the senior managers prior to 2005 provide for acceleration on any change of control of us or Nextel, and, as a result, such options granted prior to 2005 vested upon the merger of Sprint and Nextel. Prior to the initial public offering, grants under this Plan were considered compensatory and were accounted for on a basis similar to stock appreciation rights. At the initial public offering (February 25, 2000), the intrinsic value of the outstanding options was recorded and is being amortized over the remaining vesting periods. We recognized compensation expense for the years ended December 31, 2005, 2004 and 2003 of approximately $146,000, $334,000 and $870,000, respectively.
      The following table summarizes all stock options granted, exercised and forfeited, including options issued outside of the Plan.

	Number of Options		Weighted Average
	Outstanding	Option Price Range	Exercise Price

Outstanding December 31, 2002	16,489,171	$1.67 - $29.06	$7.43
Granted	4,300,650	$4.74 - $ 9.22	$6.83
Exercised	(921,192)	$1.67 - $11.31	$4.01
Forfeitures	(1,708,067)	$1.85 - $23.88	$7.88

Outstanding December 31, 2003	18,160,562	$1.67 - $29.06	$7.33
Granted	7,125,460	$12.43 - $17.57	$13.97
Exercised	(3,743,441)	$1.67 - $16.81	$5.78
Forfeitures	(2,128,546)	$1.85 - $29.06	$10.35

Outstanding December 31, 2004	19,414,035	$1.67 - $29.06	$9.73
Granted	4,091,755	$20.10	$20.10
Exercised	(4,887,668)	$1.67 - $22.44	$9.72
Forfeitures	(1,074,947)	$2.40 - $22.44	$13.15

Outstanding December 31, 2005	17,543,175	$1.67 - $29.06	$11.93

Exercisable, December 31, 2003	8,797,768	$1.67 - $29.06	$8.29

Exercisable, December 31, 2004	9,197,638	$1.67 - $29.06	$9.43

Exercisable, December 31, 2005	9,674,710	$1.67 - $29.06	$9.25

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table is a summary of the stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price	Number Exercisable	Exercise Price

$1.67 - $5.28	2,141,117	5.0	$2.66	1,731,205	$2.37
$5.35 - $6.67	3,413,584	6.6	$6.15	2,517,053	$5.96
$8.00 - $13.40	2,074,659	6.3	$8.18	1,605,224	$8.19
$13.86	4,537,820	8.1	$13.86	2,421,808	$13.86
$14.13 - $16.94	1,471,920	5.9	$16.55	1,311,920	$16.65
$17.19 - $29.06	3,904,075	9.0	$20.10	87,500	$20.31

$1.67 - $29.06	17,543,175	7.2	$11.93	9,674,710	$9.25

Employee Stock Purchase Plan
      The Employee Stock Purchase Plan (the “ESPP) was made effective in April 2000 and provides for the issuance of up to 3 million shares of Class A common stock to employees participating in the plan. Eligible employees may subscribe to purchase shares of Class A common stock through payroll deductions of up to 10% of eligible compensation. The purchase price is the lower of 85% of market value at the beginning or the end of each quarter. The aggregate number of shares purchased by an employee may not exceed $25,000 of fair market value annually (subject to limitations imposed by Section 423 of the Internal Revenue Code.) During 2005, 2004 and 2003, employees purchased 140,681 shares, 203,606 shares and 341,653 shares, respectively, of Class A common stock under the ESPP with an aggregate value of approximately $2.7 million, $2.5 million and $1.8 million, respectively. The employee stock purchase plan was terminated effective January 1, 2006.

Employee Benefit Plan
      We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code covering all eligible officers and employees. We provide a matching contribution of 100% of the first 3% of eligible pay contributed by the employee. Such contributions were approximately $1.9 million, $1.7 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the same years, we had no other pension or post-employment benefit plans.

Nonqualified Deferred Compensation Plan
      In October 2004, we adopted a nonqualified deferred compensation plan effective January 1, 2005 to provide a means by which certain key management employees may elect to defer receipt of current compensation (between 5% and 80% of base salary and commission, and between 10% to 100% of quarterly or annual incentive bonus, or a percentage above a stated amount) in order to provide retirement and other benefits. The plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of key management employees.
      In connection with our nonqualified deferred compensation plan, we established a Rabbi Trust to aid in accumulating amounts necessary to satisfy our contractual liability to pay benefits under the terms of the plan and intend to make contributions to this trust. The trust is intended to be a “Grantor Trust” with the results that the income and assets are treated as our assets and income. The trust shall at all times be subject to the claims of our creditors. Plan assets are invested in the same funds available to the participants and we intend to rebalance the portfolio periodically to match the investment allocation of the

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
participants. As of December 31, 2005, approximately $633,000 was recorded in short-term investments with approximately the same amount recorded in other long-term obligations.

11.	RELATED PARTY TRANSACTIONS

Nextel Operating Agreements
      We, our operating subsidiary (OPCO) and Nextel WIP, which held approximately 29.7% of our outstanding common stock as of December 31, 2005 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the years ended December 31, 2005, 2004 and 2003,we earned approximately $211.6 million, $158.7 million, and $115.9 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.
      During the years ended December 31, 2005, 2004 and 2003, we incurred charges from Nextel WIP totaling $139.9 million, $117.5 million and $96.6 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.
      During 2003, 2004 and 2005, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the retail and national accounts. For the years ended December 31, 2005, 2004 and 2003, we were charged approximately $33.3 million, $16.0 million and $8.9 million, respectively, for these services including a royalty fee and a sponsorship fee for NASCAR. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the years ended December 31, 2005, 2004 and 2003, we were charged approximately $7.4 million, $6.1 million and $4.4 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.
      Under our initial and expansion capitalization transactions, Nextel transferred SMR licenses to three wholly owned subsidiaries of Nextel WIP. Nextel WIP transferred the stock of two of these subsidiaries to us and, upon approval of the FCC, transferred the stock of the third subsidiary to us. At December 31, 2005, approximately $2.9 million of FCC licenses were reported in long-term liabilities representing a credit owed to Nextel WIP for the return of excess licenses.
      On August 12, 2005, Nextel merged with Sprint Corporation. The merger constituted a Nextel sale pursuant to our charter. On October 24, 2005 our Class A common stockholders voted to exercise the put right as defined in our charter to require Nextel WIP to purchase all our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The put price was determined after the two appraisers appointed pursuant to our charter, Morgan Stanley and Lazard, issued their reports that determined fair market value as defined in our charter. The transaction is subject to the customary regulatory approvals, including review by the FCC and review under the Hart-Scott-Rodino Act, and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Business Relationships
      In the ordinary course of business, we lease tower space from American Tower Corporation. One of our directors is a stockholder and former president, chief executive officer and chairman of the board of directors of American Tower Corporation. During the years ended December 31, 2005, 2004 and 2003, we paid American Tower Corporation for these tower leases $11.8 million, $10.9 million and $10.4 million, respectively.
      During the period August 12, 2005 through December 31, 2005, we incurred charges from Sprint Nextel totaling approximately $1.5 million for interconnect services that were recorded in cost of service revenues and approximately $327,000 for telecommunication services that were recorded in selling, general and administrative expenses.
      On October 19, 2005, Mr. Weibling, one of our directors, joined the board of directors of Telecom Transport Management. The amount we paid to Telecom Transport Management for equipment and related services from October 20, 2005 to December 31, 2005 was approximately $140,000.

12.	QUARTERLY FINANCIAL DATA (Unaudited)
      Selected quarterly consolidated financial information for the years ended December 31, 2005 and 2004 is as follows (dollars in thousands, except per share amounts):

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter

Total revenues	$404,084	$434,822	$473,139	$489,606
Operating expenses	$322,476	$336,756	$358,171	$379,822
Income (loss) attributable to common stockholders	$56,532	$71,885	$434,516	$42,419
Income (loss) per share attributable to common stockholders:
Basic	$0.21	$0.27	$1.61	$0.15
Diluted	$0.19	$0.23	$1.41	$0.14

	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

Total revenues	$308,132	$334,640	$359,828	$374,536
Operating expenses	$271,977	$283,365	$294,701	$306,371
Income (loss) attributable to common stockholders	$3,523	$(20,498)	$34,409	$36,312
Income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.08)	$0.13	$0.14
Diluted	$0.01	$(0.08)	$0.12	$0.12
      Income (loss) attributable to common stockholders in the third quarter of 2005 included a tax benefit related to the release of the valuation allowance. Income (loss) attributable to common stockholders in the second quarter of 2004 included loss for early retirement of debt that pertains to debt reduction and refinancing transactions.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

13.	VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at End of
	Beginning of Period	Costs and Expenses	Write-Offs	Period

		(In thousands)
Year Ended December 31, 2003
Allowance for doubtful accounts	$10,197	$37,370	$32,694	$14,873
Year Ended December 31, 2004
Allowance for doubtful accounts	$14,873	$13,067	$12,066	$15,874
Year Ended December 31, 2005
Allowance for doubtful accounts	$15,874	$31,496	$20,103	$27,267

14.	RECENT DEVELOPMENTS
      Since December 31, 2005 we have had a significant number of conversions of our 1 1/2% convertible senior notes into shares of our Class A common stock. As of February 28, 2006, an additional $40.3 million of the 1 1/2% convertible senior notes due 2008 with a conversion price of $7.58 per share had been converted into 5,316,842 shares of our Class A common stock and $32.4 million of the 1 1/2% convertible senior notes due 2008 with a conversion price of $12.77 per share had been converted into 2,535,540 shares of our Class A common stock.
      On March 1, 2006 OPCO made a principal repayment of $50 million on our tranche D term loan using available cash. After the repayment, $500.0 million of the tranche D term loan was outstanding. The tranche D term loan has a maturity date of May 31, 2012.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nextel Partners, Inc.:
We have audited the accompanying consolidated balance sheets of Nextel Partners, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nextel Partners, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Seattle, Washington
March 13, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Nextel Partners, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting appearing under Item 9A, that Nextel Partners, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Nextel Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Nextel Partners, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Nextel Partners, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nextel Partners, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Seattle, Washington
March 13, 2006

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

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which appears at the end of Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table sets forth certain information with respect to our directors:

Name	Age	Position with Nextel Partners	Director Since

John Chapple	52	President, Chief Executive Officer and Chairman of the Board of Directors	1998
Adam Aron	51	Director	2002
Steven B. Dodge	60	Director	2000
Arthur W. Harrigan, Jr.	62	Director	2005
James N. Perry, Jr.	45	Director	2003
Caroline H. Rapking	47	Director	2002
Christopher T. Rogers	47	Director	2005
Dennis M. Weibling	55	Director	1999
      John Chapple — see Part I of this Annual Report on Form 10-K under Item 1, “Business — Executive Officers of the Registrant.”

      Adam Aron has been a director of Nextel Partners since July 2002. Mr. Aron was named chairman of the board and chief executive officer of Vail Resorts, Inc. in July 1996. Mr. Aron has indicated publicly that he intends to step down from his positions at Vail Resorts no later than June 28, 2006. Vail Resorts owns and operates Vail, Beaver Creek, Breckenridge, Keystone and Heavenly, all of which rank among the best ski resorts in North America, along with the Grand Teton Lodge Company in Jackson Hole, Wyoming. In November 2001, Vail Resorts acquired RockResorts, with 10 luxury resort hotels throughout the United States. Vail Resorts also manages extensive hospitality, dining, retail and real estate businesses. Vail Resorts has approximately 15,000 employees and approximately $700 million in annual revenues. Mr. Aron previously served as president and chief executive officer of Norwegian Cruise Line, senior vice president of marketing for United Airlines and senior vice president-marketing for Hyatt Hotels Corporation. In addition to serving on our board of directors, Mr. Aron serves on the board of directors of Carey International and Rewards Network, as well as on the Vail Resorts board of directors. He also serves on the board of directors of the Steadman Hawkins Research Foundation, the Transplant Foundation, Bravo Vail Valley Music Festival, Beaver Creek Arts Foundation and the Vail Valley Foundation. He is a member of the Council on Foreign Relations, Business Executives for National Security, the Travel Business Roundtable and the Young Presidents’ Organization. In 2000, he was appointed by the U.S. Secretary of Agriculture to serve on the board of directors of the National Forest Foundation. Mr. Aron holds an M.B.A. with distinction from the Harvard Business School and a B.A. cum laude in Government from Harvard College.
      Steven B. Dodge has been a director of Nextel Partners and OPCO since February 2000. Mr. Dodge is a principal of Windover Development LLC, a real estate development company. From 1995 to February 2004, Mr. Dodge was chairman of American Tower Corporation, a leading independent owner and operator of communications towers in the United States. American Tower Corporation was organized in July 1995 as a subsidiary of American Radio Systems Corporation, of which Mr. Dodge was the founder and chief executive officer. In June 1998, American Tower Corporation was spun off to the American Radio stockholders at the time of American Radio’s merger with CBS. At that time, American Tower Corporation began trading publicly. Prior to his involvement with American Radio, Mr. Dodge was the founder and chief executive officer of American Cablesystems, a publicly traded cable television company, which was merged into Continental Cable in 1988, and is now a part of Comcast. Mr. Dodge also serves on the board of directors of Sotheby’s Holdings, Inc., an auctioneer of fine arts, antiques and collectibles, and as a trustee of the Dana Farber Cancer Institute.
      Arthur W. Harrigan, Jr. has been a director of Nextel Partners and OPCO since January 2005. Mr. Harrigan is a lawyer with 35 years of broad experience and is a partner of Danielson Harrigan Leyh & Tollefson LLP, a Seattle-based law firm that specializes in commercial litigation. He helped found the firm in 1986 and has handled a range of cases including construction and engineering, securities, financial, real estate and sports litigation. Prior to forming Danielson Harrigan Leyh & Tollefson LLP, Mr. Harrigan was a partner at Lane, Powell, Moss & Miller. He joined the firm in 1971 and became a partner in 1975. While at Lane, Powell, Moss & Miller, he served as head of an eight-lawyer commercial litigation department. In 1975, Mr. Harrigan served as senior counsel to the Senate Select Committee on Intelligence Activities and headed its investigation of IRS intelligence operations. Mr. Harrigan is also a former member of Eagle River Investments, LLC and is a Fellow of the America College of Trial Lawyers. He is a graduate of Harvard College and holds a law degree from Columbia University.
      James N. Perry, Jr. was elected to the board of directors of Nextel Partners and OPCO in July 2003. Mr. Perry was elected to our board of directors as the designee of Madison Dearborn Partners, LLC, pursuant to the terms of our amended and restated shareholders’ agreement. Mr. Perry is currently a managing director of Madison Dearborn Partners, which he co-founded in 1993. From 1985 to 1993, Mr. Perry was at First Chicago Venture Capital, LLC, where he most recently served as senior investment manager. He currently serves on the boards of directors of Band-X Limited, a trading exchange for telecom capacity; Cbeyond Communications, LLC, a provider of broadband communications applications; Madison River Telephone Company, LLC, a rural local telephone company; Intelsat Holdings Ltd., a provider of fixed satellite services; MetroPCS Communications, Inc., a wireless provider of voice and data services; Cinemark, Inc., the third largest movie exhibition company in North America; and the Catholic Relief Services.
      Caroline H. Rapking has been one of our directors since July 2002. Since 1983, Ms. Rapking has been a vice president with CGI-AMS (formerly American Management Systems), an international business and information technology-consulting firm headquartered in Fairfax County, Virginia. CGI-AMS is a subsidiary of CGI Group, headquartered in Montreal, Canada. Ms. Rapking is active in a number of public sector professional organizations including the National Association of State Auditors, Comptrollers and Treasurers (NASACT), the National Association of State Chief Information Officers (NASCIO), and the National Association of State Budget Officers (NASBO). Ms. Rapking has served as a director and chairman of the Marketing Committee of Voices for Virginia’s Children, a children’s advocacy organization. A graduate of West Virginia Wesleyan College, Ms. Rapking has helped shape the school’s marketing and communications program through her service on the WVWC National President’s Advisory Council. Ms. Rapking earned an M.P.A. in Public Finance from the Maxwell School of Citizenship and Public Affairs, Syracuse University, where she serves on the Maxwell School Advisory Board.
      Christopher T. Rogers has been on the board of directors since July 21, 2005 and was appointed as the Nextel Communications designee. Mr. Rogers is the senior vice president of Sprint Nextel’s global initiatives and spectrum group and oversees all international ventures as well as the acquisition, development and management of Sprint Nextel’s spectrum holdings. His group’s major initiatives include 800 MHz rebanding, 900 MHz acquisitions, 1.9 GHz clearing and 2.5 GHz acquisition and realignment. Mr. Rogers co-founded Nextel in 1987 and has worked at Nextel in various senior leadership positions since 1993. Prior to Nextel, Mr. Rogers practiced law at Jones, Day, Reavis and Pogue and was the founder and chairman of Dispatch Communications, Inc. from 1989 through 1992. Mr. Rogers earned a bachelor’s degree from Tufts University and received a juris doctorate with an emphasis in telecommunications regulation from the Columbus School of Law at Catholic University.
      Dennis M. Weibling has been a director of Nextel Partners and OPCO since January 1999. Mr. Weibling was initially elected to our board of directors as the designee of Eagle River Investments pursuant to the terms of our amended and restated shareholders’ agreement. Mr. Weibling was the President of Eagle River, Inc. from October 1993 through December 2001 and Vice Chairman of Eagle River Investments from January 2002 through November 2003. Mr. Weibling is currently the chief executive officer and a member of the board of directors of Rally Capital LLC, a venture capital firm. In October 2005 Mr. Weibling joined the board of directors of Telecom Transport Management, a company that provides wireless backhaul from mobile wireless cell sites. From 1995 to 2004, Mr. Weibling was a director of Nextel Communications and a member of that company’s operations, audit, finance and compensation committees. Mr. Weibling serves as an executor for the estate of Keith W. McCaw and trustee of related trusts. He also serves on various non-profit boards including Seattle Pacific University, Bellevue Christian School and the Institute for Business Technology and Ethics.
      The information required in this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K in Item 1, “Business — Executive Officers of the Registrant.”
The Board, Board Committees and Corporate Governance
      We currently have eight directors on our board of directors. Except for Eagle River Investments, the parties to our amended and restated shareholders’ agreement have agreed to vote their shares of common stock to elect as directors the persons listed below:

•	one person selected by Madison Dearborn Partners: currently, James N. Perry, Jr.;

•	one person selected by Nextel WIP: currently, Christopher T. Rogers; and

•	our chief executive officer: currently, John Chapple.
      The current parties to the amended and restated shareholders’ agreement include Nextel WIP, Madison Dearborn Partners, Eagle River Investments, Motorola and the following stockholders who are or were members of our senior management: John Chapple, David Aas and Mark Fanning. The parties who have agreed to vote in this manner together owned approximately 36% of our outstanding common stock as of December 31, 2005.
      All directors will hold office until the next annual meeting of stockholders or until their successors have been duly elected or appointed.
      The board of directors has determined that, after consideration of all relevant factors, Ms. Rapking and Messrs. Aron, Dodge, Harrigan, Perry and Weibling, constituting a majority of our board of directors, qualify as “independent” directors as defined under applicable rules of The Nasdaq Stock Market, Inc. (“Nasdaq”) and that such directors do not have any relationship with us that would interfere with the exercise of their independent business judgment.
      Our board of directors held a total of four regular meetings and one special meeting during 2005. All directors are expected to attend each meeting of the board of directors and the committees on which he or she serves. No director attended fewer than 75% of the aggregate of the total number of meetings of the board of directors and committees thereof, if any, upon which such director served during the period for which he or she was a director or committee member during 2005. Our independent directors intend to meet in executive sessions in 2006.
      Our board of directors currently has four standing committees: the audit committee, the compensation committee, the finance committee and the nominating committee. We also have a special committee that was formed to consider issues related to the merger between Sprint and Nextel and an ad hoc litigation committee that was formed in light of the multiple lawsuits and arbitration proceedings that were instituted between Nextel and us prior to the completion of the put process. See Part I, Item 3, “Legal Proceedings” for further discussion of the status of these legal matters. Each of the standing committees has a written charter approved by the board of directors. A copy of the charters for each of the four standing committees can be found under the “Investor Relations” section of our website at www.nextelpartners.com. The members of the standing committees, including the chairperson of each committee, are identified in the following table.

	Audit	Compensation	Finance	Nominating
Director	Committee	Committee	Committee	Committee

Adam Aron	M	CH		M
Steven B. Dodge		M		M
Arthur W. Harrigan, Jr.		M
James N. Perry, Jr.			M
Caroline H. Rapking	M			CH
Dennis M. Weibling	CH		CH

M — Member
CH — Chairperson
      All committees report their activities, actions and recommendations to the board of directors as appropriate.

Audit Committee
      The audit committee has been appointed by the board of directors to oversee the processes of our accounting and financial reporting and audits of our consolidated financial statements. The audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors. Among other responsibilities, the audit committee pre-approves all auditing and permissible non-auditing services of the independent auditor (subject to de minimus exceptions); reviews the audited consolidated financial statements with management; obtains, reviews and discusses reports from the independent auditor; reviews major proposed changes to our accounting and auditing policies suggested by the independent auditor; reviews with management correspondence from regulators that raise material accounting policy issues; assesses the independence of the auditors; reviews and discusses with management and the independent auditor the adequacy of our internal controls, internal audit procedures and disclosure controls and procedures; reviews and approves all related-party transactions; and annually reviews the audit committee charter, a copy of which can be found under the “Investor Relations” section of our website at www.nextelpartners.com.
      The board of directors has determined that, after consideration of all relevant factors, each member of the audit committee qualifies as an “independent” director under applicable rules of Nasdaq and the SEC. Each member of the audit committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, statements of operations and statements of cash flow. Further, no member of the audit committee has participated in the preparation of our financial statements or those of any of our current subsidiaries at any time during the past three years. The board of directors has designated Mr. Weibling as the “audit committee financial expert” as defined under applicable SEC rules. Mr. Weibling possesses the requisite “financial sophistication” required under applicable Nasdaq rules. During 2005, the audit committee held six meetings. The other members of the committee are Adam Aron and Caroline Rapking.

Compensation Committee
      The compensation committee evaluates the compensation of our executive officers to ensure that they are compensated effectively and in a manner consistent with our stated compensation policies, internal equity considerations and competitive practices. The compensation committee also evaluates and makes recommendations regarding director compensation. Pursuant to the compensation committee charter, which was adopted by the board of directors on January 22, 2004, the compensation committee’s responsibilities include:

•	Annually evaluating the compensation (and performance relative to compensation) of the chief executive officer; determining the amounts and individual elements of total compensation for the chief executive officer consistent with our corporate goals and objectives; and communicating to the stockholders through the compensation committee report the factors and criteria on which the chief executive officer’s compensation was based, including the relationship of our performance to the chief executive officer’s compensation.

•	Annually evaluating (in consultation with the chief executive officer) the compensation (and performance relative to compensation) of other executive officers; approving the individual elements of total compensation for each such person and communicating in the compensation committee report to stockholders the specific relationship of our performance to executive compensation.

•	Periodically evaluating the terms and administration of our annual and long-term incentive plans to assure that they are structured and administered in a manner consistent with our goals and objectives as to participation in such plans.

•	Periodically evaluating (and approving any proposed amendments to) existing equity-related compensation plans; evaluating and approving the adoption of any new equity-related compensation plans; and determining when it is necessary or desirable (after consultation with counsel as needed): (a) to modify, discontinue or supplement any such plans; or (b) to submit such amendment or adoption to a vote of the full board of directors and/or our stockholders.

•	Periodically evaluating the cash and stock compensation of directors, including for service on committees of the board of directors, taking into account the compensation of directors at other comparable companies; and making recommendations to the board of directors regarding any adjustments in director compensation that the committee considers appropriate.

•	Periodically evaluating our employee benefits programs and approving any significant changes therein and determining when it is necessary or desirable (after consultation with counsel as needed) to submit any such changes to a vote of the full board of directors and/or our stockholders.

      The board of directors has determined that each member of the compensation committee (a) is a “non-employee director” for purposes of Rule 16b-3 of the Exchange Act, (b) satisfies the requirements of an “outside director” for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and (c) is an “independent director” under applicable Nasdaq rules. The compensation committee held three meetings in 2005.

Finance Committee
      The finance committee’s role is to monitor the present and future capital requirements and opportunities pertaining to our business and to review and provide guidance to the board of directors and management about all proposals concerning our major financial policies. The principal responsibilities and functions of the finance committee are as follows:

•	Reviewing and providing guidance to the full board of directors and management about all proposals concerning our major financial policies, including: (a) our financial strategies and capital structure, cash needs, stockholder distributions, share repurchases and investments; (b) significant monetary issues, including hedging policies; (c) tax planning; (d) proposed mergers acquisitions, divestitures and strategic investments (other than mergers with or acquisitions by Sprint Nextel or any of our subsidiaries); and (e) other transactions or financial issues that management desires to have reviewed by the finance committee.

•	Designating our officers and employees who can execute documents and act on our behalf in the ordinary course of business pursuant to previously approved banking, borrowing, and other financing agreements.
      The membership of the committee consists of at least two directors, each of whom is to be free of any relationship that, in the opinion of the board of directors, would interfere with his or her exercise of independent judgment. The finance committee held one meeting in 2005.

Nominating Committee
      The nominating committee identifies individuals qualified to become members of our board of directors and recommends (a) whether incumbent directors should be nominated for re-election to the board of directors upon the expiration of their terms (other than designated directors pursuant to our amended and restated shareholders’ agreement); (b) whether the size of our board of directors should be increased or decreased; (c) candidates to fill any newly created director positions or board of directors vacancies (other than vacancies for designated directors); and (d) directors to serve on committees of the board of directors.
      The board of directors has concluded that each of the members of the nominating committee is an “independent director” under applicable Nasdaq rules. The nominating committee held one meeting in 2005.

Litigation Committee
      The litigation committee was formed in response to the litigation that arose between Nextel and us during the put process. The committee reviewed the litigation strategy and provided oversight and guidance to management with respect to significant strategic objectives in connection with the litigation. Mr. Harrigan served as the chair of the litigation committee. Ms. Rapking also served on the litigation committee. The litigation committee had one formal meeting in 2005.

Special Committee
      The special committee was formed to consider issues related to the merger between Sprint and Nextel, and to the put process triggered by that merger. Mr. Dodge served as chair of the special committee, and Messrs. Chapple, Aron, Harrigan and Perry and Ms. Rapking also served on the special committee. The special committee had eight meetings in 2005.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5 with the SEC. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. As a matter of practice, we assist many of our directors and all of our executive officers by preparing initial ownership reports and reporting ownership changes, and typically file these reports on their behalf.
      Based solely on our review of the copies of such forms in our possession, and on written representations from certain reporting persons, we believe that, during 2005, all filing requirements applicable to our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities have been complied with, with the following exceptions: a Form 4 reporting the grant in July 2005 by us of an option to purchase Class A common stock to Mr. Harrigan was not filed timely and Form 4s reporting the grant in January 2005 by us of options to purchase Class A common stock to Amit Mehta and Linda Allen were not timely filed. Corrective filings have been made.
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the Securities and Exchange Commission that applies to our principal executive officer, our principal financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of this policy is available free of charge on our website at www.nextelpartners.com under the tab “Investor Relations — Corporate Governance.” We intend to disclose any amendment to, or a waiver from, a provision of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in applicable rules of the SEC on our website at www.nextelpartners.com, under the tab “Investor Relations — Corporate Governance.”

Item 11.	Executive Compensation

Director Compensation
      As non-employee directors who are not affiliated with our strategic stockholders, Ms. Rapking and Messrs. Aron, Dodge, Harrigan and Weibling received compensation for 2005 of $2,500 per quarter, plus $1,000 for each board of directors meeting and separate committee meeting attended in person, and $500 for each such meeting attended by telephone. In 2005, Mr. Dodge received a total of $23,000, Mr. Aron received a total of $26,000, Ms. Rapking received a total of $25,000, Mr. Weibling received a total of $19,000 and Mr. Harrigan received a total of $24,500. These directors, and Mr. James Perry, who is also a non-employee director, will earn $57,000 on the first day of each calendar quarter in 2006 until the closing of our acquisition by Sprint Nextel, which amount shall be payable upon the closing of our acquisition by Sprint Nextel. In addition, these directors, other than Mr. Perry, will receive $1,000 for each board or committee meeting attended either in person or by telephone and which last more than twenty minutes. All directors are reimbursed for their reasonable out-of-pocket expenses associated with serving on the board of directors.
      Our board of directors created a special committee of the board of directors for the purpose of advising and consulting management with respect to issues related to the merger between Sprint and

Nextel. The special committee consists of Ms. Rapking and Messrs. Dodge, Aron, Harrigan, Perry and Chapple. On January 27, 2005, we granted each member of the special committee, other than Mr. Chapple, an option to purchase a total of 15,000 shares of our Class A common stock at an exercise price of $20.10 per share as compensation for the additional work that would be required by the members of the special committee. In addition, on January 27, 2005, we granted Mr. Weibling, as chair of the audit committee, an option to purchase a total of 7,500 shares of our Class A common stock at an exercise price of $20.10 per share. These options are scheduled to vest in three equal annual installments commencing on the one year anniversary of the vesting commencement date. In accordance with their terms, however, these options will fully vest, to the extent not already vested, upon the acquisition of us by Sprint Nextel, which will constitute a change of control of Nextel Partners.
      In addition, Ms. Rapking and Messrs. Dodge, Aron and Weibling, each a non-employee director who is not affiliated with one of our strategic stockholders, were each issued 45,000 restricted shares of our Class A common stock in July 2002. All of these shares have fully vested. Mr. Harrigan was issued 7,500 restricted shares of our Class A common stock in January 2005 and 2,500 restricted shares in July 2005. In accordance with the terms of the applicable restricted stock purchase agreements, all of these shares fully vested upon the merger of Sprint and Nextel, which constituted a change of control of Nextel. These shares are subject to the terms and conditions of our restricted stock plan.

Compensation of Executive Officers

Summary Compensation Table
      The following table sets forth the compensation paid by us during the years ended December 31, 2005, 2004 and 2003 to (i) our chief executive officer and (ii) our other four most highly compensated executive officers who were serving in such capacities at the end of 2005 and whose salary and bonus for 2005 exceeded $100,000 in the aggregate (collectively, the “named executive officers”).

		Annual Compensation			Long-Term Compensation

						Securities		All Other
Name, Principal		Base			Restricted	Underlying		Compensation
Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards	Options (#)		($)(5)

John Chapple	2005	$592,308	$662,500		—	260,000	(2)	$7,590
President, Chief	2004	537,500	557,875		—	350,000	(3)	7,400
Executive Officer and	2003	350,961	396,000		—	400,000	(4)	6,260
Chairman of the Board of Directors
Barry Rowan	2005	$331,539	$387,500		—	190,000	(2)	$7,110
Executive Vice President,	2004	292,115	340,225	(6)	—	225,000	(3)	5,961
Chief Financial Officer	2003	109,057	328,913		$432,500	300,000	(7)	2,755
David Aas	2005	$285,385	$241,750		—	135,000	(2)	$7,590
Vice President, Chief	2004	264,230	199,325		—	200,000	(3)	7,400
Technology Officer	2003	226,153	183,375		—	150,000	(4)	5,286
James Ryder	2005	$275,577	$332,500		—	160,000	(2)	$18,024	(10)
Vice President, Chief	2004	197,264	178,138		—	165,000	(8)	28,446	(10)
Operating Officer	2003	147,154	32,175		—	30,000	(9)	32,914	(10)
Donald Manning	2005	$251,923	$212,875		—	90,000	(2)	$7,141
Vice President, Secretary	2004	239,230	180,387		—	100,000	(3)	6,693
and General Counsel	2003	206,154	167,625		—	125,000	(4)	4,794

(1)	The bonus amounts are identified by the year in which they were earned by the named executive officer and not the year in which they were paid. We typically pay bonuses in the first quarter of the year following the year in which they were earned.

(2)	Represents options to purchase Class A common stock granted on January 27, 2005, which options have an exercise price of $20.10 per share and were scheduled to vest in four equal annual installments commencing on January 27, 2006. Because we met operating cash flow targets set in connection with the grant of these options, however, these options will vest, to the extent not already vested, upon the acquisition of us by Sprint Nextel, which will constitute a change of control of Nextel Partners.

(3)	Represents options to purchase Class A common stock granted on January 22, 2004, which options have an exercise price of $13.86 per share and were scheduled to vest in four equal annual installments commencing on December 31, 2004. Pursuant to their terms, however, these options fully vested, to the extent not already vested, upon the merger of Sprint and Nextel, which constituted a change of control of Nextel.

(4)	Represents options to purchase Class A common stock granted on January 16, 2003, which options have an exercise price of $6.67 per share and were scheduled to vest in four equal annual installments commencing on January 16, 2004. Pursuant to their terms, however, these options fully vested, to the extent not already vested, upon the merger of Sprint and Nextel, which constituted a change of control of Nextel.

(5)	Represents contributions made by us to the named executive officers’ 401(k) plan accounts and imputed income for life insurance policies purchased by us for the benefit of the named executive officers.

(6)	Includes $50,000 payment made in 2004 as second installment of bonus awarded to Mr. Rowan in connection with his acceptance of our offer of employment.

(7)	Represents an option to purchase 250,000 shares of our Class A common stock granted on July 17, 2003, which option has an exercise price of $8.66 per share and was scheduled to vest in four equal annual installments commencing on July 17, 2004, and an option to purchase 50,000 shares of our Class A common stock granted on August 18, 2003, which option has an exercise price of $8.65 per share and was scheduled to vest in four equal annual installments commencing on August 18, 2004. Pursuant to their terms, however, these options will vest, to the extent not already vested, upon the acquisition of us by Sprint Nextel, which will constitute a change of control of Nextel Partners.

(8)	Represents an option to purchase 65,000 shares of our Class A common stock granted on January 22, 2004, which option has an exercise price of $13.86 per share and was scheduled to vest in four equal annual installments commencing December 31, 2004, and an option to purchase 100,000 shares of our Class A common stock granted on July 9, 2004, which option has an exercise price of $15.80 per share and was scheduled to vest in four equal annual installments commencing July 9, 2005. Pursuant to the terms of the option to purchase 100,000 shares of Class A common stock, however, such options fully vested, to the extent not already vested, upon the merger of Sprint and Nextel, which constituted a change of control of Nextel.

(9)	Represents an option to purchase 30,000 shares of our Class A common stock granted on January 16, 2003, which option has an exercise price of $6.67 per share and is scheduled to vest in four equal annual installments commencing on January 16, 2004. Pursuant to the terms, however, these options will vest, to the extent not already vested, upon the acquisition of us by Sprint Nextel, which will constitute a change of control of Nextel Partners.

(10)	Includes commissions earned during 2003, 2004 and 2005 and car allowance earned in 2003 and 2004.

Option Grants in Fiscal Year 2005
      The following table sets forth certain information with respect to stock options granted to each of our named executive officers during the year ended December 31, 2005. In accordance with the rules of the SEC, also shown below is the potential realizable value over the term of the option (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These calculations are mandated by the SEC and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our Class A common stock. In 2005, we granted options to acquire up to an aggregate of 4,080,755 shares of Class A common stock to employees, all under our stock option plan and all at an exercise price equal to the fair market value of our Class A common stock on the date of grant.

		Percent of
		Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of
	Securities	Granted to	Exercise		Stock Price Appreciation for
	Underlying	Employees	Price		Option Term
	Options	in Fiscal	per	Expiration
Name	Granted (#)	2005	Share	Date	5% ($)	10% ($)

John Chapple	260,000	6.4%	$20.10	1/27/2015	$3,286,603	$8,328,898
Barry Rowan	190,000	4.7%	$20.10	1/27/2015	$2,401,749	$6,086,502
James Ryder	160,000	3.9%	$20.10	1/27/2015	$2,022,525	$5,125,476
David Aas	135,000	3.3%	$20.10	1/27/2015	$1,706,506	$4,324,620
Donald Manning	90,000	2.2%	$20.10	1/27/2015	$1,137,670	$2,883,080

Aggregate Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values
      With respect to our named executive officers, the following table sets forth information concerning options exercised in 2005 and exercisable and unexercisable options held as of December 31, 2005. The “Value of Unexercised In-the-Money Options at December 31, 2005” is based upon a price of $27.94 per share, which was the closing price of our Class A common stock on Nasdaq on December 30, 2005, minus the per share exercise price, multiplied by the number of shares underlying the “in-the-money” option.

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-
			Options at December 31,		Money Options at December 31,
	Shares		2005		2005 ($)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

John Chapple	—	—	1,515,000	260,000	$29,602,250	$2,038,400
Barry Rowan	—	—	450,000	190,000	$7,506,375	$1,489,600
James Ryder	—	—	262,750	226,250	$3,942,673	$2,430,988
David Aas	—	—	770,000	135,000	$14,619,200	$1,058,400
Donald Manning	—	$454,775	612,500	90,000	$11,894,200	$705,600
Executive Employment Contracts and Termination of Employment Arrangements
      We entered into employment agreements dated as of February 24, 2003, as amended and restated on February 24, 2004 and further amended on February 24, 2005, with Messrs. Chapple, Aas and Manning. On July 17, 2003, we entered into an employment agreement with Mr. Rowan, which agreement was amended and restated on February 24, 2004 and further amended on February 24, 2005. On February 24, 2005, Messrs. Ryder and Gaske also entered into individual employment agreements and these agreements were also further amended on February 24, 2005. Under these agreements, each officer has agreed that while employed by us and for one year thereafter, he will not compete against, or solicit employees or business from, us or any of our direct or indirect subsidiaries. The agreement not to compete against us for one year after the officer’s termination of employment does not apply if the officer is terminated by us without cause, as defined in the employment agreement, or the officer resigns for good reason as defined in the employment agreement. Each agreement has an initial term of one year and automatically extends for successive one-year terms unless the employee or the board of directors provides written notice of termination to the other party at least thirty (30) calendar days prior to the end of the then-current term. Each agreement other than Mr. Chapple’s currently provides that if the employee is terminated without cause or resigns for good reason prior to a change in control, as defined in the agreements, the employee will be entitled to receive up to one year’s base salary plus an amount equal to the employee’s most recent annual bonus. Mr. Chapple’s employment agreement provides him severance equal to two years salary and bonus if he is terminated without cause or resigns for good reason prior to a change in control. Each of these employment agreements was amended and restated effective February 24, 2004 to provide that if the executive officer is terminated without cause or resigns for good reason after a change in control of us, then the terms and conditions of the Retention and Severance Plan adopted by the compensation committee and effective January 27, 2005 shall control. The Retention and Severance Plan is discussed below. Effective February 24, 2006, these agreements were further amended to incorporate changes made to the Retention and Severance Plan, to reflect annual merit increases in the officers’ salaries, to establish the operating and financial metrics that must be obtained in order for the executive officers to receive all or a portion of their bonuses, to provide for quarterly payment of the officers’ bonuses which had historically been paid annually, and to provide for two additional bonuses to be paid to the executive officers which are discussed below. All of these amendments were approved by the compensation committee of the board of directors on January 16, 2006, as permitted by the letter agreement we entered into with Sprint Nextel on December 20, 2005.
      Mr. Rowan’s employment agreement provides that if there is a “Change of Control” of Nextel Partners (as that term is defined in his restricted stock purchase agreement, dated July 17, 2003) prior to January 1, 2008, then we shall pay Mr. Rowan a one-time lump sum payment of $350,000 at the closing of the “Change of Control.” According to his employment agreement, this $350,000 lump-sum payment is a credit against any other severance payment owed to Mr. Rowan under his employment agreement or any other agreement between him and us.
Restricted Stock Purchase Agreements and Change of Control Arrangements
      On November 20, 1998, we entered into restricted stock purchase agreements with each of Messrs. Chapple and Aas in consideration of their employment, which agreements were amended on January 29, 1999. On September 9, 1999, we entered into a restricted stock purchase agreement with Donald Manning. All of these agreements were amended and restated on May 18, 2000 and further amended on October 17, 2002 and May 9, 2005. Pursuant to these agreements, we sold an aggregate of 3,981,666 shares of Class A common stock to these executive officers at a price of $0.002 per share. These shares were subject to certain vesting provisions, but as of December 31, 2002, 100% of these shares had vested.
      On August 18, 2003, we entered into a restricted stock purchase agreement with Mr. Rowan. We amended this agreement on May 9, 2004 and July 16, 2005. Pursuant to this agreement, as amended, we sold 50,000 shares of our Class A common stock to Mr. Rowan at a per share price of $0.001. The shares vest in full on August 1, 2007 so long as Mr. Rowan is continuously employed by us or one of our subsidiaries. However, if Mr. Rowan resigns without good reason prior to August 1, 2007, the number of shares considered vested will be determined based on a four year equal annual installment vesting schedule set forth in the agreement, with the first 25% of the shares vested on August 1, 2004. Vesting of these shares is accelerated 100% upon the occurrence of certain events, including a change of control of us (including the acquisition of us by Sprint Nextel), a termination of employment due to death, disability or without cause or upon resignation by Mr. Rowan for good reason, as defined in the agreement. We have the option to repurchase unvested shares, if any, at the lesser of fair market value or $.01 per share for 90 days after a termination of Mr. Rowan’s employment.
Restricted Stock Plan
      Our restricted stock plan authorizes the grant of shares of our Class A common stock to our directors and officers and the directors and officers of our subsidiaries. We use this plan to recruit and retain talented directors and officers and to stimulate their active interest in our growth, development and financial success by closely aligning their interests with our interests. The restricted stock plan was adopted by our board of directors in March 2003 and approved by our stockholders in May 2003. A total of 375,000 shares of our Class A common stock (subject to adjustment in connection with any stock dividend, stock split, reverse stock split, combination of shares, recapitalization, merger, consolidation or other corporate reorganization) are reserved for issuance under the restricted stock plan. The maximum value of an award under the restricted stock plan to any participant for any year is $500,000. The restricted stock plan is administered by the compensation committee of the board of directors. Shares that are forfeited as a result of a participant’s termination of employment or termination of participation on the board of directors again become available for award.
      The compensation committee has the authority to determine any vesting schedule, rights of repurchase and other terms, conditions and restrictions on the Class A common stock awarded under the restricted stock plan. These terms, conditions and restrictions are set forth in the applicable award agreement entered into with each participant. Such terms may include, but are not limited to, acceleration of vesting or termination of rights to repurchase shares upon events such as death or disability of a participant or change in control of the company or related entities. Unless otherwise provided in an award agreement, shares subject to a right of repurchase by the company may not be transferred. A participant to whom an award is made will generally have all the rights of a stockholder with respect to the shares awarded, including the right to vote and to receive dividends, except as otherwise set forth in the applicable award agreement.
      The restricted stock plan may be amended or terminated by the board of directors at any time, subject to the stockholder approval required (i) to maintain the qualification of awards under the restricted stock plan as “performance-based compensation” under Section 162(m) or (ii) as required under any other applicable laws, rules or regulations.
      The compensation committee may designate whether any award being granted is intended to be “performance-based compensation” under Section 162(m) of the Code. Any such awards are conditioned on the achievement of one or more performance measures, which may be selected by the compensation committee based on any one or more of the following: total stockholder return, stock price, profit margin (gross or net), sales growth, return on investment, earnings per share, return on equity, operating cash flow, net income, market share, working capital, customer satisfaction and employee satisfaction. For awards intended to qualify as “performance-based compensation,” the grant of the awards and the establishment of the performance goals are to be made in compliance with the requirements of Section 162(m).
      Pursuant to our December 20, 2005 letter agreement with Sprint Nextel, we will not issue any additional shares of restricted stock under this plan pending the acquisition of us by Sprint Nextel. As described below, and as permitted by the December 20, 2005 letter agreement, we will issue special cash bonuses, determined as described below, in lieu of any new options or restricted stock.
Retention and Severance Program
      Prompted by the announcement of the Sprint Nextel merger, the compensation committee of our board of directors adopted a Retention and Severance Program effective as of January 27, 2005. On January 16, 2006, the compensation committee of our board of directors approved modifications to the Retention and Severance Program as permitted by our December 20, 2005 letter agreement with Sprint Nextel. The objectives of the Retention and Severance Program are: (i) to retain officers and critical employees during the period leading up to any potential change in control of us, including a change of control caused by the exercise of the put right; and (ii) to provide an incentive for officers and employees to maximize our value prior to a potential change in control of us.
      Under the Retention and Severance Program, all of our executive officers will be eligible to receive a cash incentive payment equal to 100% of their base salary and annual performance bonus if there is a change in control (the “Retention Payment”). The actual amount of the Retention Payment is tied to the achievement of certain 2005 operating objectives, which the company achieved. For executive officers, 50% of the Retention Payment is payable at the time of a change in control. The balance of the Retention Payment is payable on the earlier of: (i) the date the executive officer is terminated without cause or resigns for good reason after a change in control or (ii) six months after a change in control.
      In addition to the Retention Payment, if an executive officer is involuntarily terminated other than for cause or resigns for good reason within one year after a change in control, the executive officer, other than our chief executive officer, will receive a cash severance payment equal to 200% of his base salary and annual performance bonus plus medical and dental benefits for two years. If our chief executive officer is involuntarily terminated other than for cause or resigns for good reason within one year after a change in control, the chief executive officer will receive a cash severance payment equal to 300% of his base salary and annual performance bonus plus medical and dental benefits through the end of the year in which he is terminated or resigns plus two additional years thereafter. If an executive officer is involuntarily terminated other than for cause or resigns for good reason within 12 to 18 months after a change in control, the severance benefits for the executive officer will be reduced by 50%. Any cash severance payment will be made on the last day worked or as soon thereafter consistent with applicable laws and regulations. If an executive officer voluntarily resigns without good reason or his employment is terminated for cause, the executive officer will not receive any cash severance payment or additional benefits.
      In addition to the cash Retention Payment, stock options granted to our executive officers on January 27, 2005 vest in four equal annual installments beginning on the first anniversary of the date of grant; however, in the event of a change in control of us (including our acquisition by Sprint Nextel), these options will automatically vest in full since we achieved our 2005 operating cash flow objectives.
      In addition to the severance and retention payments described above, our executive officers will receive a cash bonus in lieu of any additional equity compensation. These cash bonuses will be paid upon the closing of the sale of our Class A common stock to Nextel or one of its subsidiaries as contemplated by the put process set forth in our charter. The amount of such cash awards is $769,500, $484,500, $427,500, $342,000, $313,500 and $228,000 for each of Messrs. Chapple, Rowan, Ryder, Aas, Manning and Gaske, respectively.
      In addition to the bonuses described above, our compensation committee approved, based on the advice of compensation experts, an additional bonus program in lieu of the grants of equity compensation that otherwise would have been made to the executive officers for 2006. Payment of these bonuses are based on the achievement by us of certain operating cash flow goals and are payable to the executive officers, subject to the achievement of the goals, on the earlier of (i) the first business day following the six month anniversary of the closing of the put transaction with Sprint Nextel and (ii) the termination of the executive’s employment after such closing without “cause” or for “good reason” (in each case, as defined in the executive’s employment agreement). The target amount of such bonuses is $750,000, $500,000, $500,000, $400,000, $300,000 and $275,000 for each of Messrs. Chapple, Rowan, Ryder, Aas, Manning and Gaske, respectively.
      All of the compensation to be paid to our executive officers has been approved by the compensation committee of the board of directors and agreed to by Sprint Nextel as part of the put transaction.
      Our Retention and Severance Program also provides other employees with cash retention incentives and cash severance as well as cash bonuses tied to achieving certain operating cash flow targets.
Third Amended and Restated Nonqualified Stock Option Plan
      The Plan is used by us to recruit and retain talented employees and to stimulate their active interest in our growth, development and financial success by closely aligning their interests with our interests. Approximately 61% of our current employees, including all of our executive officers, own shares or hold options to purchase shares under the Plan.
      The number of shares of our Class A common stock reserved for issuance under the Plan is 34,545,354; provided that this number shall be increased by the number of shares that have been issued to senior managers pursuant to a restricted stock purchase agreement and subsequently repurchased by us upon termination of such senior manager. We issued 8,834,994 shares of Class A common stock pursuant to the restricted stock purchase agreements, and to date none of those shares have been repurchased by us. Of this amount, 4,804,998 shares of Class A common stock remain subject to repurchase pursuant to the restricted stock purchase agreements.
      Unless otherwise provided by the terms of a specific option agreement, options granted under the Plan prior to an amendment of the Plan on October 17, 2001 vested over three years in three equal annual installments and options granted after the October 17, 2001 amendment vest over four years in four equal annual installments, in each case generally beginning one year from the date of grant. Pursuant to the authority granted to it under the Plan, on January 27, 2005, our compensation committee determined that all options held by employees (but not senior managers) granted prior to January 27, 2005 shall immediately vest in full upon the occurrence of a defined change of control of us (including our acquisition by Sprint Nextel). In addition, all options granted on January 27, 2005 to employees (including senior managers) will immediately vest in full upon a change of control of us (including our acquisition by Sprint Nextel) since we have achieved our 2005 operating cash flow targets as established by the compensation committee. Option agreements entered into between us and the senior managers prior to 2005 provide for acceleration on any change of control of us or Nextel, and, as a result, such options granted prior to 2005 vested upon the merger of Sprint and Nextel.
      Any option that has not been exercised, exchanged or converted, as the case may be, at or prior to the closing of any purchase by Nextel WIP of all of our outstanding capital stock (in accordance with the provisions of our charter), shall be canceled and become unexercisable upon such closing.
      Grants of options to senior managers under the Plan (other than grants to the chief executive officer) are to be based on criteria established by the compensation committee and the chief executive officer, and grants to employees other than senior managers shall be made subject to the same performance criteria as senior managers, or such additional or different criteria as the board of directors may establish. The Plan’s stated intention is that approximately twenty-five percent (25%) of the options subject to the Plan will be granted in connection with recruitment of new employees other than senior managers and that senior managers shall receive in the aggregate up to twenty percent (20%), and not less than ten percent (10%) without the consent of the affected senior manager(s), of the total number of options granted in each year. See “Option Grants in Fiscal Year 2005” for the percentage of total option grants to employees in 2005 that were made to named executive officers. Philip Gaske was granted options to purchase an aggregate of 100,000 shares of our Class A common stock in 2005. Of the total number of options granted to employees in 2005, the options granted to Mr. Gaske equals 2.5%. Each of the named executive officers and Mr. Gaske are considered “senior managers” for purposes of the Plan.
      The Plan states that it is the duty of the board of directors (or a committee thereof) to conduct the general administration of the Plan. The board of directors has delegated this duty to the compensation committee.
      The board of directors may amend the Plan in whole or in part without obtaining approval from our stockholders except when such approval is required under Rule 16b-3 of Section 16 of the Exchange Act or under any other legal or regulatory requirement; provided that the board of directors may not amend or modify the Plan if the proposed modification or amendment would be materially adverse to the senior managers as a group or to any individual participating employee without obtaining prior written consent of the senior managers or optionee, as the case may be.
      The board of directors (or a committee thereof) may waive any conditions or rights under, amend the terms of, or alter, suspend, discontinue, cancel or terminate any option granted under the Plan, prospectively or retroactively, provided that any such waiver, amendment, alteration, suspension, discontinuance, cancellation or termination that adversely affects the rights of an optionee or any holder or beneficiary of any option previously granted shall not become effective without the consent of the affected optionee, holder or beneficiary.
      According to the Plan, each option granted under the Plan is evidenced by a stock option agreement, containing terms and conditions determined by the administrator of the Plan. All stock option agreements entered into by each of the named executive officers initially contained a right for us to repurchase all vested options or shares purchased upon exercise of vested options if the named executive officer was either terminated for cause or voluntarily quit without good reason. The repurchase price varied depending upon the date of the repurchase and certain other factors and, as of June 2004, the repurchase price was, for vested options, 100% of the excess of the fair market value of the shares issued upon exercise of the option over the exercise price and, in the case of already issued shares, 100% of the fair market value of the already issued shares. On June 10, 2004, the compensation committee eliminated our repurchase right with respect to the vested options or shares purchased upon exercise of vested options for each of our named executive officers.
      Pursuant to our December 20, 2005 letter agreement with Sprint Nextel, we will not issue any additional options or other equity compensation awards under this plan pending the acquisition of us by Sprint Nextel. As described above, and as permitted by the December 20, 2005 letter agreement, we will issue special cash bonuses, determined as described above, in lieu of any new options or restricted stock.
Employee Stock Purchase Plan
      Our employee stock purchase plan was adopted by our board of directors in January 2000 and was approved by our stockholders in February 2000. Initially, a total of 3,000,000 shares of Class A common stock has been reserved for issuance under the employee stock purchase plan. The employee stock purchase plan, which is intended to qualify under Section 423 of the Code, is administered by our board of directors. Our employees, including officers and employee directors, are eligible to participate in the employee stock purchase plan if they are employed by us or our subsidiaries for at least 20 hours per week.
      The employee stock purchase plan is implemented by quarterly offering periods. Our board of directors may change the timing or duration of the offering periods. The employee stock purchase plan permits eligible employees to purchase shares of Class A common stock through payroll deductions at 85% of the lesser of the fair market value per share of the Class A common stock on the first day of the offering period or on the purchase date. Participants generally may not purchase shares if, immediately after the grant, the participant would own shares or options to purchase shares of Class A common stock totaling 5% or more of the total combined voting power of all of our outstanding capital stock, or have purchased more than $25,000 of our outstanding capital stock in any calendar year. The purchase price is the lower of the market price of the shares on the first or last day of each fiscal quarter.
      The employee stock purchase plan was terminated effective January 1, 2006.
Nonqualified Deferred Compensation Plan
      In October 2004, we adopted a nonqualified deferred compensation plan effective January 1, 2005 to provide a means by which certain key management employees may elect to defer receipt of current compensation in order to provide retirement and other benefits. The plan is intended to be an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of key management employees under Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974 and the provisions of Section 409A of the Internal Revenue Code.
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
      Participants may voluntarily elect to defer between 5% and 80% of base salary and commission, and between 10% to 100% of quarterly or annual incentive bonus, or a percentage above a stated amount. Deferrals may be allocated to retirement, education or in-service accounts.

      Participants may elect a different payout election for each type of account. Participants are paid in annual installments commencing ninety (90) days following the distribution event and on the anniversary of the distribution event thereafter (a 6-month delay applies to terminated key employees). Accounts are paid out on the distribution events as follows:

•	Retirement (age 55 or greater with 10 years of service or age 65): lump sum or up to 10 annual installments

•	Termination or death: lump sum or up to five annual installments

•	In-service: lump sum upon specified date no earlier than three years following January 1 of the year the deferral election was made; re-deferral election allowed

•	Hardship withdrawal: IRS 401(k) safe harbor criteria is applied

•	Account balances less than $25,000 distributed in lump sum

•	If no payout election specified, then default is lump sum

•	Distribution payout election may be changed if made at least 12 months in advance of payout event (except for death); re-deferral election must be effective for at least five years, unless preceded by termination or death; no acceleration of benefits allowed
      Participants may choose from among 15 mutual fund indices. Earnings are credited to their account based upon the performance of the funds selected by the participant. Plan assets are invested in these same funds and we intend to rebalance the portfolio periodically to match the investment allocation of the participants.
Compensation Committee Report on Executive Compensation
      The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
      The compensation committee oversees and evaluates the compensation of our executive officers. The overall goals of the committee are to align executive compensation with individual performance and the performance of Nextel Partners and to attract and retain executives who can significantly contribute to our success in a competitive industry. All of the members of the committee are independent directors. The committee is governed by a charter approved by the board of directors and reviewed annually by the committee. In accordance with its charter, the committee may engage outside advisors, such as compensation consultants. The committee holds regular meetings and evaluates and approves executive compensation each year.

Compensation Objectives
      Our executive compensation structure is designed to: (i) reward our executive officers appropriately for their contributions to our growth, profitability and other goals; (ii) align the interests of our executive officers with the long-term interests of our stockholders through a mix of long-and short-term incentives, which involve downside risk as well as upside potential; and (iii) encourage retention by maintaining our competitiveness in the relevant labor markets.

Components of Compensation
      The committee believes that the compensation levels of our executive officers should consist of a combination of the following fixed and variable elements:

•	base salaries that are commensurate with those of executives of comparable telecommunications companies;

•	cash bonus opportunities based on achievement of objectives set by (i) the committee, with respect to our chief executive officer, and (ii) our chief executive officer in consultation with the committee, with respect to our other executive officers; and

•	equity-related incentive compensation, which is intended to align management and stockholder interests.
      In general, the committee considers the following factors when determining the compensation of our executive officers:

•	our financial performance as measured by attainment of specific financial objectives and operating results, including customer satisfaction scores and growth in revenues, operating cash flow, adjusted EBITDA and number of subscribers;

•	our performance against long-range business plans and strategic initiatives;

•	the individual performance of each executive officer, including the achievement of identified goals by the executive or his or her functional group;

•	other relevant factors, such as the overall labor market for qualified executives in the wireless industry and the overall economic conditions both in the wireless industry and the country as a whole; and

•	historical cash and equity compensation levels.

Review of Each Component of Executive Compensation
      The committee has reviewed the aggregate amounts and cumulative mix of all of the components of our executive officers’ compensation, including salary, bonus, equity compensation, accumulated realized and unrealized stock option and restricted stock gains, medical and other insurance benefits, the value to the executive and the cost to us of personal benefits, including perquisites, if any, and the projected payout obligations under our executive retirement plan and under potential severance and change of control scenarios.

Cash Compensation
      The 2005 base salaries for Messrs. Chapple, Rowan, Aas and Manning were set by their individual employment agreements. These agreements were entered into by each of these executive officers other than Barry Rowan in February 2003, and were subsequently amended on February 24, 2004 and 2005. Mr. Rowan joined Nextel Partners, and entered into an employment agreement with us, in July 2003. This agreement was subsequently amended on February 24, 2004 and 2005, with the latest amendment reflecting his promotion to executive vice president. On February 24, 2005, Messrs. Ryder and Gaske also entered into individual employment agreements. The level of base salary for each executive officer was determined by reference to officers’ salaries at similarly-situated companies with operating results that compare with ours.
      The executive officers’ bonus compensation for 2005 was determined in accordance with a formula that ties a target bonus to the achievement of our overall goals. In most instances, the target bonus is established as a percentage of base salary, ranging from 75% for certain officers to 100% for other officers, including the chief executive officer. The employment agreements provide the committee the authority to grant a bonus above these percentages. In addition, for as long as each employment agreement is renewed, each year the committee is required to review the executive’s base salary and bonus payment in light of the performance of the executive and Nextel Partners, and the committee may then increase (but not decrease) the base salary and bonus payment by an amount it determines to be appropriate.

      Each year we develop a performance plan with our overall annual goals, as required by the employment agreements. The target bonus compensation described above is determined by the extent to which these goals are met. For 2005, the overall goals were to:

•	meet targets relating to the addition and retention of subscribers on the Nextel digital mobile network;

•	meet revenue targets; and

•	meet operating cash flow targets.
      In 2005, all of these performance goals were exceeded. As a result, for 2005 all of the executive officers, including the chief executive officer, were paid cash bonuses that were greater than their target bonuses.
      The committee believes the cash compensation paid to our executive officers is comparable to industry salary and bonus levels.

Equity Compensation
      The committee administers and authorizes grants and awards to our executive officers made under our stock option and restricted stock plans. Periodically, the committee authorizes grants of options to purchase Class A common stock under our stock option plan to all employees who have been with us for a specified length of service. The committee also authorizes awards for new employees as incentives to join the company. Options are generally granted under the stock option plan at the then-current market price and are generally subject to four-year vesting periods to encourage employees to remain with us.
      The committee established a pool of options available for grant to key employees, including executive officers, in January 2005 subject to the achievement of stated goals for 2004. By achieving 101% of the stated goals, 101% of the pool was available for grant to these key employees for our 2004 performance. However, given the possibility that grants of options will be required to be treated as an expense, the committee elected to make a smaller option pool available for grant for 2005 performance. In addition, the committee determined that option grants would be made from this pool not only to key employees, but also to certain of our other employees, in order to increase the incentives of those employees to remain with us and to focus on achieving operating objectives.
      The stock option and restricted stock plans are intended to provide incentives to executive officers to meet our goals, maximize stockholder value and encourage retention. Exceptionally talented executives are necessary to the achievement of our long-term goals, especially at a time of significant growth and competition in the wireless industry. In determining whether and in what amount to grant stock options or other equity compensation to our executive officers for performance in 2004, the committee considered each executive’s projected contribution to our long-term growth and profitability and to the achievement of our primary business objectives for 2005, including revenue growth, customer additions, operating cash flow and customer satisfaction. The committee also considered the amount and date of vesting of currently outstanding incentive equity compensation granted to each of the executive officers.
      Certain option grants were made to employees, including executive officers, on January 27, 2005. All of these options will immediately vest in full upon a change of control (including our acquisition by Sprint Nextel) since we have achieved our 2005 operating cash flow targets as established by the committee. Option agreements entered into between us and our current executive officers, other than Messrs. Ryder and Gaske, prior to 2005 provide for acceleration on any change of control of us or Nextel and, therefore, accelerated upon the merger of Sprint and Nextel.

Compensation of the Chief Executive Officer
      John Chapple, our president and chief executive officer, received total cash compensation of $1,254,808 for his services in 2005, including annual salary payments totaling $592,308. The committee considered several factors in determining Mr. Chapple’s annual salary for 2005, including the fact that we significantly outperformed our revenue growth and operating cash flow goals for 2004, and Mr. Chapple’s contributions to our strategic focus, market position, corporate culture and seamless operations with Nextel. In particular, the committee noted that we achieved 103% of the 2004 net customer addition target, 100.1% of the revenue target and 108% of the operating cash flow target. The committee noted that under Mr. Chapple’s leadership, we achieved a consolidated annual growth rate of subscribers from 2000 to the end of 2004 of 63% and a consolidated annual growth rate in service revenues during the same five years of 77%. The committee further noted that during 2004 we continued to lead the wireless industry in lifetime revenue per subscriber
      Mr. Chapple was also awarded bonus payments totaling $662,500 for services in 2005. $2,500 of this bonus amount was paid to Mr. Chapple in connection with bonuses paid to all employees for satisfying quarterly customer satisfaction targets. The bonus amount also includes $660,000, paid to Mr. Chapple in January 2006. This payment was made based on the company’s performance in relation to the 2005 corporate goals identified above in this report under the heading “Cash Compensation.” The committee further noted that our stock price had largely outperformed our peers and the market during 2005.

2005 Compensation and the Retention and Severance Program
      With respect to compensation for 2005, the committee had placed particular importance on the need to retain key employees following the completion of the Sprint Nextel merger on August 12, 2005 and on the October 24, 2005 vote of our Class A common stockholders to exercise the put right to require Nextel WIP to purchase all our outstanding shares of Class A common stock. The committee considered the unique circumstances surrounding the put, including the possibility that there may be a long period between the date of the closing of the Sprint Nextel merger and the date on which the put may be exercised. The uncertainty inherent in this process, and the length of time before the uncertainty was resolved, had the potential to distract management and employees and lead to an increase in employee attrition rates. The committee recognized the need to retain talent in the period leading up to a potential change of control of Nextel Partners and recognized the substantial disruptions that would result if senior management were to leave us, including the difficulties faced in trying to recruit senior management to a company that might be sold in the near term.
      In light of these circumstances, the committee adopted a Retention and Severance Program that was effective as of January 27, 2005 and amended on January 16, 2006, the terms of which are described above. The objectives of the Retention and Severance Program are:

•	to retain officers and critical employees during the period leading up to a potential change in control of Nextel Partners;

•	to provide an incentive for officers and employees to maximize our value prior to a potential change in control; and

•	to successfully complete a change in control if the put right is exercised.
      Before its adoption, the Retention and Severance Program was reviewed by an external consultant with expertise in executive compensation matters. This consultant concluded that the program was appropriate, given our business circumstances and the performance-based nature of the program.

Deductibility Limit on Executive Compensation
      Section 162(m) of the Code generally disallows a tax deduction to a publicly held company for compensation in excess of $1 million paid to its chief executive officer or any of its four other most highly compensated executive officers, unless the plan and awards under which any portion of the compensation is paid meet specified requirements. Our incentive equity plans do not meet those requirements, and we have determined that meeting these requirements may not be in the best interest of the company and our stockholders. Accordingly, the committee will not recommend any amendments to our incentive equity plans to satisfy those requirements at this time.

Summary
      The committee believes that our compensation policies have been successful in attracting and retaining qualified employees and in linking compensation directly to corporate performance relative to our goals and guiding principles. Our compensation policies will continue to evolve over time as we strive to attain our near-term goals while maintaining our focus on building long-term stockholder value.
Compensation Committee Interlocks and Insider Participation
      All members of the compensation committee during 2005 were independent directors, and none of them were our employees or former employees. None of our executive officers has ever served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) have served on our compensation committee or board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of December 31, 2005 by:

•	each stockholder known to us to be a beneficial owner of more than 5% of the outstanding shares of our common stock;

•	each of our directors;

•	each of our “named executive officers” (as defined above); and

•	all of our executive officers and directors as a group.
      Beneficial ownership is determined in accordance with the rules of the SEC. Shares subject to options, warrants and securities convertible into common stock that are exercisable as of December 31, 2005 or exercisable within 60 days thereof are shown separately in the column labeled “Number of Shares Underlying Options” and are deemed outstanding for the purposes of computing the number of shares beneficially owned and the percentage ownership of that person. Except as indicated in the footnotes to this table, we believe that each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name, except to the extent shared by a spouse under applicable law. This table is based on information supplied to us by our officers, directors and principal stockholders and by filings made with the SEC. As of December 31, 2005, there were 284,705,333 shares of common stock outstanding, of which 200,072,729 shares were Class A common stock and 84,632,604 shares were Class B common stock.
      Unless otherwise noted, the address for each stockholder below is: c/o Nextel Partners, Inc., 4500 Carillon Point, Kirkland, Washington 98033.

		Number of	Percentage of	Percentage
	Number of	Shares	Class A	of Common
	Shares of	Underlying	Common Stock	Stock
Name and Address	Common Stock	Options	Outstanding	Outstanding

Parties to Amended and Restated Shareholders’	103,053,532	—	9.2%	36.2%
Agreement(1)
Nextel WIP Corp.	84,632,604	—	—	29.7%
2001 Edmund Halley Drive
Reston, VA 20191
FMR Corp.(2)	22,307,853	—	11.1%	7.8%
82 Devonshire Street
Boston, MA 02109
T. Rowe Price Associates, Inc.(3)	17,250,927	—	8.6%	6.1%
100 E. Pratt Street
Baltimore, MD 21202
Deutsche Bank AG(4)	13,816,456	—	6.9%	4.9%
Taunusanlage 12
D-60325 Frankfurt am Main
Federal Republic of Germany
William H. Gates III(5)	12,766,106	—	6.4%	4.5%
One Microsoft Way
Redmond, WA 98052
Madison Dearborn Capital Partners II, LP(6)	12,349,179	—	6.2%	4.3%
Three First National Plaza, Suite 3800
Chicago, IL 60602
Caxton International Limited(7)	10,445,445	—	5.2%	3.7%
c/o Prime Management Limited
Mechanics Building, 12 Church Street
Hamilton HM11, Bermuda
Janus Capital Management LLC(8)	9,993,798	—	5.0%	3.5%
151 Detroit Street
Denver, CO 80206
John Chapple(9)	2,004,972	1,580,000	1.8%	1.3%
David Aas	764,727	803,750	*	*
Barry Rowan	50,000	497,500	*	*
James Ryder	4,615	322,750	*	*
Donald Manning	62,000	635,000	*	*
Adam Aron	45,000	38,250	*	*
Caroline H. Rapking	45,000	38,250	*	*
Dennis M. Weibling(10)	175,656	35,775	*	*
Christopher T. Rogers(11)	84,632,604	—	—	29.7%
James N. Perry, Jr.(12)	12,349,179	4,950	6.2%	4.3%
Steven B. Dodge	70,000	93,250	*	*
Arthur W. Harrigan, Jr.	59,300	4,950	*	*
Directors and officers as a group (13 persons)(13)	100,279,553	4,334,675	9.8%	36.2%

*	Less than 1%

(1)	The following stockholders are parties to an amended and restated shareholders’ agreement that contains an agreement by all of the parties, except Eagle River Investments, LLC (“Eagle River Investments”), to vote for director candidates nominated by certain of our stockholders and imposes restrictions on all of the parties with respect to the sale, transfer or other disposition of our capital stock by these parties: Nextel WIP, Madison Dearborn Capital Partners II, L.P. (“Madison Dearborn Partners”), Eagle River Investments, Motorola, Inc. (“Motorola”) and John Chapple, David Aas and Mark Fanning, each of whom (with respect to the individuals listed) is a member of our senior management. The amended and restated shareholders’ agreement terminates on January 29, 2014. See Item 13,“Certain Relationships and Related Transactions” for a description of this agreement. All parties to this agreement disclaim beneficial ownership of shares not owned directly by them or by an entity otherwise affiliated with them.

(2)	Based on information provided in a second amendment to Schedule 13G filed on February 14, 2006 by FMR Corp. (“FMR”), Edward C. Johnson 3d, FMR wholly-owned subsidiaries and Fidelity International Limited, a partnership. The Schedule 13G/ A states that FMR has sole voting power with respect to 2,972,875 of these shares and sole dispositive power with respect to all of these shares. Certain of these shares are beneficially owned by individuals and entities related to FMR, including certain FMR subsidiaries and a partnership.

(3)	Based on information provided by T. Rowe Price Associates, Inc. (“T. Rowe”) in a third amendment to Schedule 13G filed on February 14, 2006. T. Rowe, in its capacity as investment adviser, has sole voting power with respect to 4,186,105 of these shares and sole dispositive power with respect to all of these shares. The shares reported are owned of record by clients of T. Rowe. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. According to the Schedule 13G/ A, none of T. Rowe’s clients is known to have such right or power with respect to more than five percent of our securities.

(4)	Based on information provided by Deutsche Bank AG and its Corporate and Investment Banking and the Corporate Investments business groups and its subsidiaries and affiliates in Schedule 13G filed February 1, 2006. The Schedule 13G states that Deutsche Bank AG has sole voting power and sole dispositive power with respect to all of these shares.

(5)	Based on information provided by William H. Gates III in a first amendment to Schedule 13G filed jointly by Mr. Gates and Cascade Investment, L.L.C. (“Cascade”) on February 13, 2003. The reported shares include 8,725,236 shares of Class A common stock owned by Cascade and 4,040,870 shares of Class A common stock owned by Mente, L.L.C. (“Mente”). All common stock held by Cascade or Mente may be deemed to be beneficially owned by Mr. Gates as the sole member of each of Cascade and Mente. The manager and executive officer of each of Cascade and Mente, Michael Larson, has voting and investment power with respect to all of the reported shares. Mr. Larson disclaims beneficial ownership of all of the reported shares.

(6)	Based on information provided by Madison Dearborn Partners in a fourth amendment to Schedule 13G filed on February 15, 2005.

(7)	Based on information provided by Caxton International Limited in Schedule 13G filed January 27, 2006. The Schedule 13G states that Caxton International Limited, Caxton Associates, L.L.C. and Mr. Bruce S. Kovner, Chairman of Caxton Associates, have shared voting and dispositive power with respect to all of these shares.

(8)	Based on information provided by Janus Capital Management LLC in Schedule 13G filed February 14, 2006. The Schedule 13G states that Janus Capital Management LLC, in its capacity as investment adviser, has sole voting power with respect to 8,398,880 of these shares and sole dispositive power with respect to 8,398,880 of these shares. The shares reported are owned of record by clients of Janus Capital Management LLC. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities, and Janus Capital Management LLC disclaims any ownership associated with such rights. According to the Schedule 13G, none of Janus Capital Management LLC’s clients is known to have such right or power with respect to more than five percent of our securities. The Schedule 13G also states that Janus Capital Management LLC has indirect ownership stakes in Enhanced Investment Technologies LLC and Perkins, Wolf, McDonnell and Company, LLC and has shared voting and dispositive power over 1,594,918 shares.

(9)	Includes 736,666 shares held by JRC Coho LLC, an entity controlled by Mr. Chapple, and 145,000 shares held by Panther Lake LLC, an entity controlled by Mr. Chapple and John Thompson.

(10)	Includes 3,600 shares held by On Eagle Wings, LLC, 119,556 shares held by Weibling Family Trust, 7,500 shares held by Dennis Weibling Rollover IRA and 45,000 shares held by Mr. Weibling directly.

(11)	Includes shares held by Nextel WIP, of which Mr. Rogers is senior vice president of Sprint Nextel’s global initiatives and spectrum group. Mr. Rogers disclaims beneficial ownership of such shares.

(12)	Consists of 12,349,179 shares held by Madison Dearborn Partners, of which Mr. Perry serves as a director. Mr. Perry disclaims beneficial ownership of such shares.

(13)	See footnotes 9 through 12 above. Includes John Chapple, Adam Aron, Christopher T. Rogers, Steven B. Dodge, Caroline H. Rapking, James N. Perry, Jr., Dennis M. Weibling, Arthur W. Harrigan, Jr., Barry Rowan, David Aas, Donald J. Manning, James Ryder and Philip Gaske.
      The following table reflects our equity compensation plan information as of December 31, 2005:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected
Plan Category	Warrants and Rights	Warrants and Rights	in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders
Third Amended and Restated Nonqualified
Stock Option Plan	17,333,175	$12.06	6,621,516
Employee Stock Purchase Plan	—	N/A	1,476,605
Equity compensation plans not approved by security holders(1)	210,000	$1.67	—

Total	17,543,175	$11.93	8,098,121

(1)	Includes an outstanding non-plan option granted to John Thompson on January 29, 1999 pursuant to an employment agreement to purchase 210,000 shares of Class A common stock at an exercise price of $1.67 per share. As of December 31, 2005, all the shares underlying this option were fully vested. This option expires January 29, 2009.

Item 13.	Certain Relationships and Related Transactions

Amended and Restated Shareholders’ Agreement
      On January 29, 1999, we entered into a shareholders’ agreement with Nextel WIP, DLJ Merchant Banking Partners II, L.P., Madison Dearborn Partners, Eagle River Investments, Motorola, our senior management stockholders and all of the other parties who were stockholders prior to our initial public offering. In that agreement, the parties agreed to certain matters relating to our management and operations and the sale, transfer or other disposition of our capital stock by these stockholders. This agreement also granted Nextel WIP certain preemptive rights to purchase shares of stock offered to the public by us, DLJ Merchant Banking or Madison Dearborn Partners. In addition, pursuant to this agreement, we granted to DLJ Merchant Banking and Madison Dearborn Partners certain demand registration rights and to all of the parties “piggyback” registration rights. This agreement was amended and restated in February 2000 in connection with the initial public offering of our Class A common stock and has subsequently been amended several times. The current parties to the amended and restated

shareholders’ agreement are Nextel WIP, Madison Dearborn Partners, Eagle River Investments, Motorola and the following stockholders who are also part of our senior management: John Chapple, David Aas and Mark Fanning. The amended and restated shareholders’ agreement terminates on January 29, 2014.

Sprint Nextel Operating Agreements
      We, through our principal subsidiary, entered into agreements with Nextel WIP that govern the build-out and operation of our portion of the Nextel digital mobile network. As of December 31, 2005, Nextel WIP held 29.7% of our outstanding common stock, and one of our directors is affiliated with it. Except as specifically set forth below, these operating agreements were executed on January 29, 1999 and, in some cases, were amended on September 9, 1999 and again on September 27, 2000, and have an initial term of ten years, which may be extended for up to an additional two and a half years and renewed for up to four ten-year renewal terms at our option.

Joint Venture Agreement
      Our joint venture agreement with Nextel WIP requires us to build and operate our portion of the Nextel digital mobile network on time, make it compatible with Nextel’s systems, meet or exceed quality standards applicable from time to time to Nextel’s subsidiaries operating in the United States, and offer a set of core service features and upgrade our system to comply with future Nextel standards.
      This agreement also governs the transfer of licenses from Nextel WIP to us. To the extent that we require additional frequencies to operate our business, the joint venture agreement sets forth the terms under which we may acquire such frequencies from Nextel WIP, from third parties or in auctions of spectrum by the Federal Communications Commission. All of the frequencies we acquired or may acquire from Nextel WIP are subject to transfer restrictions and rights of first refusal in favor of Nextel WIP.
      Additional terms of the joint venture agreement are as follows: Nextel WIP has agreed to assist us with securing vendor discounts; we have agreed to obtain Nextel WIP’s approval prior to taking certain significant actions, including making a material change to our business objectives or technology; with limited exceptions, Nextel WIP has agreed that during the term of the joint venture agreement, Nextel and/or our subsidiaries will not provide digital mobile wireless communications services within our markets using the Nextel brand name; Nextel WIP has agreed to negotiate with us to give us the first right in our territories to own and operate businesses using the 900 MHz frequency that Nextel currently holds; and we are generally required to adhere to the same standards for pricing structure, advertising, promotions, customer care, telemarketing and related activities as the Nextel subsidiaries operating in the United States.
      As described in further detail below, in the event of a termination of the joint venture agreement, Nextel WIP could, in certain circumstances, purchase or be forced to purchase all of our outstanding stock. If that happens, Nextel WIP, at its option, would be entitled to pay the purchase price for our stock in cash or in shares of Nextel common stock.

Other Operating Agreements
      We have also entered into operating agreements with Nextel WIP with respect to: the license to Nextel trademarks and service marks; the ability of each party’s subscribers to roam in the other party’s territory; Nextel’s use of analog systems and services in our territories; access to telecommunications towers space; access to information systems; and telecommunications switching services. For the year ended December 31, 2005, we paid to Nextel WIP approximately $180.6 million for such services and received from Nextel WIP approximately $211.6 million in roaming revenue.

Agreement Specifying Obligations and Limiting Liability of, and Recourse to, Nextel
      All of our operating agreements are with Nextel WIP, not Nextel. Pursuant to the terms of the agreement specifying obligations and limiting liability of, and recourse to, Nextel, the maximum cumulative, aggregate cash liability of Nextel and our controlled affiliates, other than Nextel WIP, for any and all actual or alleged claims or causes of action arising in connection with any aspect of the agreements governing or otherwise relating to the operating agreements is capped at $200 million, subject to adjustments for amounts previously advanced. Some significant Nextel obligations, including any commitments that Nextel may make in the future to enable Nextel WIP to subsidize required upgrades and to buy our stock from our other stockholders under certain circumstances, will not be subject to the cap.

Certain Obligations Under Our Charter
      Our charter, under certain circumstances, allows Nextel WIP, or allows holders of our Class A common stock to cause Nextel WIP, to purchase all of our outstanding Class A common stock. In any such event, Nextel WIP will have the choice of paying for any shares of Class A common stock in cash, in shares of Nextel common stock, or in a combination of cash and Nextel common stock. Events that trigger these rights and obligations include:

•	January 29, 2008, subject to certain postponements by our board of directors;

•	If Nextel changes its digital transmission technology, the change is materially adverse to us and Nextel WIP determines not to provide us free of charge the equipment necessary to provide our subscribers with service comparable to what they had been receiving;

•	If Nextel WIP requires a change in our business, operations or systems, the change is materially adverse to us, Nextel WIP does not subsidize us for the costs of such change and we decline to implement the required change; or

•	Termination of our operating agreements with Nextel WIP as a result of our breach.
      The holders of our Class A common stock may cause Nextel WIP to purchase all outstanding Class A common stock upon the occurrence of certain triggering events. If a triggering event occurs and the holders of our Class A common stock determine to require Nextel WIP to purchase all of our outstanding Class A common stock, all stockholders will be required to sell their shares to Nextel WIP. In any such event, Nextel WIP will have the choice of paying for any shares of Class A common stock in cash, in shares of Nextel common stock, or in a combination of cash and Nextel common stock. Events that trigger these rights and obligations include:

•	Change of control of Nextel;

•	If we do not implement a change in our business, operations or systems required by Nextel WIP, the change is materially adverse to us, and our board of directors provides non-Nextel affiliated stockholders with the opportunity to require Nextel WIP to buy their shares of Class A common stock and a majority of the stockholders vote to do so; or

•	Termination of our operating agreements with Nextel WIP as a result of a breach by Nextel WIP.
      On August 12, 2005, Nextel merged with Sprint Corporation. The merger constituted a Nextel sale pursuant to our charter, and on October 24, 2005, our Class A common stockholders voted to exercise the put right, set forth in our charter to require Nextel WIP to purchase all our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The put price was determined after the two appraisers appointed pursuant to our charter, Morgan Stanley and Lazard, issued their reports that determined fair market value as defined in our charter.
      You may find more information about the put right, including the definition of fair market value and the procedures pursuant to which fair market value was determined, in our charter, the December 20, 2005 letter agreement between us and Sprint Nextel, and the valuation letters from the two appraisers. These documents are available on our website at www.nextelpartners.com in the investor relations section, at the “select corporate documents” link.

Business Relationships
      In the ordinary course of business, we have leased tower space from American Tower Corporation, of which Mr. Dodge, one of our directors, is a stockholder, and was formerly chief executive officer (from June 1998 to October 2003) and chairman of the board of directors (from June 1998 to February 2004). Mr. Dodge currently provides services to American Tower Corporation from time to time on a part-time basis. During 2005, we paid American Tower Corporation $11.8 million for tower leases.
      During the period August 12, 2005 through December 31, 2005, we incurred charges from Sprint Nextel totaling approximately $1.5 million for interconnect services that were recorded in cost of service revenues and approximately $327,000 for telecommunication services that were recorded in selling, general and administrative expenses.
      On October 19, 2005, Mr. Weibling, one of our directors, joined the board of directors of Telecom Transport Management. In addition, Rally Capital, of which Mr. Weibling is the managing director and owns approximately 9.5%, owned approximately 20% of the outstanding capital stock of Telecom Transport Management as of December 31, 2005. The amount we paid to Telecom Transport Management for equipment and related services from October 20, 2005 to December 31, 2005 was approximately $140,000.

Other Transactions with Directors and Senior Management
      During the year ended December 31, 2005, we granted options to purchase shares of Class A common stock under the Plan to the following officers and directors on the date, for the number of shares and with an exercise price indicated opposite each person’s name:

		Number of Shares	Exercise
Name	Grant Date	Underlying Options	Price

John Chapple	1/27/2005	260,000	$20.10
Barry Rowan	1/27/2005	190,000	$20.10
James Ryder	1/27/2005	160,000	$20.10
David Aas	1/27/2005	135,000	$20.10
Phillip Gaske	1/27/2005	100,000	$20.10
Donald Manning	1/27/2005	90,000	$20.10
Adam Aron	1/27/2005	15,000	$20.10
Caroline H. Rapking	1/27/2005	15,000	$20.10
Steven B. Dodge	1/27/2005	15,000	$20.10
James N. Perry, Jr.	1/27/2005	15,000	$20.10
Arthur W. Harrigan, Jr.	1/27/2005	15,000	$20.10
Dennis M. Weibling	1/27/2005	7,500	$20.10
      Options shown above were scheduled to vest in four equal annual installments commencing on the first anniversary of the grant date, except for the options granted to the non-employee directors, which vest in three equal annual installments. Pursuant to their terms, however, because we achieved our operating cash flow targets for 2005, such options will vest, to the extent not already vested, upon our acquisition by Sprint Nextel, which will constitute a change of control of us.

Item 14.	Principal Accounting Fees and Services

Audit Fees
      The aggregate fees billed by KPMG for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2005 and 2004 and quarterly reviews of the consolidated financial statements included in our Forms 10-Q for fiscal years 2005 and 2004 were approximately $801,264 and $1,280,406, respectively. The 2005 audit fees include services rendered for the attestation and related reviews of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees
      The aggregate fees billed for fiscal years 2005 and 2004 for assurance and related services by KPMG that were reasonably related to the performance of its audit of our consolidated financial statements and not reported under the caption “Audit Fees” were approximately $47,406 and $41,855, respectively. For fiscal years 2005 and 2004, these fees were for the audit of our employee benefit plan, agreed-upon procedures reports related to state regulatory agencies, and services related to the compliance of our internal controls and procedures with federal securities laws.

Tax Fees
      KPMG provided no professional services for tax compliance, tax advice or tax planning to us in fiscal years 2005 or 2004.

All Other Fees
      There were no fees billed for services rendered to us by KPMG, other than fees for audit and audit-related services, for fiscal years 2005 and 2004.

Pre-Approval Policy
      The audit committee pre-approves all audit and non-audit services performed by our independent public accountants and the fees to be paid in connection with these services in order to ensure that the provision of these services does not impair the independent public accountant’s independence. Unless the audit committee provides general pre-approval of a service to be provided by the independent public accountant and the related fees, the service and fees must receive specific pre-approval from the audit committee. All general pre-approvals of services and fees are made under the terms of a written audit committee pre-approval policy, which describes the services subject to general pre-approval and the maximum fees that we will pay the independent public accountant for such services. The term of any general pre-approval is twelve (12) months unless otherwise specified by the audit committee. The audit committee annually reviews and generally pre-approves the services that may be provided by, and the fees that may be paid to, the independent public accountant without obtaining specific pre-approval. The audit committee most recently made such review and general pre-approvals at a meeting it held on March 8, 2006. The audit committee will review and revise the list of general pre-approved services from time to time as necessary.

Audit Committee Report
      The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
      The audit committee operates pursuant to a written charter and is responsible for monitoring and overseeing our internal controls and financial reporting processes, as well as the independent audit of our consolidated financial statements by our independent public accountant during fiscal year 2005, KPMG. As part of fulfilling its responsibilities, the audit committee reviewed and discussed the audited consolidated financial statements for fiscal year 2005 with management and discussed those matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) with KPMG. The audit committee received the written disclosures and the letter required by Independent Standards Board Standard No. 1 (Independence Discussions with Audit Committee) from KPMG, discussed that firm’s independence with representatives of the firm and considered the compatibility of non-audit services with KPMG’s independence. In addition, the audit committee reviewed and reassessed the adequacy of its charter.
      As part of its review of our financial statements for fiscal year 2005, the audit committee reviewed our accounting practices with respect to lease transactions based on recent clarification from the SEC. The audit committee discussed this issue with KPMG and determined that we should modify our accounting practices in this area. Following numerous discussions with KPMG and management, the audit committee determined that the modifications should be made as a restatement of prior periods, including periods covered by our financial statements for fiscal year 2005.
      Based upon the audit committee’s review of the audited consolidated financial statements and its discussions with management and KPMG, the audit committee recommended that the board of directors include the audited consolidated financial statements for the fiscal year ended December 31, 2005 in our Annual Report on Form 10-K filed with the SEC.

Respectfully submitted,
Adam Aron
Caroline H. Rapking
Dennis M. Weibling

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) The following documents are filed as part of this report:

1.	Financial Statements.
      The following Financial Statements are included in Part II Item 8:

2.	Financial Statement Schedules.
      Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

3.	Exhibits.
      The exhibits listed in the accompanying Index to Exhibits on pages 144 to 149 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.
(Registrant)

By:	/s/ JOHN CHAPPLE

John Chapple
President, Chief Executive Officer and
Chairman of the Board
Date: March 15, 2006
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ JOHN CHAPPLE John Chapple	President, Chief Executive Office and Chairman of the Board	March 15, 2006

/s/ BARRY ROWAN Barry Rowan	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 15, 2006

/s/ LINDA ALLEN Linda Allen	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2006

/s/ CHRISTOPHER T. ROGERS Christopher T. Rogers	Director	March 15, 2006

/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 15, 2006

Signature	Title	Date

/s/ DENNIS M. WEIBLING Dennis M. Weibling	Director	March 15, 2006

Steven B. Dodge	Director

/s/ CAROLINE H. RAPKING Caroline H. Rapking	Director	March 15, 2006

/s/ ADAM ARON Adam Aron	Director	March 15, 2006

/s/ ARTHUR W. HARRIGAN, JR. Arthur W. Harrigan, Jr.	Director	March 15, 2006

INDEX TO EXHIBITS

3	.1**	Restated Certificate of Incorporation, as amended.
3	.1(a)(43)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc., filed as of June 3, 2004.
3	.2(48)	Amended and Restated Bylaws, effective as of June 3, 2004.
4.1		See Exhibits 3.1 and 3.2.
10	.1*	Purchase Agreement, dated January 22, 1999, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.
10	.2**	Amended and Restated Shareholders’ Agreement by and among the Company and the stockholders named therein.
10	.2(a)(16)	Amendment No. 1 to Amended and Restated Shareholders’ Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10	.2(b)(20)	Amendment No. 2 to Amended and Restated Shareholders’ agreement dated March 20, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.2(c)(21)	Amendment No. 3 to Amended and Restated Shareholders’ Agreement dated April 18, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.2(d)(22)	Amendment No. 4 to Amended and Restated Shareholders’ Agreement dated July 25, 2001 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.2(e)(35)	Amendment No. 5 to Amended and Restated Shareholders’ Agreement dated June 13, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.2(f)(35)	Amendment No. 6 to Amended and Restated Shareholders’ Agreement dated July 24, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.2(g)(35)	Amendment No. 7 to Amended and Restated Shareholders’ Agreement dated October 18, 2002 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.2(h)(35)	Amendment No. 8 to Amended and Restated Shareholders’ Agreement dated May 12, 2003 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.2(i)(42)	Amendment No. 9 to Amended and Restated Shareholders’ Agreement by and among Nextel Partners
10	.2(j)(48)	Amendment No. 10 to Amended and Restated Shareholders’ Agreement dated December 31, 2004 by and among Nextel Partners, Inc. and the stockholders named therein.
10	.3*	Joint Venture Agreement, dated as of January 29, 1999, by and among the Company, Nextel Partners Operating Corp., and Nextel WIP Corp.
10	.4*	Interim Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.5*	Analog Management Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.6*	Trademark License Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.7*	Roaming Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.8*	Switch Sharing Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.9*+	Transition Services Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.10*+	iDEN (Registered Trademark) Infrastructure Equipment Purchase Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.
10	.11*+	Subscriber Purchase and Distribution Agreement, dated as of January 29, 1999, by and between Motorola, Inc. and Nextel Partners Operating Corp.

10	.12*	Agreement Specifying Obligations of, and Limiting Liability and Recourse to, Nextel, dated as of January 29, 1999, among the Company, Nextel Partners Operating Corp. and Nextel Communications, Inc.
10	.13*	Asset and Stock Transfer and Reimbursement Agreement, dated as of January 29, 1999, by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.14(46)	Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and John Chapple.
10	.14(a)	Amendment No. 1 to Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and John Chapple.
10	.15*	Employment Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10	.16*	Stock Option Agreement, dated as of January 29, 1999, between the Company and John Thompson.
10	.17*	Non-negotiable Promissory Note, dated January 29, 1999, by John Thompson to the Company.
10	.18*	1999 Nonqualified Stock Option Plan of the Company
10	.18(b)(29)	Third Amended and Restated 1999 Nonqualified Stock Option Plan.
10	.18(c)(30)	Form of Restricted Stock Purchase Agreement to be executed between the Company and each of its outside directors who are issued restricted stock.
10	.18(d)(44)	1999 Nonqualified Stock Option Plan, as amended.
10	.18(e)(46)	Form of Stock Option Agreement — Senior Manager (for options granted prior to January 27, 2005).
10	.18(f)(46)	Form of Stock Option Agreement — Senior Manager (for options granted on or after January 27, 2005).
10	.18(g)(46)	Form of Stock Option Agreement — Board Member (for options granted prior to January 27, 2005).
10	.18(h)(46)	Form of Stock Option Agreement — Board Member (for options granted on or after January 27, 2005).
10	.20(46)	Form of Amended and Restated Restricted Stock Purchase Agreement (Senior Managers) dated May 9, 2005, to be executed by Nextel Partners, Inc. and certain of its executive officers (other than Barry Rowan).
10	.20(a)(47)	Amended and Restated Restricted Stock Purchase Agreement dated May 9, 2005 by and between Nextel Partners, Inc. and Barry Rowan.
10	.21(46)	Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and David Aas.
10	.21(a)	Amendment No. 1 to Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and David Aas.
10	.22(42)	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Perry Satterlee.
10	.24*	Subscription and Contribution Agreement, dated as of January 29, 1999, among the Company and the Buyers named therein.
10	.25(1)	Indenture dated January 29, 1999 by and between Nextel Partners and The Bank of New York, as trustee, relating to the 14% Senior Discount Notes due 2009.
10	.25(a)(40)	First Supplemental indenture dated as of June 23, 2003 by and between Nextel Partners and the Bank of New York, as trustee, relating to the 14% senior discount notes due 2009.
10	.26(2)	Registration Rights Agreement dated as of January 29, 1999 by and among Nextel Partners, Donaldson, Lufkin & Jenrette Securities Corporation, Barclays Capital Inc., First Union Capital Markets, BNY Capital Markets, Inc. and Nesbitt Burns Securities Inc.

10	.33**	Agreement in Support of Charter Obligations dated as of January 29, 1999 by and between Nextel Partners and Nextel WIP Corp.
10	.34**	Assignment and Assumption of Lease dated as of August 1, 1999 by and between Nextel WIP Lease Corp. and Eagle River Investments, LLC.
10	.35**	Lease Agreement dated May 11, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10	.36**	First Amendment to Lease dated as of September 10, 1999 by and between Nextel WIP Lease Corp. and McCarran Center, LC.
10	.37**	Lease Agreement dated as of March 25, 1999 by and between Nextel WIP Lease Corp. and Nesbitt Operating Associates, L.P.
10	.38(42)	Employment Agreement, dated as of February 24, 2004, between Nextel Partners Operating Corp. and Mark Fanning.
10	.39**	Letter Agreement dated October 13, 1999 by and among Nextel WIP Corp., Nextel Partners Operating Corp. and Nextel Partners, Inc.
10	.40**	Expansion Territory Management Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.41**	Expansion Territory Asset Transfer and Reimbursement Agreement dated as of September 9, 1999 by and between Nextel Partners Operating Corp. and Nextel WIP Corp.
10	.42**	Assignment and Security Agreement dated as of September 9, 1999 by Nextel Partners Operating Corp. in favor of Bank of Montreal.
10	.43**	First Amendment to Analog Management Agreement dated as of September 9, 1999 by and between Nextel WIP Corp. and Nextel Partners Operating Corp.
10	.44**	Form of Warrant for the Purchase of Shares of Class A Common Stock of Nextel Partners dated January 29, 1999.
10	.45**	Employee Stock Purchase Plan.
10	.46**	Form of Indemnity Agreement.
10	.47**	Letter Agreement dated October 13, 1999 by and among Nextel Communications, Inc., Nextel of New York, Inc., Nextel Communications of the Mid-Atlantic, Inc., Nextel South Corp., Nextel of Texas, Inc., Nextel West Corp., Nextel of California, Inc., Tower Parent Corp., SpectraSite Holdings, Inc., Tower Asset Sub, Inc., Nextel Partners Operating Corp. and Nextel Partners.
10	.48**	Supplement No. 1 to iDEN Infrastructure Equipment Purchase Agreement dated September 1999 by and between Nextel Partners Operating Corp. and Motorola, Inc.
10	.49**	Expansion Subscription and Contribution Agreement dated as of September 9, 1999 by and among Nextel Partners and the Buyers named therein.
10	.50(9)	Indenture, dated as of March 10, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10	.50(a)(43)	First Supplemental Indenture dated as of May 19, 2004 by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% senior notes due 2010.
10	.52(11)	Registration Rights Agreement, dated as of March 10, 2000, by and among Nextel Partners, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.
10	.54(17)	Registration Rights Agreement dated effective as of February 22, 2000 by and among the Company and the stockholders named therein.
10	.54(a)(36)	Amendment No. 1 to Registration Rights Agreements dated effective as of June 14, 2002 by and among the Company and the stockholders named therein.
10	.55(23)+	iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective as of November 1, 2000 by and between Motorola, Inc. and Nextel Partners Operating Corp.
10	.55(a)(43)+	Amended and Restated Extension Amendment to the iDEN (Registered Trademark) Infrastructure Supply Agreement dated effective May 24, 2004 by and between Motorola, Inc. and Nextel Partners Operating Corp.

10	.57(13)	Indenture, dated as of July 27, 2000, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% Senior Notes due 2010.
10	.57(a)(43)	First Supplemental Indenture dated as of May 19, 2004 by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 11% senior notes due 2010.
10	.58(14)	Purchase Agreement for $200,000,000 11% Senior Notes due 2010, dated July 18, 2000 by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10	.59(15)	Registration Rights Agreement, dated as of July 27, 2000, by and among Nextel Partners, Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Bank Securities Inc. and CIBC World Markets Corp.
10	.60(24)	Lease Agreement dated May 2001 between The St. Joe Company and Nextel WIP Corporation.
10	.61(25)	First Amendment to IPO Approval and Lockup Agreement, dated April 18, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, IL, LP, Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, Dave Aas, Perry Satterlee, Mark Fanning, and Don Manning.
10	.61(a)(26)	Second Amendment to IPO Approval and Lockup Agreement dated July 25, 2001 among Nextel WIP Corp., Nextel Partners, Inc., DLJ Merchant Banking Partners, II L.P., Madison Dearborn Capital Partners II L.P., Eagle River Investments, LLC, John Chapple, John Thompson, David Thaler, David Aas, Perry Satterlee, Mark Fanning, and Donald Manning.
10	.62(18)	Indenture, dated as of December 4, 2001, by and between Nextel Partners, Inc. and The Bank of New York, as Trustee, relating to the 12 1/2% Senior Notes due 2009.
10	.63(a)(19)	Registration Rights Agreement, dated as of December 4, 2001, between and among Nextel Partners, Inc., Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown, Inc. relating to the 12 1/2% senior notes due 2009.
10	.65(31)+	The Asset Purchase Agreement by and between Commercial Digital Services Corporation, Inc. and Nextel Partners, Inc.
10	.65(a)(32)+	The Stock Purchase and Redemption Agreement by and between Nextel Partners, Inc., Mobile Relays, Inc. and the Stockholders of Mobile Relays, Inc.
10	.66(46)	Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and Donald Manning.
10	.66(a)	Amendment No. 1 to Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and Donald Manning.
10	.68(37)	Indenture dated as of June 23, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 81/8% senior notes due 2011.
10	.69(37)	Registration Rights Agreement dated as of June 23, 2003 by and among Nextel Partners, Inc., Credit Suisse First Boston LLC, Morgan Stanley & Co. Inc., UBS Securities, LLC, Legg Mason Wood Walker, Inc., and Thomas Weisel Partners LLC relating to the 8 1/2% senior notes dues 2011
10	.70(37)	Indenture dated as of August 6, 2003 by and between Nextel Partners, Inc. and The Bank of New York Trustee relating to the 1 1/2% convertible senior notes due 2008
10	.71(37)	Registration Rights Agreement by and among Nextel Partners, Inc., and Wachovia Capital Markets, LLC and Credit Suisse First Boston LLC relating to the 1 1/2% convertible senior notes due 2008.
10	.72(38)	Indenture between Nextel Partners, Inc. and The Bank of New York, dated as of May 13, 2003.
10	.73(39)	Registration Rights Agreement dated as of May 13, 2003 by and among Nextel Partners, Inc., Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC and Wachovia Securities.

10	.74(40)	Restricted stock plan.
10	.74(a)(46)	Form of Restricted Stock Purchase Agreement (Directors) to be executed between Nextel Partners, Inc. and each of its outside directors who are issued restricted stock.
10	.75(46)	Employment Agreement, amended and restated as of February 24, 2005 between Nextel Partners Inc., Nextel Partners Operating Corp. and Barry L. Rowan.
10	.75(a)	Amendment No. 1 to Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and Barry L. Rowan.
10	.76(40)	Asset Purchase Agreement dated July 15, 2003 by and between Nextel Operations, Inc. and Nextel Partners Equipment Corp.
10	.77(41)	Credit Agreement dated as of December 19, 2003 by and between Nextel Partners Operating Corp., J.P. Morgan Securities, Inc., Morgan Stanley Senior Funding, Inc., UBS Securities LLC, Wachovia Securities, General Electric Capital Corporation, and JPMorgan Chase Bank, including all exhibits thereto.
10	.77(a)(43)	First Amended and Restated Credit Agreement dated as of May 19, 2004 by and between Nextel Partners Operating Corp., J.P. Morgan Securities, Inc., Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, the Subsidiary Guarantors named therein and the Lenders named therein, including all exhibits thereto.
10	.77(b)(49)	Second Amended and Restated Credit Agreement dated as of May 23, 2005 by and between Nextel Partners Operating Corp., JPMorgan Chase Bank, N.A., the Subsidiary Guarantors named therein and the Lenders named therein, including all exhibits thereto; Amendment No. 1 to Guaranty and Pledge Agreement dated as of May 23, 2005 to that certain Guaranty and Pledge Agreement dated as of December 19, 2003; and Amendment No. 1 to Security Agreement dated as of May 23, 2005 to that certain Security Agreement dated as of December 19, 2003.
10	.78(43)	Indenture dated as of May 19, 2004, by and between Nextel Partners, Inc. and the BNY Western Trust Company, as Trustee, relating to the 8 1/8% senior notes due 2011.
10	.79(43)	Registration Rights Agreement dated May 19, 2004 by and among Nextel Partners, Inc., Morgan Stanley & Co. Inc., J.P. Morgan Securities Inc., UBS Securities LLC and Wachovia Capital Markets, LLC relating to the 8 1/8% senior notes due 2011.
10	.80(45)+	Subscriber Units and Services Supply Agreement between Motorola, Inc. and Nextel Partners Operating Corp. dated September 20, 2004.
10	.80(a)+	Amendments Two and Three to the Subscriber Units and Services Supply Agreement between Motorola, Inc. and Nextel Partners Operating Corp. dated effective November 1, 2004 and January 1, 2005, respectively.
10	.80(b)+	Amendment Four to the Subscriber Units and Services Supply Agreement between Motorola, Inc. and Nextel Partners Operating Corp. dated effective December 29, 2005.
10	.81(48)	Nonqualified Deferred Compensation Cash Plan.
10	.82^	Retention and Severance Plan.
10	.83(50)	Cooperation Agreement 800 MHz Spectrum Rebanding dated March 7, 2005 between Nextel Communications, Inc. and Nextel Partners, Inc.
10	.84(46)	Employment Agreement, dated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and James Ryder.
10	.84(a)	Amendment No. 1 to Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and James Ryder.
10	.85(46)	Employment Agreement, dated as of February 24, 2005, between Nextel Partners, Inc., Nextel Partners Operating Corp. and Philip Gaske.
10	.85(a)	Amendment No. 1 to Employment Agreement, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and Phillip Gaske.

10.86		Exhibit A to Amendment No. 1 to Employment Agreements, amended and restated as of February 24, 2005, between Nextel Partners Inc., Nextel Partners Operating Corp. and each of John Chapple, David Aas, Donald Manning, Barry L. Rowan, James Ryder and Phillip Gaske.
10	.87(51)	Letter Agreement, dated December 20, 2005 among the Partners, NWIP, Nextel and Sprint Nextel and the other parties thereto.
21		Subsidiaries of the Company.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm
23	.2***	Consent of Arthur Andersen LLP
24.1		Powers of Attorney (included on signature page hereof).
31.1		Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2		Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to Exchange Act Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1		Certification of John Chapple, Chairman and Chief Executive Officer of Nextel Partners, Inc., pursuant to 18. U.S.C. Section 1350.
32.2		Certification of Barry Rowan, Chief Financial Officer of Nextel Partners, Inc., pursuant to 18 U.S.C. Section 1350.

^	Replaces previously filed exhibit.

+	Confidential portions omitted and filed separately with the Commission pursuant to an application for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended.

*	Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

**	Incorporated by reference to the Exhibit of the same number to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473).

***	Pursuant to Rule 437a promulgated under the Securities Act, no consent is filed herewith.

(1)	Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(2)	Incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-4 declared effective July 30, 1999 (File Number 333-78459).

(3)	Intentionally omitted.

(4)	Intentionally omitted.

(5)	Intentionally omitted.

(6)	Intentionally omitted.

(7)	Intentionally omitted.

(8)	Intentionally omitted.

(9)	Incorporated by reference to Exhibit 10.52 to Form 10-Q filed on May 10, 2000.

(10)	Intentionally omitted.

(11)	Incorporated by reference to Exhibit 10.50 to Form 10-Q filed on May 10, 2000.

(12)	Intentionally omitted.

(13)	ncorporated by reference to Exhibit 10.50 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(14)	Incorporated by reference to Exhibit 10.51 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(15)	Incorporated by reference to Exhibit 10.52 to Registration Statement on Form S-4, declared effective on August 9, 2000 (File No. 333-39386).

(16)	Incorporated by reference to Exhibit 10.2(a) to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(17)	Incorporated by reference to Exhibit 10.54 to Registration Statement on Form S-4 declared effective on November 15, 2000 (File No. 333-48470).

(18)	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 6, 2001.

(19)	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 6, 2001.

(20)	Incorporated by reference to Exhibit 10.2(b) to Form 10-Q filed May 11, 2001.

(21)	Incorporated by reference to Exhibit 10.2(c) to Form 10-Q filed May 11, 2001.

(22)	Incorporated by reference to Exhibit 10.2(d) to Form 10-Q filed November 13, 2001.

(23)	Incorporated by reference to Exhibit of the same number to Form 10-K filed March 28, 2001.

(24)	Incorporated by reference to Exhibit 10.60 to Form 10-Q filed August 13, 2001.

(25)	Incorporated by reference to Exhibit 10.6 to Form 10-Q filed May 11, 2001.

(26)	Incorporated by reference to Exhibit 10.6(a) to Form 10-Q filed August 13, 2001.

(27)	Intentionally omitted.

(28)	Intentionally omitted.

(29)	Incorporated by reference to Exhibit 10.18(b) to Form 10-Q filed August 14, 2002.

(30)	Incorporated by reference to Exhibit 10.18(c) to Form 10-Q filed August 14, 2002.

(31)	Incorporated by reference to Exhibit 10.65 to Form 10-Q filed May 14, 2002.

(32)	Incorporated by reference to Exhibit 10.65(a) to Form 10-Q filed May 14, 2002.

(33)	Intentionally omitted.

(34)	Intentionally omitted.

(35)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed May 13, 2003.

(36)	Incorporated by reference to the Exhibit of the same number to Form 10-K filed March 27, 2003.

(37)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed August 14, 2003.

(38)	Incorporated by reference to Exhibit 4.3 to Form S-3 filed June 20, 2003.

(39)	Incorporated by reference to Exhibit 4.4 to Form S-3 filed June 20, 2003.

(40)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed November 7, 2003

(41)	Incorporated by reference to the Exhibit of the same number to Form 10-K filed March 15, 2004.

(42)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed May 9, 2004.

(43)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed August 9, 2004.

(44)	Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 filed June 30, 2004 (File No. 333-117015)).

(45)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed November 9, 2004.

(46)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed May 10, 2005.

(47)	Incorporated by reference to the Exhibit of the same number to Form 10-Q filed November 9, 2005.

(48)	Incorporated by reference to the Exhibit of the same number to Form 10-K filed March 16, 2005.

(49)	Incorporated by reference to the Exhibit of the same number to Form 10-Q/ A filed August 29, 2005.

(50)	Incorporated by reference to the Exhibit of the same number to Current Report on Form 8-K filed March 11, 2005.

(51)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed December 20, 2005.