Form 10-Q
period 2006-03-31
NEXTEL PARTNERS INC
filed 2006-05-03
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Outstanding Title of Class	Number of Shares on May 2, 2006

Class A Common Stock	209,673,647 shares
Class B Common Stock	84,632,604 shares

NEXTEL PARTNERS, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2006	2005

	(Dollars in thousands,
	except per share amounts)
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$195,539	$150,403
Short-term investments	15,199	14,624
Accounts and notes receivable, net of allowance $27,983 and $27,267, respectively	263,620	265,720
Subscriber equipment inventory	98,881	98,003
Deferred current income taxes	173,750	78,027
Prepaid expenses	25,571	18,560
Other current assets	7,318	19,529

Total current assets	779,878	644,866

PROPERTY, PLANT AND EQUIPMENT, at cost	1,817,690	1,744,633
Less — accumulated depreciation and amortization	(709,771)	(665,583)

Property, plant and equipment, net	1,107,919	1,079,050

OTHER NON-CURRENT ASSETS:
FCC licenses, net of accumulated amortization of $8,744	377,893	376,254
Deferred non-current income taxes	40,399	181,252
Debt issuance costs and other, net of accumulated amortization of $8,089 and $7,575, respectively	9,151	10,909
Goodwill	2,199	1,514
Other intangible assets, net of accumulated amortization of $35 and $22, respectively	70	83

Total non-current assets	429,712	570,012

TOTAL ASSETS	$2,317,509	$2,293,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,491	$84,024
Accrued expenses and other current liabilities	111,085	117,446
Due to Nextel WIP	8,521	6,962

Total current liabilities	197,097	208,432

LONG-TERM OBLIGATIONS:
Long-term debt	1,101,396	1,226,608
Deferred income taxes	149	—
Other long-term liabilities	44,108	39,691

Total long-term obligations	1,145,653	1,266,299

TOTAL LIABILITIES	1,342,750	1,474,731

COMMITMENTS AND CONTINGENCIES (See Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred stock, par value $.001 per share, 13,110,000 shares authorized, no shares outstanding	—	—
Common stock, Class A, par value $.001 per share, 500,000,000 shares authorized, 209,107,039 and 200,072,729 shares, respectively, issued and outstanding, and paid-in capital	1,280,554	1,190,586
Common stock, Class B, par value $.001 per share convertible, 600,000,000 shares authorized, 84,632,604 shares, issued and outstanding, and paid-in capital	172,697	172,697
Accumulated deficit	(479,426)	(545,454)
Deferred compensation	—	(64)
Accumulated other comprehensive income	934	1,432

Total stockholders’ equity	974,759	819,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,317,509	$2,293,928

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	For the Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands, except per
	share amounts)
	(Unaudited)
REVENUES:
Service revenues (earned from Nextel WIP $58,758 and $44,824, respectively)	$468,011	$378,858
Equipment revenues	31,158	25,226

Total revenues	499,169	404,084

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation of $37,138 and $32,499, respectively) (incurred from Nextel WIP $35,844 and $32,911; and Sprint Nextel $885 and $0, respectively)	113,918	98,626
Cost of equipment revenues	44,650	44,798
Selling, general and administrative (incurred from Nextel WIP $10,342 and $10,613 and Sprint Nextel $282 and $0, respectively)	162,649	138,299
Depreciation and amortization	44,586	40,753

Total operating expenses	365,803	322,476

INCOME FROM OPERATIONS	133,366	81,608
Interest expense, net of capitalized interest	(18,029)	(25,867)
Interest income	2,474	2,643
Loss on early retirement of debt	(81)	—

INCOME BEFORE INCOME TAX PROVISION	117,730	58,384
Income tax provision	(51,702)	(1,852)

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$66,028	$56,532

NET INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS, BASIC AND DILUTED:
Basic	$0.23	$0.21

Diluted	$0.21	$0.19

Weighted average number of shares outstanding
Basic	290,006,980	267,091,076

Diluted	308,890,560	308,335,492

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	For the Three Months
	Ended March 31,

	2006	2005

	(Dollars in thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,028	$56,532
Adjustments to reconcile net income to net cash from operating activities
Deferred income tax provision	45,594	762
Depreciation and amortization	44,586	40,753
Amortization of debt issuance costs	514	878
Bond discount amortization	13	269
Loss on early retirement of debt	81	—
Stock based compensation	4,878	127
Other, net	145	(433)
Changes in current assets and liabilities:
Accounts and notes receivable, net	2,100	(16,839)
Subscriber equipment inventory	(878)	19,385
Other current and long-term assets	6,622	(1,052)
Accounts payable, accrued expenses and other current liabilities	(7,742)	14,952
Operating advances due to (from) Nextel WIP	(1,539)	1,880

Net cash from operating activities	160,402	117,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(75,735)	(69,107)
FCC licenses	(1,639)	(60)
Proceeds from maturities of short-term investments	10,465	50,430
Proceeds from sales of short-term investments	—	19,659
Purchases of short-term investments	(11,014)	(38,203)
Other	(772)	—

Net cash from investing activities	(78,695)	(37,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	12,114	20,968
Proceeds from stock issued for employee stock purchase plan	—	630
Proceeds from sale lease-back transactions	2,256	405
Debt repayments	(50,000)	—
Capital lease payments	(923)	(846)
Other	(18)	(4)

Net cash from financing activities	(36,571)	21,153

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,136	101,086
CASH AND CASH EQUIVALENTS, beginning of period	150,403	147,484

CASH AND CASH EQUIVALENTS, end of period	$195,539	$248,570

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$33	$—

Retirement of long-term debt with common stock	$74,218	$19

Cash paid for interest, net of capitalized amount	$26,515	$29,117

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2006
(unaudited)

1.	BASIS OF PRESENTATION
      Our interim consolidated condensed financial statements for the three months ended March 31, 2006 and 2005 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and quarterly filings on Form 10-Q filed with the SEC.
      The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

2.	OPERATIONS

Description of Business
      Nextel Partners provides a wide array of digital wireless communications services throughout the United States, utilizing frequencies licensed by the Federal Communications Commission (“FCC”). Our operations are primarily conducted by Nextel Partners Operating Corp. (“OPCO”), a wholly owned subsidiary. Substantially all of our assets, liabilities, operating income (losses) and cash flows are within OPCO and our other wholly owned subsidiaries.
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
      The merger constituted a “Nextel sale” pursuant to our charter. On October 24, 2005 our Class A common stockholders voted to exercise the put right, as defined in our charter, to require Nextel WIP to purchase all our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The transaction is subject to the customary regulatory approvals, including review by the FCC and review under the Hart-Scott-Rodino Act, and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock. These financial statements relate only to Nextel Partners, Inc. and its subsidiaries prior to the consummation of the transaction.

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
      As discussed in Note 8, we rely on Nextel WIP for the provision of certain services. For the foreseeable future, we will need to rely on Nextel WIP for the provision of these services, as we will not have the infrastructure to support those services. We may begin to build the infrastructure needed to support some or all of these services to the extent that Nextel WIP will no longer provide them to us as a result of the merger between Sprint and Nextel. To the extent that Nextel WIP’s failure or refusal to provide us with these services is a violation of our joint venture or other agreements with Nextel WIP, we will pursue appropriate legal and equitable remedies available to us.
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

Net Income per Share Attributable to Common Stockholders, Basic and Diluted
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Computation of Earnings Per Share,” basic earnings per share is computed by dividing income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share adjust basic earnings per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares primarily include the dilutive effects of shares issuable under our stock option plan and outstanding unvested restricted stock using the treasury stock method and the dilutive effects of shares issuable upon the conversion of our convertible senior notes using the if-converted method.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The following schedule is our net income per share attributable to common stockholders calculation for the periods indicated:

	For the Three Months Ended
	March 31,

	2006	2005

	(In thousands, except share and per
	share amounts)
Income attributable to common stockholders (numerator for basic)	$66,028	$56,532
Effect of dilutive securities:
Convertible Senior Notes	$323	$1,125

Adjusted Income attributable to common stockholders (numerator for diluted)	$66,351	$57,657

Gross weighted average common shares outstanding	290,044,480	267,193,826
Less: Weighted average shares subject to repurchase	(37,500)	(102,750)

Weighted average common shares outstanding — basic (denominator for basic)	290,006,980	267,091,076
Effect of dilutive securities:
Convertible Senior Notes	14,622,354	32,871,975
Stock options	4,225,570	8,284,331
Restricted stock (unvested)	35,656	88,110

Weighted average common shares outstanding — diluted (denominator for diluted)	308,890,560	308,335,492

Net income per share attributable to common stockholders, basic	$0.23	$0.21

Net income per share attributable to common stockholders, diluted	$0.21	$0.19

      For the three months ended March 31, 2006 and 2005, approximately 11,500 and 59,000 options, respectively, were excluded from the calculation of diluted earnings per common share as their exercise prices exceeded the average market price of our class A common stock.

Cash and Cash Equivalents
      Cash equivalents include time deposits and highly-liquid investments with remaining maturities of three months or less at the time of purchase.

Short-Term Investments
      Marketable debt and equity securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at March 31, 2006 and December 31, 2005 consisted of U.S. government agency securities, commercial paper and corporate notes and bonds. We classify our investment securities as available-for-sale because the securities are not intended to be held-to-maturity and are not held principally for the purpose of selling them in the near term. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Sale-Leaseback Transactions
      We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended March 31, 2006 and 2005 we received cash proceeds of approximately $2,256,000 and $405,000, respectively, for assets sold to third parties. Gains on sale-leaseback transactions are deferred and recognized over the lease term. Losses are recognized immediately into current earnings.

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

Intangible Assets and Goodwill
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
      During the third quarter of 2005, we acquired intangible assets that are subject to straight-line amortization over a 24-month term. As of March 31, 2006 there is approximately $70,000 remaining to be amortized.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Income Taxes
      The income tax provision for the three months ended March 31, 2006 and 2005 is comprised of:

	For the
	Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Current Tax Provision:
Federal	$2,935	$1,070
State	3,173	20

Total	6,108	1,090
Deferred Tax Provision:
Federal	41,337	504
State	4,257	258

Total	45,594	762

Total Income Tax Provision	$51,702	$1,852

      For the first quarter of 2006 our income tax provision was comprised of both current and deferred income taxes. In the third quarter of 2005 we released a significant portion of the valuation allowance that was recorded against our deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes.” Positive income, in conjunction with the recognition of the deferred tax assets, have resulted in recording income tax expense based on the estimated annual federal and state effective tax rate applied to pre-tax income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than the required alternative minimum tax and state tax payments, until the net operating loss and tax credits have been fully utilized.

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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The following table reflects the activity and the fair value of the interest rate swap agreements for the first quarter of 2006:

Hedging Instruments	(In thousands)

Fair value of assets as of December 31, 2005	$1,671
Cancellation of $100 million of swaps	(815)
Change in fair value — interest rate changes	(167)

Fair value of assets as of March 31, 2006	$689

Non-Cash Flow Hedging Instruments
      In April 2000, we entered into an interest rate swap agreement for $50 million, to partially hedge interest rate exposure with respect to our term C loan. In April 2005, the interest rate swap agreement expired in accordance with its original terms and we paid approximately $520,000 for the final settlement. We did not record any realized gain or loss with this expiration since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.
      For the three months ended March 31, 2006 and 2005, we recorded non-cash, non-operating gains of approximately $406,000 and $597,000 respectively, related to the change in the market value of the interest rate swap agreements in interest expense.

Cash Flow Hedging Instruments
      In September 2004 we entered into a series of interest rate swap agreements for $150 million, which had the effect of converting certain of our variable interest rate loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In January 2006 we cancelled $50 million of these interest rate swap agreements and as a result we discontinued cash flow hedge accounting and began accounting for the remaining $100 million of these interest rate swap agreements as non-cash flow hedged instruments (see above). In December 2004 we entered into similar agreements to hedge an additional $50 million commencing March 1, 2005 that were due to expire August 31, 2006. In January 2006 we cancelled these interest rate swap agreements.

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
      For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the three months ended March 31, 2006 and 2005 were $5.9 million and $4.8 million, respectively.
      Under EITF Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” we are no longer required to consider whether a customer is able to realize utility from the handset in the absence of the undelivered service. Given that we meet the criteria stipulated in EITF Issue No. 00-21, we account for the sale of a handset as a unit of accounting separate from the subsequent service to the customer. Accordingly, we recognize revenue from handset equipment sales and the related cost of handset equipment revenues when title to the handset equipment passes to the customer for all arrangements entered into

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
beginning in the third quarter of 2003. This has resulted in the classification of amounts received for the sale of the handset equipment, including any activation fees charged to the customer, as equipment revenues at the time of the sale. In December 2003, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” which updated SAB No. 101 to reflect the impact of the issuance of EITF No. 00-21.
      For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the three months ended March 31, 2006 and 2005, we recognized $1.3 million and $4.5 million, respectively, of activation fees and handset equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands, except per
	share amounts)
Service revenues	$467,827	$378,155

Equipment revenues	$30,028	$21,383

Cost of equipment revenues	$43,336	$40,252

Income attributable to common stockholders	$66,028	$56,532

Income per share attributable to common stockholders, basic	$0.23	$0.21

Income per share attributable to common stockholders, diluted	$0.21	$0.19

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

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Stock-Based Compensation
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS No. 123R on January 1, 2006 and began recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. See Note 4, Stock-Based Compensation.

Recently Issued Accounting Pronouncements
      In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which will eliminate capitalization of rent after January 1, 2006. We adopted FSP FAS 13-1 with no material impact to our financial statements.

4.	STOCK-BASED COMPENSATION
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation,” which superceded APB No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107, “Share Based Payment,” and throughout 2005 and during 2006 the FASB issued FASB Staff Positions FAS 123(R)-1, FAS 123(R)-2, FAS 123(R)-3 and FAS 123(R)-4 which provided additional guidance for adoption of SFAS No. 123R.
      We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. SFAS No. 123R required us to begin recognizing compensation expense in the income statement for the grant-date fair value of stock options and other equity-based compensation issued to employees. Upon adoption of SFAS No. 123R we apply an estimated forfeiture rate to unvested awards. Previously we recorded forfeitures as incurred. SFAS No. 123R requires that an additional paid-in capital pool be calculated equal to the excess tax benefit compared to previously disclosed SFAS No. 123 book compensation deductions. We did not establish an additional paid-in capital pool because the cumulative book expense based on SFAS No. 123 disclosures exceeded the cumulative tax expense for stock-based compensation from inception through adoption date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. For the quarter ended March 31, 2006 we were not able to realize the benefits of tax deductions in excess of recognized compensation expense due to adopting the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, our net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In the first quarter of 2006, there was $6.8 million of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once our net operating loss carryforward is utilized, this excess tax benefit may be recognized in additional paid-in capital.
      Prior to the adoption of SFAS No. 123R, we applied the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” For

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
grants prior to our initial public offering (February 25, 2000), they were considered compensatory and accounted for on a basis similar to stock appreciation rights. At the initial public offering, the intrinsic value of the outstanding options was recorded and subsequently amortized over the remaining vesting periods. The adoption of SFAS No. 123R resulted in a change in our method of recognizing the fair value of stock-based compensation and estimating forfeitures for all unvested awards.
      In January 1999, we adopted the Nonqualified Stock Option Plan (the “Plan”). Under the Plan, as amended, the Board of Directors may grant nonqualified stock options to purchase up to 34,545,354 shares of our Class A common stock to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and those granted under the Plan during 1999 and 2000 vest over 3 years with 1/3 vesting at the end of each year. No options under this Plan may be granted after January 1, 2008. Notwithstanding, no options were granted during the first quarter of 2006 and is expected to remain that way for all of 2006. For the options granted October 31, 2001 and thereafter, the vesting period was changed to four years with 1/4 vesting each year on October 31. Pursuant to the authority granted to it under the Plan, on January 27, 2005, our compensation committee determined that all options held by employees (but not senior managers) granted prior to January 27, 2005 shall immediately vest in full upon the occurrence of a defined change of control of us (including our acquisition by Sprint Nextel). In addition, all options granted on January 27, 2005 to all employees will immediately vest in full upon a change of control of us (including our acquisition by Sprint Nextel) since we have achieved our 2005 operating cash flow targets as established by the compensation committee. Option agreements entered into between us and the senior managers prior to 2005 provide for acceleration on any change of control of us or Nextel, and, as a result, such options granted prior to 2005 vested upon the merger of Sprint and Nextel.
      Options granted under the Plan are subject to graded vesting, and compensation is recognized evenly over the vesting period. Compensation expense is recognized using the single straight-line approach for awards with graded vesting.
      The following table shows the effect of adopting SFAS No. 123R on selected items and what those items would have been under previous guidance under APB No. 25 and SFAS No. 123:

	For the Three Months Ended March 31, 2006

	As Reported	Under APB No. 25	Under SFAS No. 123

	(In thousands, except per share amounts)
Income from operations	$133,366	$138,184	$133,080
Income before income tax provision	117,730	122,548	117,444
Net income attributable to common stockholders	66,028	70,785	65,043
Cash flows from operating activities	160,402	160,402	160,402
Cash flows from financing activities	(36,571)	(36,571)	(36,571)
Basic earnings per share	$0.23	$0.24	$0.22
Diluted earnings per share	$0.21	$0.23	$0.21

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      Had compensation cost been determined based upon the fair value of the awards granted consistent with SFAS No. 123 during the three months ended March 31, 2005, our net income and basic and diluted income per share would have adjusted to the pro forma amounts indicated below:

For the Three Months Ended
March 31, 2005

(In thousands, except per
share amounts)
Net income, as reported	$56,532
Add: stock-based employee compensation expense included in reported net income	127
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(7,406)

As adjusted, net income	$49,253

Basic income per share attributable to common stockholders:
As reported	$0.21

As adjusted	$0.18

Diluted income per share attributable to common stockholders:
As reported	$0.19

As adjusted	$0.17

      The following table summarizes stock-based compensation included in net income and the associated income tax benefit:

	For the
	Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Total stock-based compensation included in net income	$4,878	$127
Income tax benefit related to stock-based compensation included in net income	$1,893	$—
      The following table summarizes all stock options granted, exercised and forfeited, including options issued outside of the Plan:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Options	Exercise Price	Remaining Life	Intrinsic Value

			(In years)	(In thousands)
Outstanding December 31, 2005	17,543,175	$11.93
Granted	—	$0.00
Exercised	(1,061,963)	$11.41
Forfeitures	(123,925)	$15.24
Cancelled	(1,512)	$11.77

Outstanding March 31, 2006	16,355,775	$11.95	6.95	$267,808

Exercisable, March 31, 2006	10,435,486	$9.86	6.28	$192,695

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The following table is a summary of the stock-based compensation details for the three months ended March 31, 2006 and 2005:

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Weighted average grant-date fair value of stock options granted(1)	$—	$7.64
Total intrinsic value of stock options exercised	$17,660	$21,153

(1)	No stock options were granted during first quarter 2006.
      For the three months ended March 31, 2006 and 2005, we received approximately $12.1 million and $21.0 million, respectively, from the exercise of stock options. The income tax benefit realized from the exercise of the stock options for the three months ended March 31, 2006 and 2005 was $89,000 and $0, respectively. As of March 31, 2006, there was approximately $39.5 million in unrecognized stock-based compensation related to nonvested awards (excluding forfeitures), which we expect to be recognized over a weighted average period of 1.42 years.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	For the
	Three Months
	Ended March 31,

	2006(1)	2005

Expected stock price volatility	—	43.0%
Risk-free interest rate	—	3.7%
Expected life in years	—	4 years
Expected dividend yield	—	0.00%

(1)	No stock options were granted during first quarter 2006.
      The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

Restricted Stock
      On August 18, 2003, we issued 50,000 restricted shares of Class A common stock to one of our officers at $8.65 per share. Theses shares vest in equal annual installments over a four-year period. Pursuant to their terms, these options will vest, to the extent not already vested, upon the acquisition of us by Sprint Nextel, which will constitute a change of control of Nextel Partners. We continue to use the FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” accelerated vesting model to recognize the compensation expense for restricted stock.

Weighted Average
	Number of	Grant-Date Fair
	Restricted Shares	Value

Unvested balance at December 31, 2005	37,500	$8.64
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2006	37,500	$8.64

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      As of March 31, 2006, there was approximately $52,000 in unrecognized stock-based compensation related to nonvested awards, which we expect to be recognized over a period of 1.33 years.

5.	PROPERTY AND EQUIPMENT

	As of

	March 31,	December 31,
	2006	2005

	(In thousands)
Equipment	$1,596,620	$1,546,814
Furniture, fixtures and software	149,338	145,492
Building and improvements	16,586	14,872
Less — accumulated depreciation and amortization	(709,771)	(665,583)

Subtotal	1,052,773	1,041,595
Construction in progress	55,146	37,455

Total property and equipment	$1,107,919	$1,079,050

6.	NON-CURRENT PORTION OF LONG-TERM DEBT

	As of

	March 31,	December 31,
	2006	2005

	(In thousands)
Bank Credit Facility — tranche D term loan, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	$500,000	$550,000
8 1/8 % Senior Notes due 2011, net of $0.4 million discount, interest payable semi-annually in cash and in arrears	474,656	474,643
1 1/2 % Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	114,092	188,310
Capital leases	12,648	13,655

Total non-current portion of long-term debt	$1,101,396	$1,226,608

Bank Credit Facility
      On May 23, 2005, OPCO refinanced its existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. JPMorgan Chase & Co. acted as sole bookrunner and arranger on the transaction. The new credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. Such incremental term loans shall not exceed $200.0 million or have a final maturity date earlier than the maturity date for the tranche D term loan. The tranche D term loan matures on May 31, 2012. The revolving credit facility will terminate on the last business day falling on or nearest to November 30, 2009. The incremental term loans, if any, shall mature on the date specified on the date the respective loan is made, provided that such maturity date shall not be earlier than the maturity date for the tranche D term loan. On March 1, 2006, OPCO made a principal repayment of $50 million on our tranche D term loan using available cash. As of March 31, 2006, $500.0 million of the tranche D term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. The borrowings under the new term loan were used along with company funds to repay OPCO’s existing tranche C term loan.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2006, the interest rate on the tranche D term loan was 6.32%.
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

8 1/8% Senior Notes Due 2011
      On June 23, 2003, we issued $450.0 million of 8 1/8% senior notes due 2011 in a private placement. We subsequently exchanged all of the 8 1/8% senior notes due 2011 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8 % per annum, payable semi-annually in cash in arrears on January 1 and July 1 of each year, which commenced on January 1, 2004.
      On May 19, 2004, we issued an additional $25 million of 8 1/8% senior notes due 2011 under a separate indenture in a private placement for proceeds of $24.6 million. We subsequently exchanged all of the 8 1/8% senior notes due 2011 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8 % per annum, payable semi-annually in cash in arrears on January 1 and July 1 of each year, which commenced on July 1, 2004.
      The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. Our obligations under the indentures governing our 8 1/8 % senior notes shall continue following the closing of the put transaction with Sprint Nextel.

1 1/2% Convertible Senior Notes Due 2008
      In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due 2008 in private placements. At the option of the holders or upon change of control, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2 % convertible senior notes due 2008 are convertible. As of March 31, 2006, $128.6 million of these

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
1 1/2 % convertible senior notes due 2008 had been converted into 16,959,760 shares of our Class A common stock.
      In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders or upon change of control, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of March 31, 2006, $57.3 million of these 1 1/2 % convertible senior notes due 2008 had been converted into 4,489,862 shares of our Class A common stock.
      The 1 1/2% convertible senior notes due 2008 represent our senior unsecured obligations, and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 1 1/2 % convertible senior notes due 2008 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness, including borrowings under the bank credit facility and trade payables, of OPCO.
      Pursuant to the put right set forth in our charter, Sprint Nextel has an obligation to purchase all of our outstanding shares of Class A common stock, which will constitute a “fundamental change” under the indentures governing our outstanding 1 1/2% convertible senior notes due 2008. As a result, each holder of our outstanding 1 1/2 % convertible senior notes due 2008 will have the right, at each such holder’s option, to require us to redeem all of such holder’s notes subsequent to the closing of the put transaction at a redemption price equal to 100% of the principal amount thereof, together with accrued interest to, but excluding, the redemption date.

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
      On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. In October 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. In April 2004, the court approved the settlement. Various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit, and in February 2005 the appellate court affirmed the settlement. After failed attempts by an objector at the Eighth Circuit, that objector filed with the United States Supreme Court a petition for writ of certiorari. On October 3, 2005, the Supreme Court denied the objector’s writ of certiorari, which constitutes a “final order” resolving all appeals in these cost recovery fee cases. In accordance with the terms of the settlement, we began distributing settlement benefits within 90 days from the final order and completed the distribution of benefits by March 2006. The Prado v. Nextel Communications case, Civil Action No. C-695-03-B was dismissed with prejudice in November 2005. In addition, the Freeman v. Nextel South Corp. case, Civil Action No. 03-CA1065 was dismissed with prejudice in March 2006. The remaining cases are subject to immediate dismissal according to the terms of the final order, which directs the plaintiffs to dismiss their actions.

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
      On October 7, 2005, Nextel and Nextel WIP filed a lawsuit against us in Delaware Chancery Court. The lawsuit is captioned Nextel Communications, Inc. and Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1704-N (the “Nextel Delaware suit”). The lawsuit sought to prohibit us from disclosing to our public shareholders the valuation reports of the first two appraisers to be appointed under our put process. The suit also sought to require us to provide Nextel and its appraiser with certain financial information, and asked the court to concur with certain positions that Nextel had previously taken with respect to the definition of fair market value under our charter. On October 18, 2005, Nextel WIP filed a second lawsuit against us in Delaware Chancery Court, seeking certain information pursuant to Section 220 of the Delaware General Corporation Law. The lawsuit is captioned Nextel WIP Corp. v. Nextel Partners, Inc., Civil Action No. 1722-N.
      On October 19, 2005, we filed an answer and counterclaims in the Nextel Delaware suit, which we amended on October 25, 2005. In our counterclaims, among other things, we asked the court to order that the parties comply with the put process time frames required by our charter and to require Nextel to provide us and our appraiser with certain information. We also asked the court to require full disclosure of the first two appraisers’ reports to our Class A common stockholders as required by our charter, and we asked the court to reject Nextel’s views of the definition of fair market value under our charter.
      The court conducted a two-day trial of certain of the claims asserted by the parties on November 17 and 18, 2005. Prior to the trial, we voluntarily provided Nextel with the information that it had sought the court to compel us to provide, and Nextel provided our appraiser with some of the information that it had requested. At the conclusion of the trial, the court denied all of Nextel’s claims, and ruled that the two appraisal reports should be disclosed to our stockholders as required by our charter. The court also rejected one of the interpretations of fair market value offered by Nextel, and otherwise left the interpretation of the fair market value determination to the appraisers.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)
      On August 12, 2005, Nextel merged with Sprint. The merger constituted a “Nextel sale” pursuant to our charter, and on October 24, 2005, our Class A common stockholders voted to exercise the put right set forth in our charter to require Nextel WIP to purchase all of our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. As part of that agreement, the parties agreed to dismiss the Delaware litigation and the arbitration upon consummation of the put transaction. The transaction is subject to the customary regulatory approvals, including review by the FCC and review under the Hart-Scott-Rodino Antitrust Improvements Act (“Hart-Scott-Rodino Act”), and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock.
      On December 27, 2004, Dolores Carter and Donald Fragnoli filed purported class action lawsuits in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuits are captioned Dolores Carter v. Nextel WIP Corp., et al., Civil Action No. 956-N, and Donald Fragnoli v. Nextel WIP., et al, Civil Action No. 955-N (the “Fragnoli Action”). On February 1, 2005, Selena Mintz filed a purported class action lawsuit in the Court of Chancery of the State of Delaware against us, Nextel WIP Corp., Nextel Communications, Inc., Sprint Corporation, and several of the members of our board of directors. The lawsuit is captioned Selena Mintz v. John Chapple, et al, Civil Action No. 1065-N. (The lawsuits are referred to collectively as the “Shareholder suits.”) Plaintiffs in the Shareholder suits sought declaratory and injunctive relief declaring that the announced merger between Nextel and Sprint Corporation was an event that triggered the put right set forth in our restated certificate of incorporation and directing the defendants to take all necessary measures to give effect to the rights of our Class A common stockholders arising therefrom.
      While the Nextel Delaware suit was pending against us, Plaintiff Fragnoli moved to consolidate with the Nextel Delaware suit the claims and issues in the Fragnoli Action implicated by the Nextel Delaware suit, so that the two cases could be heard together in an expeditious manner. By order dated October 20, 2005 (revised on October 28, 2005), the court directed that counsel for Plaintiff Fragnoli were permitted to participate in the proceedings in the Nextel Delaware suit. Thereafter, Plaintiff Fragnoli by his counsel participated in the discovery, pre-trial proceedings and trial in the Nextel Delaware suit.
      In light of the completion of the put right appraisal process, the parties to the Shareholder suits agreed that the Shareholder suits are moot. Plaintiffs claimed that their attorneys were entitled to reasonable attorneys’ fees and reimbursement of litigation expenses on the ground that their litigation efforts on behalf of our Class A common stockholders contributed, in part, to defendants’ conduct which ultimately mooted the claims asserted in the suits. After negotiation, Nextel agreed to pay Plaintiffs’ counsel the aggregate sum of $1 million in fees, inclusive of expenses, for their services rendered in the Shareholder suits and to eliminate the burden, expense, inconvenience and distraction over plaintiffs’ claims for attorneys’ fees and expenses. The parties have filed a Stipulation and Order of Dismissal with the court stipulating to the dismissal of the Shareholder suits as moot, the payment by Nextel to plaintiffs of $1 million in fees and expenses and, following the receipt of remaining regulatory approval for consummation of the merger, notice to all our stockholders disclosing the terms of the parties’ agreement. Unless one of our stockholders objects within 30 days from the mailing of the notice to the dismissal of the Shareholder suits as moot or the payment of fees and expenses to plaintiffs’ counsel, the court will enter a final order dismissing the Shareholder suits with prejudice as to plaintiffs and their respective counsel and without prejudice as to members of the purported class.

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

Nextel Operating Agreements
      We, our operating subsidiary (OPCO) and Nextel WIP, which held approximately 28.8% of our outstanding common stock as of March 31, 2006 and with which one of our directors is affiliated, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended March 31, 2006 and 2005, we earned approximately $58.8 million and $44.8 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.
      During the three months ended March 31, 2006 and 2005, we incurred charges from Nextel WIP totaling $35.8 million and $32.9 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.
      During the three months ended March 31, 2006 and 2005, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the retail and national accounts. For the three months ended March 31, 2006 and 2005, we were charged approximately $8.2 million and $8.8 million, respectively, for these services including a royalty fee and a sponsorship fee for NASCAR. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended March 31, 2006 and 2005, we were charged approximately $2.1 million and $1.8 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.
      On August 12, 2005, Nextel merged with Sprint. The merger constituted a “Nextel sale” pursuant to our charter. On October 24, 2005, our Class A common stockholders voted to exercise the put right as defined in our charter to require Nextel WIP to purchase all our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The put price was determined after the two appraisers appointed pursuant to our charter, Morgan Stanley and Lazard, issued their reports that determined fair market value as defined in our charter. The transaction is subject to the customary regulatory approvals, including review by the FCC and review under the Hart-Scott-Rodino Act, and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements — (Continued)

Business Relationship
      For the three months ended March 31, 2006, we incurred charges from Sprint Nextel totaling approximately $885,000 for interconnect services that were recorded in cost of service revenues and approximately $282,000 for telecommunication services that were recorded in selling, general and administrative expenses.

9.	COMPREHENSIVE INCOME

	For the
	Three Months
	Ended March 31

	2006	2005

	(In thousands)
Net Income attributable to common stockholders (as reported on Consolidated Condensed Statements of Operations)	$66,028	$56,532
Unrealized gain/loss on investments	30	—
Unrealized gain/loss on cash flow hedge	(528)	1,700

Other comprehensive income	(498)	1,700
Comprehensive Income, net of tax	$65,530	$58,232

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is discussion of our consolidated financial condition and results of operations of the three months ended March 31, 2006 and 2005. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see “— Forward-Looking Statements” below.
      Please read the following discussion together with our Annual Report on Form 10-K for the year ended December 31, 2005, along with “— Selected Consolidated Financial Data (Unaudited),” the consolidated condensed financial statements and the related notes included elsewhere in this report.
      On August 12, 2005, Nextel merged with Sprint. The merger constituted a “Nextel sale” pursuant to our charter, and on October 24, 2005, our Class A common stockholders voted to exercise the put right set forth in our charter to require Nextel WIP to purchase all of our outstanding shares of Class A common stock. On December 20, 2005, we announced, along with Sprint Nextel, that the put price at which Nextel WIP will purchase our outstanding Class A common stock was determined to be $28.50 per share. The transaction is subject to the customary regulatory approvals, including review by the FCC and review under the Hart-Scott-Rodino Act, and is expected to be completed by the end of the second quarter of 2006. On February 6, 2006, the Federal Trade Commission and the Department of Justice provided early termination of the waiting period under the Hart-Scott-Rodino Act for Sprint Nextel to purchase our outstanding Class A common stock. Upon completion of this transaction “NXTP” will no longer be traded on the Nasdaq National Stock Market and Nextel Partners will cease to exist as a separate public company. This Quarterly Report on Form 10-Q relates only to Nextel Partners, Inc. and its subsidiaries prior to the consummation of the transaction.
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
      We offer a package of wireless voice and data services under the Nextel brand name targeted to business users, but with an increasing retail or consumer focus as well. We currently offer the following four services, which are fully integrated and accessible through a single wireless handset:

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

      As of March 31, 2006, we had approximately 2,120,600 digital subscribers. Our network provides coverage to approximately 42 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia, Wisconsin and Wyoming. We also hold licenses in Kansas but currently do not have any cell sites operational in that state.
      We believe our markets are relatively young as compared to those of the national carriers who had been in operation for several years prior to our inception. Approximately 85% of our covered Pops are in markets that are less than 6 1/2 years old. Based on our historical results, we believe that as our markets mature, covered Pop penetration will continue to increase. As of March 31, 2006, our covered Pop penetration was approximately 5.0%. Our historical results also support our belief that as our markets mature, the increase in penetration will continue to drive higher service revenue margins as we benefit from growing economies of scale.
      During the first quarter of 2006 we continued to focus on our key financial and operating performance metrics, including increasing our growth in subscribers, service revenues, Adjusted EBITDA, net cash from operating activities and lifetime revenue per subscriber (“LRS”). Our subscriber growth has been driven by increasing market penetration resulting in substantial part from ongoing development of our distribution channels (including company-owned stores) and by continuing to tailor programs that meet the needs of our customers, including consumer-credit customers, and we believe provide attractive economics to the company.
      Accomplishments during the first quarter of 2006, which we believe are important indicators of our overall performance and financial well-being, include:

•	Growing our subscriber base approximately 25% in a twelve-month period by adding approximately 418,800 net new customers to end the first quarter of 2006 at 2,120,600 subscribers as compared to 1,701,800 at the end of the first quarter of 2005.

•	Growing our service revenues approximately 24% to $468.0 million for the first quarter of 2006 compared to $378.9 million for the same period in 2005.

•	Increasing Adjusted EBITDA 49% to $182.8 million for the three months ended March 31, 2006 compared to $122.5 million for the three months ended March 31, 2005.

•	Generating $160.4 million net cash from operating activities during the first quarter of 2006 compared to $117.2 million during the first quarter of 2005.

•	Remaining one of the industry leaders in LRS with an LRS of $4,714 for the first quarter of 2006 compared to $4,786 for the first quarter of 2005.
      During the three months ended March 31, 2006 we opened five new company-owned stores bringing the total stores operating throughout the country to 140 compared to 79 stores at March 31, 2005.
      Please see “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of Adjusted EBITDA and LRS as non-GAAP financial measures. Our operations are primarily conducted by OPCO.

SELECTED CONSOLIDATED FINANCIAL DATA (Unaudited)
      We have summarized below our historical consolidated condensed financial data as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, which are derived from our records.

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands, except per
	share amounts)
Consolidated Statements of Operations Data:
Operating revenues:
Service revenues(1)	$468,011	$378,858
Equipment revenues(1)	31,158	25,226

Total revenues	499,169	404,084

Operating expenses:
Cost of service revenues (excludes depreciation of $37,138 and $32,499, and includes stock-based compensation of $1,527 and $0, respectively)	113,918	98,626
Cost of equipment revenues(1)	44,650	44,798
Selling, general and administrative (includes stock-based compensation of $3,351 and $127, respectively)	162,649	138,299
Depreciation and amortization	44,586	40,753

Total operating expenses	365,803	322,476

Income from operations	133,366	81,608

Other income (expense):
Interest expense, net of capitalized interest	(18,029)	(25,867)
Interest income	2,474	2,643
Loss on early extinguishment of debt	(81)	—

Income before income tax provision	117,730	58,384
Income tax provision	(51,702)	(1,852)

Net Income attributable to common stockholders	$66,028	$56,532

Net Income per share attributable to common stockholders
Basic	$0.23	$0.21

Diluted	$0.21	$0.19

Weighted average number of shares outstanding
Basic	290,007	267,091

Diluted	308,891	308,335

	As of March 31,	As of December 31,
	2006	2005

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, and short-term investments	$210,738	$165,027
Property, plant and equipment, net	1,107,919	1,079,050
FCC operating licenses, net	377,893	376,254
Total assets	$2,317,509	$2,293,928
Current liabilities	197,097	208,432
Long-term debt	1,101,396	1,226,608
Total stockholders’ equity	974,759	819,197
Total liabilities and stockholders’ equity	$2,317,509	$2,293,928

	As of March 31,	As of March 31,
	2006	2005

Other Data:
Covered Pops (end of period) (millions)	42	41
Subscribers (end of period)	2,120,600	1,701,800

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Other Data:
Statements of Cash Flows Data:
Net cash from operating activities	$160,402	$117,214
Net cash from investing activities	$(78,695)	$(37,281)
Net cash from financing activities	$(36,571)	$21,153
Adjusted EBITDA(2)	$182,830	$122,488
Net capital expenditures(3)	$76,549	$56,557

(1)	Effective July 1, 2003, we adopted EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and elected to apply the provisions prospectively to our existing customer arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed description of the impact of our adoption of this policy.

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

Adjusted EBITDA to net cash from operating activities reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Net cash from operating activities (as reported on Consolidated
Condensed Statements of Cash Flows)	$160,402	$117,214
Adjustments to reconcile to Adjusted EBITDA:
Cash paid interest expense, net of capitalized amount	27,288	29,117
Interest income	(2,474)	(2,643)
Change in working capital and other	(2,386)	(21,200)

Adjusted EBITDA	$182,830	$122,488

(3)	Net capital expenditures exclude capitalized interest and are offset by net proceeds from the sale and leaseback transactions of telecommunication towers and related assets to third parties accounted for as operating leases. Net capital expenditures as defined are not a measure determined under GAAP in the United States of America and may not be comparable to similarly titled measures reported by other companies. Net capital expenditures should not be construed as a substitute for capital expenditures reported on the Consolidated Condensed Statements of Cash Flows, which is determined in accordance with GAAP. We report net capital expenditures in this manner because we believe it reflects the net cash used by us for capital expenditures and to satisfy the reporting requirements for our debt covenants. The following schedule reconciles net capital expenditures to capital expenditures reported on our Consolidated Condensed Statements of Cash Flows, which we believe is the most directly comparable GAAP measure:

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Capital expenditures (as reported on Consolidated Condensed Statements of Cash Flows)	$75,735	$69,107
Less: cash paid portion of capitalized interest	(297)	(322)
Less: cash proceeds from sale and lease-back transactions accounted for as operating leases	(2,256)	(405)
Change in capital expenditures accrued or unpaid	3,367	(11,823)

Net capital expenditures	$76,549	$56,557

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

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands, except
	ARPU)
ARPU (without roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$468,011	$378,858
Adjust: activation fees deferred and recognized for SAB No. 101	(184)	(703)
Add: activation fees reclassed for EITF No. 00-21(1)	10,100	4,633
Less: roaming and other revenues	(66,608)	(48,476)

Service revenue for ARPU	$411,319	$334,312

Average units (subscribers)	2,072	1,669

ARPU	$66	$67

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands, except
	ARPU)
ARPU (including roaming revenues)
Service revenues (as reported on Consolidated Condensed Statements of Operations	$468,011	$378,858
Adjust: activation fees deferred and recognized for SAB No. 101	(184)	(703)
Add: activation fees reclassed for EITF No. 00-21(1)	10,100	4,633
Less: other revenues	(7,851)	(3,652)

Service revenue for ARPU	$470,076	$379,136

Average units (subscribers)	2,072	1,669

ARPU	$76	$76

(1)	Since implementation of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” each month we recognize the activation fees, handset equipment revenues and equipment costs that had been previously deferred in accordance with SAB No. 101. Based on EITF Issue No. 00-21, we now recognize the activation fees that were formerly deferred and recognized as services revenues as equipment revenues.
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

	For the
	Three Months
	Ended March 31,

	2006	2005

ARPU	$66	$67
Divided by: churn	1.4%	1.4%

Lifetime revenue per subscriber (LRS)	$4,714	$4,786

      In addition, see Notes 2 and 3 above for reconciliations of Adjusted EBITDA and net capital expenditures as non-GAAP financial measures.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues
      Total revenues increased 24% to $499.2 million for the three months ended March 31, 2006 as compared to $404.1 million generated in the same period in 2005. This growth in revenues was due mostly to the increase in our subscriber base. Subject to the risk and uncertainties described under “— Risk Factors” and “— Forward-Looking Statements” below, we expect our revenues to continue to increase as we add more subscribers and continue to introduce new products and data services.
      For the first quarter of 2006, our ARPU was $66 (or $76, including roaming revenues from Nextel), compared to $67 for the first quarter of 2005 with the decline primarily due to pressure on monthly access fees from competitive pricing, partially offset by an increase in data service revenues and other feature revenues. We expect to continue to achieve ARPU levels above the industry average and anticipate our ARPU to be in the mid $60s for the remainder of 2006. Subject to the risk and uncertainties described under “— Risk Factors” and “— Forward-Looking Statements” below, we expect to continue growth of our data service revenues from both business and individual customers, specifically GPS services, workforce management tools, navigation tools and wireless payment solutions.
      The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended March 31, 2006 and 2005 and our ARPU for those periods.

	For the Three		For the Three
	Months		Months
	Ended	% of	Ended	% of	2006 vs 2005
	March 31,	Consolidated	March 31,	Consolidated
	2006	Revenues	2005	Revenues	$ Change	% Change

	(Dollars in thousands, expect ARPU)
Service and roaming revenues	$468,011	94%	$378,858	94%	$89,153	24%
Equipment revenues	31,158	6%	25,226	6%	5,932	24%

Total revenues	$499,169	100%	$404,084	100%	$95,085	24%

ARPU(1)	$66		$67

(1)	See “— Selected Consolidated Financial Data — Additional Reconciliations of Non-GAAP Financial Measures (Unaudited)” for more information regarding our use of ARPU as a non-GAAP financial measure.

      Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 24% to $468.0 million for the three months ended March 31, 2006 as compared to $378.9 million for the same period in 2005. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular voice services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Sprint Nextel subscribers using our portion of the Nextel Digital Wireless Network. Roaming revenues for the first quarter of 2006 accounted for approximately 13% of our service revenues compared to 12% for the same period in 2005. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain relatively flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.
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

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$468,011	$378,858
Previously deferred activation fees recognized (SAB No. 101)	(184)	(703)
Activation fees to equipment revenues (EITF No. 00-21)	10,100	4,633

Total service revenues without SAB No. 101 and EITF No. 00-21	$477,927	$382,788

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$31,158	$25,226
Previously deferred equipment revenues recognized (SAB No. 101)	(1,130)	(3,843)
Activation fees from service revenues (EITF No. 00-21)	(10,100)	(4,633)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$19,928	$16,750

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$44,650	$44,798
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(1,314)	(4,546)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$43,336	$40,252

      Equipment revenues reported for the first quarter of 2006 were $31.2 million as compared to $25.2 million reported for the same period in 2005, representing an increase of $6.0 million. Of the $6.0 million increase from 2005 to 2006, $5.5 million resulted from additional activation fees recorded as equipment revenues based on EITF No. 00-21 and $3.2 million was due to growth in our subscriber base offset by $2.7 million less equipment revenues previously deferred pursuant to SAB No. 101. Our equipment revenues consist of revenues received for wireless handsets and accessories purchased by our subscribers.

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
      For the three months ended March 31, 2006, our cost of service revenues was $113.9 million as compared to $98.6 million for the same period in 2005, representing an increase of $15.3 million, or 16%. The increase in costs was partially the result of bringing on-air approximately 568 additional cell sites since March 31, 2005. In addition, for the three months ended March 31, 2006, we recognized $1.5 million due to adoption of SFAS No. 123R, which requires recognition of compensation expense for equity instruments to employees based on grant-date fair value of these awards. Furthermore, our number of customers as of March 31, 2006 grew 25% since March 31, 2005, and we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Compared to first quarter 2005, the average monthly minutes of use per subscriber increased by 4%, to 800 average monthly minutes of use per subscriber for the first quarter of 2006 from 772 average monthly minutes of use per subscriber for the same period in 2005. Our roaming fees paid to Sprint Nextel also increased as our growing subscriber base roamed on Sprint Nextel’s compatible network. We adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which eliminated capitalization of rent on January 1, 2006 with no material impact to our financial statements.
      We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized. From the first quarter of 2005 to the same period in 2006, our cost of service revenues as a percentage of service revenues declined from 26% to 24%.

Cost of Equipment Revenues
      Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues for the three months ended March 31, 2006 was $44.7 million as compared to $44.8 million for the same period in 2005, or a decrease of $0.1 million. The decrease in costs related mostly to $3.1 million of costs resulting from the increased volume of subscribers offset by recognizing $3.2 million less of equipment costs that were previously deferred in accordance with SAB No. 101.
      Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $23.4 million for the three months ended March 31, 2006 as compared to a loss of $23.5 million for the same period in 2005. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Equipment revenues billed	$19,928	$16,750
Cost of equipment revenues billed	(43,336)	(40,252)

Total gross subsidy for equipment	$(23,408)	$(23,502)

Selling, General and Administrative Expenses
      Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended March 31, 2006, selling, general and administrative expenses were $162.6 million compared to $138.3 million for the same period in 2005, representing an increase of $24.3 million, or 18%.
      Sales and marketing expenses for the three months ended March 31, 2006 were $63.7 million, an increase of $6.5 million, or 11%, from the first quarter 2005 due to the following:

•	$3.5 million increase in advertising and media expenses as a result of general marketing campaigns and additional expenses incurred as the result of Sprint Nextel’s refusal to allow us to use the Sprint Nextel brand;

•	$0.9 million increase in facility and lease costs primarily for the additional company-owned stores put in operation in the first quarter of 2006;

•	$1.1 million increase due to the adoption of SFAS No. 123R, which requires recognition of compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards; and

•	$1.0 million increase in commissions, commission bonuses and residuals paid to account representatives and the indirect sales channel due primarily to the indirect sales channel adding approximately 17% more customers in the first quarter of 2006 than in the first quarter of 2005. The indirect sales channel will remain a vital part of our distribution as we expect to see continued growth from this channel for the remainder of 2006 coupled with growth from company-owned stores.
      General and administrative costs include costs associated with customer care center operations and service and repair for customer handsets along with corporate personnel including billing, collections, legal, finance, human resources and information technology. For the three months ended March 31, 2006, general and administrative costs were $98.9 million, an increase of $17.8 million, or 22%, compared to the same period in 2005 due to the following:

•	$5.5 million increase in support of our information systems, facilities and corporate expenses, including approximately $1.7 million in expenses incurred in conjunction with the put process and legal proceedings with Sprint Nextel and Nextel WIP (see our Annual Report on Form 10-K for the year ended December 31, 2005 and Note 7 to the accompanying consolidated condensed financial statements for additional information);

•	$2.1 million increase due to the adoption of SFAS No. 123R, which requires recognition of compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards; and

•	$10.2 million increase in expenses for service and repair, billing, bad debt expense, collection and customer retention expenses, including handset upgrades to support a larger and growing customer base.
      We expect the aggregate amount of selling, general and administrative expenses to continue increasing due to the following factors, including but not limited to:

•	increased costs to support our growing customer base, including costs associated with billing, bad debt expense, collections, customer retention, customer care activities and handset upgrades;

•	increased marketing and advertising expenses to offset the loss of national advertising of the Nextel brand name exclusively;

•	increased costs associated with opening additional retail stores; and

•	costs related to the pending acquisition of us by Sprint Nextel, including, but not limited to, approximately $50 million in legal fees and professional fees plus approximately $116 million in stock compensation expense due to options that vest in full upon change in control as well as known severance and retention payments and other cash bonuses.

Depreciation and Amortization Expense
      For the first quarter ended March 31, 2006, our depreciation and amortization expense was $44.6 million compared to $40.8 million for the same period in 2005, representing an increase of 9%. The $3.8 million increase in depreciation and amortization expense was due to adding approximately 568 cell sites since March 31, 2005. We also acquired furniture and equipment for our 61 new company-owned stores opened since March 31, 2005. We expect depreciation and amortization to continue to increase due to additional cell sites we plan to place in service along with furniture and equipment for new company-owned stores.

Interest Expense and Interest Income
      Interest expense, net of capitalized interest, declined $7.9 million, or 31%, from $25.9 million for the three months ended March 31, 2005 to $18.0 million for the three months ended March 31, 2006. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 11% senior discount notes due 2010 and 12 1/2 % senior notes due 2009 and the refinance of our credit facility. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of approximately $0.4 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, interest income was $2.5 million compared to $2.6 million for 2005.

Loss on Early Retirement of Debt
      During the first quarter of 2006 we recorded approximately a $0.1 million loss on early retirement of debt from the principal repayment of $50 million on our tranche D term loan to write-off the deferred financing costs.

Income Tax Provision
      We recorded a tax provision of $51.7 million for the first quarter of 2006 compared to $1.9 million for the same period in 2005. In the third quarter of 2005 we released a significant portion of the valuation allowance and we expect to continue to record income tax expense at the estimated annual federal and state effective tax rate of approximately 43%. Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates primarily because of state taxes. We do not expect to pay cash taxes, other than the required alternative minimum tax and state tax payments, until the net operating loss and tax credits have been fully utilized.

Net Income Attributable to Common Stockholders
      For the three months ended March 31, 2006, we had a net income attributable to common stockholders of $66.0 million compared to $56.5 million for the same period in 2005, representing an improvement of $9.5 million. We expect to continue generating positive net income for the remainder of 2006.
Liquidity and Capital Resources
      As of March 31, 2006, our cash and cash equivalents and short-term investments balance was approximately $210.7 million, an increase of $45.7 million compared to the balance of $165.0 million as of December 31, 2005 and a decrease of $123.1 million compared to the balance of $333.8 million as of March 31, 2005. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $310.7 million as of March 31, 2006. The $45.7 million increase in our liquidity position from December 31, 2005 was in part a result of positive cash from operating activities, stock options exercised and proceeds from sale lease-back transactions offset by additional capital spending and debt repayments.

Statement of Cash Flows Discussion

	For the Three Months Ended March 31,

	2006	2005	$ Change	% Change

	(Dollars in thousands)
Net cash from operating activities	$160,402	$117,214	$43,188	37%
Net cash from investing activities	$(78,695)	$(37,281)	$(41,414)	(111)%
Net cash from financing activities	$(36,571)	$21,153	$(57,724)	(273)%
      For the three months ended March 31, 2006, we generated $160.4 million in cash from operating activities as compared to $117.2 million in cash for the same period in 2005. The $43.2 million increase in funds from operating activities was due to the following:

•	a $63.0 million increase in income generated from operating activities, excluding changes in current assets and liabilities; and

•	a $18.9 million increase in our accounts receivable balance from customers due to 25% growth in the number of subscribers in the first quarter of 2006 compared to the same period in 2005; offset by

•	a $18.4 million net decrease in accounts payable, accrued expenses, other current liabilities, other current and long-term assets and advances to Nextel WIP due to the timing of payments; and

•	a $20.3 million decrease in our on-hand subscriber equipment inventory due primarily to adding new phone models during the first quarter of 2005.
      Net cash used from investing activities for the three months ended March 31, 2006 was $78.7 million compared to $37.3 million for the same period in 2005. The $41.4 million increase in net cash used from investing activities was primarily due to:

•	a $6.6 million increase in capital expenditures as a result of adding 84 cell sites during the three months ended March 31, 2006 compared to 62 cell sited added during the three months ended March 31, 2005;

•	a $2.4 million increase in FCC licenses acquired and other investing activities; and

•	a $27.2 million decrease in purchases of short-term investments (outflow) offset by a $59.6 million decrease in cash proceeds from the sale and maturities of short-term investments (inflow) due to a smaller investment portfolio in the first quarter of 2006 compared to the same period in 2005.
      Net cash used from financing activities for the three months ended March 31, 2006 totaled $36.5 million compared to $21.2 million generated in the same period in 2005. The $57.7 million increase in net cash used from financing activities was due to:

•	a $50.0 million increase in cash used in the first quarter of 2006 for a principal repayment on our tranche D term loan;

•	a $9.5 million decrease in proceeds from stock options exercised and employee purchases of stock; and

•	a $0.1 million increase in capital lease payments and other financing activities; offset by

•	a $1.9 million increase in proceeds from sale-leaseback transactions.

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
      The following table provides details regarding our contractual obligations subsequent to March 31, 2006:

	Payments Due By Period

Contractual Obligations	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total

	(In thousands)
Long-term debt	$—	$3,750	$119,092	$5,000	$5,000	$956,250	$1,089,092
Interest on long-term debt(1)	46,286	74,620	74,096	72,345	71,842	75,679	414,868
Operating leases	85,376	105,149	94,470	83,850	54,660	59,744	483,249
Capital lease obligations(2)	3,920	5,227	5,227	5,227	—	—	19,601
Purchase obligations(3)	—	—	—	—	—	—	—

Total contractual obligations	$135,582	$188,746	$292,885	$166,422	$131,502	$1,091,673	$2,006,810

(1)	Includes interest on swaps of approximately ($750,000) for the remainder of 2006. These amounts include estimated payments based on management’s expectation as to future interest rates.

(2)	Includes interest.

(3)	We expect to pay significant amounts to Motorola for infrastructure, handsets and related services in future years. Potential amounts payable to Motorola are not shown above due to the uncertainty surrounding the timing and extent of these payments. See notes to the consolidated condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for amounts paid to Motorola.

Sources of Funding
      To date, third-party financing activities and cash flow from operations have provided all of our funding. Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information on our sources of funding, including our refinancing activities.
      As discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005, if we fail to satisfy the financial covenants and other requirements contained in our credit facility and the indentures governing our outstanding notes, our debts could become immediately payable at a time when we are unable to pay them, which could adversely affect our liquidity and financial condition.
      In the future, we may opportunistically repurchase or redeem additional outstanding notes if the financial terms are sufficiently attractive.
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
Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and also please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.
      During the three months ended March 31, 2006, we did not make any material changes in or to our critical accounting policies except for the addition of the policy detailed below.

Income Tax on Stock-Based Compensation
      On January 1, 2006, we adopted the provisions of SFAS No. 123R (See “Note 4 — Stock-Based Compensation”). SFAS No. 123R prohibits the recognition of a deferred tax asset for an excess tax benefit that has not been realized related to stock-based compensation deductions. We adopted the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, our net operating loss carryforward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. In the first quarter of 2006, there was $6.8 million of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once our net operating loss carryforward is utilized, this excess tax benefit may be recognized in additional paid-in capital.

Related Party Transactions
      See “Note 8 — Related Party Transactions” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of our related party transactions.
FORWARD-LOOKING STATEMENTS
      This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements with respect to the following:

•	our business plan, its advantages and our strategy for implementing our plan;

•	the success of efforts to improve and enhance, and satisfactorily address any issues relating to, our network performance;

•	the characteristics of the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

•	our ability to attract and retain customers;

•	our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it;

•	our ability to achieve and maintain market penetration and average subscriber revenue levels;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder, and market acceptance of such handsets and service offerings;

•	the availability and cost of acquiring additional spectrum;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services including, for example, two-way walkie-talkie services that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

•	the potential impact on us of the reconfiguration of the 800 MHz band required by the rebanding orders issued to Nextel WIP;

•	delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer;

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities and wireless number portability; and

•	the anticipated closing of the acquisition of our shares of Class A common stock by Sprint Nextel.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
      As of March 31, 2006, we had 8 1/8% senior notes due 2011 and 1 1/2 % convertible senior notes due 2008 outstanding. While fluctuations in interest rates may affect the fair value of these notes, causing the notes to trade above or below par, interest expense will not be affected due to the fixed interest rate of these notes.
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
      SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings. See “Note 3 — Significant Accounting Policies — Interest Rate Risk Management” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of our hedging instruments.
      A summary of our long-term debt obligations, including scheduled principal repayments and weighted average interest rates, as of March 31, 2006 follows:

	Remainder of 2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt obligations:
Fixed-rate debt	$—	$—	$114,092	$—	$—	$475,000	$589,092	$824,242
Average interest rate	6.8%	6.8%	7.0%	8.1%	8.1%	8.1%	7.4%
Variable-rate debt(1)	$—	$3,750	$5,000	$5,000	$5,000	$481,250	$500,000
Average interest rate	(LIBOR + 1.5)%

(1)	As of March 31, 2006, variable-rate debt consisted of our bank credit facility. The bank credit facility includes a $500.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margin. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the initial applicable margin is 3.00% over

LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2006, the average interest rate on the tranche D term loan was 6.32%.

      Aggregate notional amounts associated with interest rate swaps in place as of March 31, 2006 were as follows (listed by maturity date):

	Remainder							Fair Value
	of 2006	2007	2008	2009	2010	Thereafter	Total	Asset

	(Dollars in thousands)
Interest rate swaps:
Notional amount(1)	$100,000	$—	$—	$—	$—	$—	$100,000	$689
Weighted-average fixed rate payable(2)	3.6%	—	—	—	—	—	—	—
Weighted-average fixed rate receivable(3)	—	—	—	—	—	—	—	—

(1)	Includes notional amounts of $100.0 million that will expire in August 2006.

(2)	Represents the weighted-average fixed rate based on the contract notional amount as a percentage of total notional amounts in a given year.

(3)	The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. For the revolving credit facility, the applicable margin is 3.00% over LIBOR and 2.00% over the base rate and thereafter will be determined on the basis of the ratio of total debt to annualized EBITDA and will range between 1.50% and 3.00% over LIBOR and between 0.50% and 2.00% over the base rate. As of March 31, 2006, the interest rate on the tranche D term loan was 6.32%.

Item 4.	Controls and Procedures
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
      There has been no change in our internal control over financial reporting during our first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      See “Note 7 — Commitment and Contingencies — Legal Proceedings” in the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for a full description of legal proceedings.
      We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions will have a material effect on our business, financial position or results of operations.

Item 1A.	Risk Factors
      Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of some of the risks and uncertainties that we face. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed.

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
Date: May 3, 2006