Form 10-Q
period 2006-06-30
NEXTEL PARTNERS INC
filed 2006-09-18
CIK 1085707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number: 000-29633

NEXTEL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1930918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Edmund Halley Drive
Reston, Virginia 20191
(703) 433-4000
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

There is currently no public market for the registrant’s common stock.

As of August 3, 2006, 0 shares of Class A common stock and 316,527,139 shares of Class B common stock were outstanding.

The registrant meets the conditions set forth in General Instructions H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

NEXTEL PARTNERS, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(dollars in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176,678	$150,403
Short-term investments	38,434	14,624
Accounts and notes receivable, net of allowance $24,803 and $27,267, respectively	254,867	265,720
Subscriber equipment inventory	122,252	98,003
Deferred current income taxes	127,342	78,027
Prepaid expenses	25,750	18,560
Due from Nextel WIP	22,224	—
Other current assets	7,011	19,529

Total current assets	774,558	644,866

PROPERTY, PLANT AND EQUIPMENT, at cost	1,879,990	1,744,633
Less — accumulated depreciation and amortization	(753,875)	(665,583)

Property, plant and equipment, net	1,126,115	1,079,050

OTHER NON-CURRENT ASSETS:
FCC licenses	378,250	376,254
Deferred non-current income taxes	80,318	181,252
Debt issuance costs and other, net of accumulated amortization of $8,488 and $7,575, respectively	7,815	10,909
Goodwill	2,199	1,514
Other intangible assets, net of accumulated amortization of $48 and $22, respectively	57	83

Total non-current assets	468,639	570,012

TOTAL ASSETS	$2,369,312	$2,293,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$553,929	$—
Accounts payable	68,041	84,024
Accrued expenses and other current liabilities	143,993	117,446
Due to Nextel WIP	—	6,962

Total current liabilities	765,963	208,432

LONG-TERM OBLIGATIONS:
Long-term debt	486,288	1,226,608
Other long-term liabilities	46,344	39,691
Deferred income taxes	6,379	—

Total long-term obligations	539,011	1,266,299

TOTAL LIABILITIES	1,304,974	1,474,731

COMMITMENTS AND CONTINGENCIES (See Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 100,000,000 shares authorized, no shares issued and outstanding	—	—
Series B Preferred stock, par value $.001 per share, 13,110,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A, par value $.001 per share, 500,000,000 shares authorized, 0 and 200,072,729 shares, respectively, issued and outstanding, and paid-in capital	—	1,190,586
Common stock, Class B, par value $.001 per share convertible, 600,000,000 shares authorized, 316,527,139 and 84,632,604 shares, respectively, issued and outstanding, and paid-in capital	1,560,547	172,697
Accumulated deficit	(496,560)	(545,454)
Deferred compensation	—	(64)
Accumulated other comprehensive income	351	1,432

Total stockholders’ equity	1,064,338	819,197

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,369,312	$2,293,928

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(dollars in thousands)
(unaudited)

			For the Six Months
	For the Three Months Ended June 30,		Ended June 30,
	2006	2005	2006	2005

REVENUES:
Service revenues (earned from Nextel WIP $61,273, $50,759, $120,031 and $95,583, respectively)	$485,960	$410,420	$953,971	$789,278
Equipment revenues	23,381	24,402	54,539	49,628

Total revenues	509,341	434,822	1,008,510	838,906

OPERATING EXPENSES:
Cost of service revenues (excludes depreciation and amortization of $39,958, $34,667, $78,067 and $68,140, respectively) (incurred from Nextel WIP $37,537, $33,925, $73,381 and $66,836 and Sprint Nextel $1,207, $0, $2,092 and $0, respectively)	130,278	103,871	244,196	202,497
Cost of equipment revenues	46,363	46,116	91,013	90,914
Selling, general and administrative (incurred from Nextel WIP $9,437, $10,247, $19,779 and $20,860 and Sprint Nextel $181, $0, $463 and $0, respectively)	277,009	145,336	439,658	283,635
Depreciation and amortization	45,729	41,433	90,315	82,186

Total operating expenses	499,379	336,756	865,182	659,232

INCOME FROM OPERATIONS	9,962	98,066	143,328	179,674
Interest expense, net of capitalized interest	(17,592)	(24,359)	(35,621)	(50,226)
Interest income	2,604	1,010	5,078	3,653
Loss on early retirement of debt	—	(824)	(81)	(824)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(5,026)	73,893	112,704	132,277
Income tax provision	(12,108)	(2,008)	(63,810)	(3,860)

NET INCOME (LOSS)	$(17,134)	$71,885	$48,894	$128,417

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(dollars in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,894	$128,417
Adjustments to reconcile net income to net cash from operating activities
Deferred income tax provision	58,959	1,836
Depreciation and amortization	90,315	82,186
Amortization of debt issuance costs	913	1,758
Bad debt expense	46	9
Bond discount amortization	26	547
Loss on early retirement of debt	81	824
Stock based compensation	44,794	248
Other, net	(669)	(732)
Changes in current assets and liabilities:
Accounts and notes receivable, net	13,224	(37,840)
Subscriber equipment inventory	(24,249)	(744)
Other current and long-term assets	8,315	(6,636)
Accounts payable, accrued expenses and other current liabilities	(36,436)	52,142
Operating advances due to (from) Nextel WIP	23,563	1,847

Net cash from operating activities	227,776	223,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(147,219)	(138,323)
FCC licenses	(2,274)	(70)
Proceeds from maturities of short-term investments	16,265	93,389
Proceeds from sales of short-term investments	—	19,660
Purchases of short-term investments	(40,134)	(43,050)
Other	(772)	—

Net cash from investing activities	(174,134)	(68,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	550,000
Stock options exercised	20,233	33,007
Proceeds from stock issued for employee stock purchase plan	—	1,209
Proceeds from sale lease-back transactions	4,285	4,426
Debt repayments	(50,000)	(701,221)
Capital lease payments	(1,867)	(1,711)
Other	(18)	(1,043)

Net cash from financing activities	(27,367)	(115,333)

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,275	40,135
CASH AND CASH EQUIVALENTS, beginning of period	150,403	147,484

CASH AND CASH EQUIVALENTS, end of period	$176,678	$187,619

SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$3,133	$3,125

Retirement of long-term debt with common stock	$134,381	$30

Cash paid for interest, net of capitalized amount	$37,606	$50,485

See accompanying notes to consolidated condensed financial statements.

NEXTEL PARTNERS, INC. AND SUBSIDIARIES

Notes to Consolidated Condensed Financial Statements
June 30, 2006
(unaudited)

1.	BASIS OF PRESENTATION

On June 26, 2006, Nextel WIP Corp. (“Nextel WIP”), an indirect wholly owned subsidiary of Sprint Nextel (“Sprint Nextel”) following the merger of Nextel Communications, Inc. (“Nextel”) and Sprint Corporation (“Sprint”) on August 12, 2005, acquired all of the outstanding shares of Class A common stock (the “Acquisition”) of Nextel Partners, Inc. (“Nextel Partners”) and is now shown as Class B common stock. The Acquisition was accounted for as an acquisition of business using the purchase method of accounting under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, the purchase price was allocated to the assets and liabilities acquired based on fair value. The consolidated financial statements for Nextel Partners as of June 30, 2006 and for the three and six months ended June 30, 2006 do not reflect any adjustments in connection with this purchase price allocation as all such adjustments are reflected at the parent company and were not reflected in the Nextel Partners financial statements. As used in this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Nextel Partners.

Our interim consolidated condensed financial statements for the three and six months ended June 30, 2006 and 2005 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim financial statements. These consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and quarterly filings on Form 10-Q filed with the SEC.

The financial information included herein reflects all adjustments (consisting only of normal recurring adjustments and accruals), which are, in the opinion of management, necessary for the fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

2.	OPERATIONS

Description of Business

Nextel Partners provides a wide array of digital wireless communications services throughout the United States, utilizing frequencies licensed by the Federal Communications Commission (“FCC”). Our operations are primarily conducted by Nextel Partners Operating Corp. (“OPCO”), a wholly owned subsidiary of Nextel Partners.

Our digital network (“Nextel Digital Wireless Network”) has been developed with advanced mobile communication systems employing digital technology developed by Motorola, Inc. (“Motorola”) (such technology is referred to as the “integrated Digital Enhanced Network” or “iDEN”) with a multi-site configuration permitting frequency reuse. Our principal business objective is to offer high-capacity, high-quality, advanced communication services in our territories throughout the United States targeted toward mid-sized and rural markets. Various operating agreements entered into by our subsidiaries and Nextel WIP govern the support services to be provided to us by Nextel WIP (see Note 8).

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

Short-Term Investments

Marketable debt and equity securities with original purchase maturities greater than three months are classified as short-term investments. Short-term investments at June 30, 2006 and December 31, 2005 consisted of U.S. government agency securities, commercial paper and corporate notes and bonds. We classify our investment securities as available-for-sale because the securities are not intended to be held-to-maturity and are not held principally for the purpose of selling them in the near term. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are included in other comprehensive income.

Sale-Leaseback Transactions

We periodically enter into transactions whereby we transfer specified switching equipment and telecommunication towers and related assets to third parties, and subsequently lease all or a portion of these assets from these parties. During the three months ended June 30, 2006 and 2005 we received cash proceeds of approximately $2.0 million and $4.0 million, respectively, and for the six months ended June 30, 2006 and 2005 we received cash proceeds of approximately $4.3 million and $4.4 million, respectively, for assets sold to third parties. Gains on sale-leaseback transactions are deferred and recognized over the lease term. Losses are recognized immediately into current earnings.

Leases

We lease various cell sites, equipment and office and retail facilities under operating leases. Leases for cell sites are typically five years with renewal options. The leases normally provide for the payment of minimum annual rentals and certain leases include provisions for renewal options of up to five years. Certain costs related to our cell sites are depreciated over a ten-year period on a straight-line basis, which represents the lesser of the lease term or economic life of the asset. We calculated straight-line rent expense over the initial lease term and renewals that are reasonably assured. Office and retail facilities and equipment are leased under agreements with terms ranging from one month to twenty years. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements.

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

During the third quarter of 2005, we acquired intangible assets that are subject to straight-line amortization over a 24-month term. As of June 30, 2006 there is approximately $57,000 remaining to be amortized.

Income Taxes

The income tax provision for the three and six months ended June 30, 2006 and 2005 is comprised of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)

Current Tax Provision (Benefit):
Federal	$(264)	$912	$2,671	$1,982
State	(993)	22	2,180	42

Total	(1,257)	934	4,851	2,024
Deferred Tax Provision:
Federal	209	794	41,546	1,298
State	13,156	280	17,413	538

Total	13,365	1,074	58,959	1,836

Total Income Tax Provision	$12,108	$2,008	$63,810	$3,860

During the current quarter it was determined that deferred tax assets related to state carry forward items were overstated by approximately $11.8 million, and accordingly an adjustment was made to reduce deferred tax assets with a corresponding charge to income tax expense. For the three and six months ended June 30, 2006 our income tax provision was comprised of both current and deferred income taxes. In the third quarter of 2005 we released a significant portion of the valuation allowance that was recorded against our deferred tax assets as required by SFAS No. 109, “Accounting for Income Taxes.” Positive income, in conjunction with the recognition of the deferred tax assets, have resulted in recording income tax expense based on the estimated annual federal and state effective tax rate applied to pre-tax income. While this tax expense will reduce net income or increase the loss, no cash will be paid for income taxes, other than the required alternative minimum tax and state tax payments, until the net operating loss and tax credits have been fully utilized.

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted by SFAS No. 138, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at fair value. These statements require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized into earnings.

The following table reflects the activity and the fair value of the interest rate swap agreements at June 30, 2006:

(In thousands)

Hedging Instruments
Fair value of assets as of December 31, 2005	$1,671
Cancellation of $100 million of swaps	(815)
Change in fair value — interest rate changes	(471)

Fair value of assets as of June 30, 2006	$385

Non-Cash Flow Hedging Instruments

In April 2000, we entered into an interest rate swap agreement for a notional amount of $50 million, to partially hedge interest rate exposure with respect to our term C loan. In April 2005, the interest rate swap agreement expired in accordance with its original terms and we paid approximately $520,000 for the final settlement. We did not record any realized gain or loss with this expiration since this swap did not qualify for cash flow hedge accounting and we recognized changes in its fair value up to the termination date as part of our interest expense.

For the three months ended June 30, 2006 and 2005, we recorded non-cash, non-operating gains of approximately $261,000 and $520,000 respectively, and for the six months ended June 30, 2006 and 2005, we recorded non-cash, non-operating gains of approximately $668,000 and $1,117,000, respectively, related to the change in the market value of the interest rate swap agreements in interest expense.

Cash Flow Hedging Instruments

In September 2004 we entered into a series of interest rate swap agreements with a notional amount of $150 million, which had the effect of converting certain of our variable interest rate loan obligations to fixed interest rates. The commencement date for the swap transactions was December 1, 2004 and the expiration date is August 31, 2006. In January 2006 we cancelled $50 million of the September 2004 interest rate swap agreements and as a result we discontinued cash flow hedge accounting and began accounting for the remaining $100 million of these interest rate swap agreements as non-cash flow hedged instruments (see above). In December 2004 we entered into similar agreements to hedge an additional notional amount of $50 million commencing March 1, 2005 that were due to expire August 31, 2006. In January 2006 we cancelled the December 2004 interest rate swap agreements.

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

For regulatory fees billed to customers such as the Universal Service Fund (“USF”) we net those billings against payments to the USF. Total billings to customers during the three months ended June 30, 2006 and 2005 were $6.7 million and $5.1 million, respectively, and for the six months ended June 30, 2006 and 2005 were $12.6 and $9.9 million, respectively.

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

For arrangements entered into prior to July 1, 2003, we continue to amortize the revenues and costs previously deferred as was required by SAB No. 101. For the three months ended June 30, 2006 and 2005, we recognized $0.3 million and $3.7 million, respectively, and for the six months ended June 30, 2006 and 2005, we recognized $1.7 million and $8.2 million, respectively, of activation fees and handset equipment revenues and equipment costs that had been previously deferred. The table below shows the recognition of service revenues, equipment revenues and cost of equipment revenues (handset costs) on a pro forma basis adjusted to exclude the impact of SAB No. 101 and as if EITF No. 00-21 had been historically recorded for all customer arrangements.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)

Service revenues	$485,913	$409,858	$953,740	$788,013

Equipment revenues	$23,081	$21,286	$53,109	$42,669

Cost of equipment revenues	$46,016	$42,438	$89,352	$82,690

Net Income (Loss)	$(17,134)	$71,885	$48,894	$128,417

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share Based Payment,” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R replaces SFAS No. 123 “Accounting for Stock-Based Compensation.” We adopted SFAS No. 123R on January 1, 2006 and began recognizing in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. See Note 4, Stock-Based Compensation.

Recently Issued Accounting Pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF Issue No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of this new accounting guidance will have a material impact on our financial statements.

In June 2005, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of determining the impact of the adoption of this pronouncement on our financial statements.

4.	STOCK-BASED COMPENSATION

We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. Under the modified prospective method, prior periods are not revised for comparative purposes. SFAS No. 123R required us to begin recognizing compensation expense in the income statement for the grant-date fair value of stock options and other equity-based compensation issued to employees. Upon adoption of SFAS No. 123R we apply an estimated forfeiture rate to unvested awards. Previously we recorded forfeitures as incurred. SFAS No. 123R requires that an additional paid-in capital pool be calculated equal to the excess tax benefit compared to previously disclosed SFAS No. 123 book compensation deductions. We did not establish an additional paid-in capital pool because the cumulative book expense based on SFAS No. 123 disclosures exceeded the cumulative tax expense for stock-based compensation from inception through adoption date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. For the three and six months ended June 30, 2006 we were not able to realize the benefits of tax deductions in excess of recognized compensation expense due to adopting the with-and-without approach with respect to the ordering of tax benefits realized. In the with-and-without approach, the excess tax benefit related to stock-based compensation deductions will be recognized in additional paid-in capital only if an incremental tax benefit would be realized after considering all other tax benefits presently available to us. Therefore, our net operating loss carry forward will offset current taxable income prior to the recognition of the tax benefit related to stock-based compensation deductions. For the three and six months ended June 30, 2006 there was $82.1 million and $88.9 million, respectively, of excess tax benefits related to stock-based compensation, which were not realized under this approach. Once our net operating loss carry forward is utilized, this excess tax benefit may be recognized in additional paid-in capital.

Prior to the adoption of SFAS No. 123R, we applied the intrinsic value method for stock-based compensation to employees prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” For grants prior to our initial public offering (February 25, 2000), they were considered compensatory and accounted for on a basis similar to stock appreciation rights. At the initial public offering, the intrinsic value of the outstanding options was recorded and subsequently amortized over the remaining vesting periods. The adoption of SFAS No. 123R resulted in a change in our method of recognizing the fair value of stock-based compensation and estimating forfeitures for all unvested awards.

In January 1999, we adopted the Nonqualified Stock Option Plan (the “Plan”). Under the Plan, as amended, the Board of Directors had the right to grant nonqualified stock options to purchase up to 34,545,354 shares of our Class A common stock to eligible employees at a price equal to the fair market value as of the date of grant. Options have a term of up to 10 years and those granted under the Plan during 1999 and 2000 vest over 3 years with 1/3 vesting at the end of each year.

For the options granted October 31, 2001 and thereafter, the vesting period was changed to four years with 1/4 vesting each year on October 31. Pursuant to the authority granted to it under the Plan, on January 27, 2005, our compensation committee determined that all options held by employees (but not senior managers) granted prior to January 27, 2005 vested immediately in full upon the Acquisition. In addition, all options granted on January 27, 2005 to all employees vested immediately in full upon the Acquisition. Option agreements entered into between us and the senior managers prior to 2005 provide for acceleration on any change of control of us or Nextel, and, as a result, such options granted prior to 2005 vested upon the merger of Sprint and Nextel. All vested options were exercised upon the Acquisition. No options were granted during the first or second quarters of 2006. Effective June 26, 2006, our Board of Directors terminated the Plan and no further options will be issued under the Plan. There were no outstanding options as of June 30, 2006.

Options granted under the Plan were subject to graded vesting, and compensation was recognized evenly over the vesting period. Compensation expense was recognized using the single straight-line approach for awards with graded vesting.

The effect of applying SFAS No. 123(R) during the three and six months ended June 30, 2006 was to decrease income from operations by approximately $39.9 million and $44.7 million, respectively. The effect on net loss for the three months ended June 30, 2006 was to increase the loss approximately $24.4 million and on net income for the six months ended June 30, 2006 was a decrease of $29.2 million. There was no impact to cash flow from operations nor to cash flow from financing activities for the six months ended June 30, 2006 since we were not able to realize the benefits of tax deductions in excess of recognized compensation expense due to adopting the with-and-without approach with respect to the ordering of tax benefits realized.

Had compensation cost been determined based upon the fair value of the awards granted consistent with SFAS No. 123 during the three and six months ended June 30, 2005, our net income would have adjusted to the pro forma amounts indicated below:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005
	(In thousands)

Net income, as reported	$71,885	$128,417
Add: stock-based employee compensation expense included in reported net income	121	248
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards	(7,529)	(14,935)

As adjusted, net income	$64,477	$113,730

The following table summarizes stock-based compensation included in net income and the associated income tax benefit:

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)

Total stock-based compensation included in net income	$44,794	$248
Income tax benefit related to stock-based compensation included in net income	$17,385	$—

The following table summarizes all stock options granted, exercised and forfeited, including options issued outside of the Plan:

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of Options	Exercise Price	Remaining Life	Value
			(In years)	(In thousands)

Outstanding December 31, 2005	17,543,175	$11.93
Granted	—	$0.00
Exercised	(17,336,957)	$11.91
Forfeitures	(197,606)	$14.08
Cancelled	(8,612)	$25.11

Outstanding June 30, 2006	—	$0.00	—	$—

Exercisable, June 30, 2006	—	$0.00	—	$—

The following table is a summary of the stock-based compensation details for the six months ended June 30, 2006 and 2005:

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)

Weighted average grant-date fair value of stock options granted(1)	$—	$7.64
Total intrinsic value of stock options exercised	$287,072	$36,029

(1)	No stock options were granted during the first or second quarter of 2006 or the second quarter 2005.

For the six months ended June 30, 2006 and 2005, we received approximately $20.2 million and $33.0 million, respectively, from the exercise of stock options. The income tax benefit realized from the exercise of the stock options for the six months ended June 30, 2006 and 2005 was $22.9 million and $0, respectively. As of June 30, 2006, all stock-based compensation related to nonvested awards (excluding forfeitures) were recognized since all remaining nonvested awards vested upon the Acquisition.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

	For the Six Months Ended June 30,
	2006(1)	2005

Expected stock price volatility	—	38.5% — 43.0%
Risk-free interest rate	—	3.7% — 3.8%
Expected life in years	—	4 years
Expected dividend yield	—	0.00%

(1)	No stock options were granted during the first or second quarter of 2006 or the second quarter of 2005.

The Black-Scholes option-pricing model requires the input of subjective assumptions and does not necessarily provide a reliable measure of fair value.

Restricted Stock

On August 18, 2003, we issued 50,000 restricted shares of Class A common stock to one of our officers at $8.64 per share. Theses shares vest in equal annual installments over a four-year period. Pursuant to their terms, these options vested, to the extent not already vested, upon the Acquisition. Effective June 26, 2006, our Board of Directors terminated our Restricted Stock Plan, approved May 8, 2003 (“Restricted Stock Plan”). The Restricted Stock Plan granted awards of restricted shares of our Class A common stock. Following the completion of the Acquisition, no further restricted shares will be issued under the Restricted Stock Plan and no restricted stock granted pursuant to and subject to the terms of the Restricted Stock Plan remains outstanding. The unvested amounts used the FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” accelerated vesting model to recognize the compensation expense for restricted stock.

	Number of	Weighted Average
	Restricted Shares	Grant-Date Fair Value

Unvested balance at December 31, 2005	37,500	$8.64
Granted	—	—
Vested	(37,500)	8.64
Forfeited	—	—

Nonvested balance at June 30, 2006	—	$—

As of June 30, 2006, all stock-based compensation related to nonvested awards were recognized since all remaining nonvested awards vested upon the Acquisition.

5.	PROPERTY AND EQUIPMENT

	As of
	June 30,	December 31,
	2006	2005
	(In thousands)

Equipment	$1,646,723	$1,546,814
Furniture, fixtures and software	155,094	145,492
Building and improvements	17,418	14,872
Less — accumulated depreciation and amortization	(753,875)	(665,583)

Subtotal	1,065,360	1,041,595
Construction in progress	60,755	37,455

Total property and equipment	$1,126,115	$1,079,050

6.	NON-CURRENT PORTION OF LONG-TERM DEBT

	As of
	June 30,	December 31,
	2006	2005
	(In thousands)

8 1/8% Senior Notes due 2011, net of $0.4 million discount, interest payable semi-annually in cash and in arrears	$474,669	$474,643
Bank Credit Facility — tranche D term loan, interest, at our option, calculated on Administrative Agent’s alternate base rate or reserve adjusted LIBOR	—	550,000
1 1/2% Convertible Senior Notes due 2008, interest payable semi-annually in cash and in arrears	—	188,310
Capital leases	11,619	13,655

Total non-current portion of long-term debt	$486,288	$1,226,608

Bank Credit Facility

On May 23, 2005, OPCO refinanced its existing $700.0 million tranche C term loan with a new $550.0 million tranche D term loan. The new credit facility includes a $550.0 million tranche D term loan, a $100.0 million revolving credit facility and an option to request an additional $200.0 million of incremental term loans. The tranche D term loan matures on May 31, 2012. On March 1, 2006, OPCO made a principal repayment of $50 million on our tranche D term loan using available cash. As of June 30, 2006, $500.0 million of the tranche D term loan was outstanding and no amounts were outstanding under either the $100.0 million revolving credit facility or the incremental term loans. On August 1, 2006, OPCO made a principal repayment of $500 million on our tranche D term loan and cancelled the revolving credit facility. After the repayment, the tranche D term loan was paid in full and no amounts were outstanding. The amount was reclassified from long-term debt to current liabilities since it was settled in the third quarter 2006.

The tranche D term loan bears interest, at our option, at the administrative agent’s alternate base rate or reserve-adjusted LIBOR plus, in each case, applicable margins. The initial applicable margin for the tranche D term loan is 1.50% over LIBOR and 0.50% over the base rate. As of June 30, 2006, the interest rate on the tranche D term loan was 6.85%.

8 1/8% Senior Notes Due 2011

On June 23, 2003, we issued $450.0 million of 81/8% senior notes due 2011 in a private placement. We subsequently exchanged all of the 8 1/8% senior notes due 2011 for registered notes having the same financial terms and covenants as the privately placed notes. Interest accrues for these notes at the rate of 8 1/8% per annum, payable semi-annually in cash in arrears on January 1 and July 1 of each year, which commenced on January 1, 2004.

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

The 8 1/8% senior notes due 2011 represent our senior unsecured obligations and rank equally in right of payment to our entire existing and future senior unsecured indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. The 8 1/8% senior notes due 2011 are effectively subordinated to (i) all of our secured obligations, including borrowings under the bank credit facility, to the extent of assets securing such obligations and (ii) all indebtedness including borrowings under the bank credit facility and trade payables, of OPCO. Our obligations under the indentures governing our 8 1/8% senior notes will continue following the Acquisition.

1 1/2% Convertible Senior Notes Due 2008

In May and June 2003, we issued an aggregate principal amount of $175.0 million of 1 1/2% convertible senior notes due 2008 in private placements. At the option of the holders or upon change of control, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 131.9087 shares per $1,000 principal amount of notes, which represents a conversion price of $7.58 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of June 30, 2006, $162.2 million of these 1 1/2% convertible senior notes due 2008 had been converted into 21,084,017 shares of our Class A common stock and $12.8 million of these notes were outstanding. The notes were reclassified from long-term debt to current liabilities since we expect them to settle within the next few months.

In addition, in August 2003 we closed a private placement of $125.0 million of 1 1/2% convertible senior notes due 2008. At the option of the holders or upon change of control, these 1 1/2% convertible senior notes due 2008 are convertible into shares of our Class A common stock at an initial conversion rate of 78.3085 shares per $1,000 principal amount of notes, which represents a conversion price of $12.77 per share, subject to adjustment. Interest accrues for these notes at the rate of 1 1/2% per annum, payable semi-annually in cash in arrears on May 15 and

November 15 of each year, which commenced on November 15, 2003. We subsequently filed a registration statement with the SEC to register the resale of the 1 1/2% convertible senior notes due 2008 and the shares of our Class A common stock into which the 1 1/2% convertible senior notes due 2008 are convertible. As of June 30, 2006, $83.9 million of these 1 1/2% convertible senior notes due 2008 had been converted into 6,569,572 shares of our Class A common stock and $41.1 million of these notes were outstanding. The notes were reclassified from long-term debt to current liabilities since we expect them to settle within the next several months.

Pursuant to the Acquisition, Sprint Nextel has purchased all of our outstanding shares of Class A common stock, which constituted a “fundamental change” under the indentures governing our outstanding 1 1/2% convertible senior notes due 2008. As a result, following the Acquisition each holder of our outstanding 1 1/2% convertible senior notes due 2008 has the right, at each such holder’s option, to require us to redeem all of such holder’s notes at a redemption price equal to 100% of the principal amount thereof, together with accrued interest to, but excluding, the redemption date.

7.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 5, 2001, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against us, two of our executive officers and four of the underwriters involved in our initial public offering. The lawsuit is captioned Keifer v. Nextel Partners, Inc., et al, No. 01 CV 10945. It was filed on behalf of all persons who acquired our common stock between February 22, 2000 and December 6, 2000. The complaint alleges that the defendants violated the Securities Act and the Exchange Act by issuing a registration statement and offering circular that were false and misleading in that they failed to disclose that: (i) the defendant underwriters allegedly had solicited and received excessive and undisclosed commissions from certain investors who purchased our common stock issued in connection with our initial public offering; and (ii) the defendant underwriters allegedly allocated shares of our common stock issued in connection with our initial public offering to investors who allegedly agreed to purchase additional shares of our common stock at pre-arranged prices. The plaintiffs and the issuing company defendants, including us and our officers, have reached a settlement of the issues in the lawsuit. A settlement fairness hearing took place on April 24, 2006 and we are waiting the court’s decision on approval of the settlement. The settlement, if approved, will not have a material effect on our business.

On April 1, 2003, a purported class action lawsuit was filed in the 93rd District Court of Hidalgo County, Texas against us, Nextel and Nextel West Corp. The lawsuit is captioned Rolando Prado v. Nextel Communications, et al, Civil Action No. C-695-03-B. On May 2, 2003, a purported class action lawsuit was filed in the Circuit Court of Shelby County for the Thirtieth Judicial District at Memphis, Tennessee against us, Nextel and Nextel West Corp. The lawsuit is captioned Steve Strange v. Nextel Communications, et al, Civil Action No. 01-002520-03. On May 3, 2003, a purported class action lawsuit was filed in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against Nextel Partners Operating Corp. d/b/a Nextel Partners and Nextel South Corp. d/b/a Nextel Communications. The lawsuit is captioned Christopher Freeman and Susan and Joseph Martelli v. Nextel South Corp., et al, Civil Action No. 03-CA1065. On July 9, 2003, a purported class action lawsuit was filed in Los Angeles Superior Court, California against us, Nextel, Nextel West, Inc., Nextel of California, Inc. and Nextel Operations, Inc. The lawsuit is captioned Nick’s Auto Sales, Inc. v. Nextel West, Inc., et al, Civil Action No. BC298695. On August 7, 2003, a purported class action lawsuit was filed in the Circuit Court of Jefferson County, Alabama against us and Nextel. The lawsuit is captioned Andrea Lewis and Trish Zruna v. Nextel Communications, Inc., et al, Civil Action No. CV-03-907. On October 3, 2003, an amended complaint for a purported class action lawsuit was filed in the United States District Court for the Western District of Missouri. The amended complaint named us and Nextel Communications, Inc. as defendants; Nextel Partners was substituted for the previous defendant, Nextel West Corp. The lawsuit is captioned Joseph Blando v. Nextel West Corp., et al, Civil Action No. 02-0921 (the “Blando Case”). All of these complaints alleged that we, in conjunction with the other defendants, misrepresented certain cost-recovery line-item fees as government taxes. Plaintiffs sought to enjoin such practices and sought a refund of monies paid by the class based on the alleged misrepresentations. Plaintiffs also sought attorneys’ fees, costs and, in some cases, punitive damages. We believe the allegations are groundless. In October 2003, the court in the Blando Case entered an order granting preliminary approval of a nationwide class action settlement that encompasses most of the claims involved in these cases. In April 2004, the court approved the settlement and dismissed the cases that were pending in federal court, including the Strange v. Nextel Communications case. Various objectors and class members appealed to the United States Court of Appeals for the Eighth Circuit, and in February 2005 that court affirmed the settlement. One objector filed a petition for writ of certiorari with the United States Supreme Court and that petition was denied on October 3, 2005. In accordance with the terms of the settlement, we began distributing settlement benefits within 90 days from the final order and completed the distribution of benefits by March 2006. The Prado v. Nextel Communications case, Civil Action No. C-695-03-B was dismissed with prejudice in November 2005. In addition, the Freeman v. Nextel South Corp. case, Civil Action No. 03-CA1065 was dismissed with prejudice in March 2006. The remaining cases are subject to immediate dismissal according to the terms of the final order, which directs the plaintiffs to dismiss their actions.

On May 16, 2006, two customers or former customers of Nextel Partners filed a putative class action against us in the Supreme Court of the State of New York, County of Albany. The lawsuit is captioned Daniel Morrissey and Timothy Ciarfello v. Nextel Partners, Inc., et al, No. 3194-06. Soon afterwards they served us with a summons and a copy of their Class Action Complaint. In that pleading, plaintiffs seek to represent a class of all present or former customers “who subscribed to a Nextel wireless communications service plan with ‘Bonus’ minutes during the period June 1, 2005 to the present” and a class of all present or former customers who “subscribed to Nextel’s Spending Limit Program and were billed a new monthly charge or an increase of their monthly fee for the Spending Limit Program during the period December 1, 2004 to the present.” Plaintiffs claim that allegedly inadequate disclosures and practices regarding the terms and conditions of those programs violate a New York State consumer protection statute (and similar laws of other states), violate a New York State false advertising statute, constitute a breach of the implied covenant of good faith and fair dealing, and constitute a breach of contract. We timely served plaintiffs with an Answer and Affirmative Defenses on July 17, 2006 denying and defending against all claims, and we intend to vigorously defend this suit.

We are subject to other claims and legal actions that may arise in the ordinary course of business. We do not believe that any of these other pending claims or legal actions by themselves or in the aggregate will have a material effect on our business, financial position or results of operations.

8.	RELATED PARTY TRANSACTIONS

We, our operating subsidiary, and Nextel WIP, entered into a joint venture agreement dated January 29, 1999. The joint venture agreement, along with the other operating agreements, defines the relationships, rights and obligations between the parties and governs the build-out and operation of our portion of the Nextel Digital Wireless Network and the transfer of licenses from Nextel WIP to us. Our roaming agreement with Nextel WIP provides that each party pays the other company’s monthly roaming fees in an amount based on the actual system minutes used by our respective customers when they are roaming on the other party’s network. For the three months ended June 30, 2006 and 2005, we earned approximately $61.3 million and $50.8 million, respectively, and for the six months ended June 30, 2006 and 2005, we earned $120.0 million and $95.6 million, respectively, from Nextel customers roaming on our system, which is included in our service revenues.

During the three months ended June 30, 2006 and 2005, we incurred charges from Nextel WIP totaling $37.5 million and $33.9 million, respectively, and for the six months ended June 30, 2006 and 2005, we incurred charges totaling $73.4 million and $66.8 million, respectively, for services such as specified telecommunications switching services, charges for our customers roaming on Nextel’s system and other support costs. The costs for these services are recorded in cost of service revenues.

During the three and six months ended June 30, 2006 and 2005, Nextel continued to provide certain services to us for which we paid a fee based on their cost. These services are limited to Nextel telemarketing and customer care, fulfillment, activations and billing for the retail and national accounts. For the three months ended June 30, 2006 and 2005, we were charged approximately $7.3 million and $8.5 million, respectively, and for the six months ended June 30, 2006 and 2005, we were charged approximately $15.6 million and $17.3 million, respectively, for these services including a royalty fee. Nextel WIP also provides us access to certain back office and information systems platforms on an ongoing basis. For the three months ended June 30, 2006 and 2005, we were charged approximately $2.1 million and $1.8 million, respectively, and for the six months ended June 30, 2006 and 2005, we were charged approximately $4.2 million and $3.6 million, respectively, for these services. The costs for all of these services are included in selling, general and administrative expenses.

For the three and six months ended June 30, 2006, we incurred charges from Sprint Nextel totaling approximately $1.2 million and $2.1 million, respectively, for interconnect services that were recorded in cost of service revenues and approximately $0.2 million and $0.5 million, respectively, for telecommunication services that were recorded in selling, general and administrative expenses.

As a result of the Acquisition, we paid approximately $27.7 million in change in control payments to our employees on behalf of Sprint Nextel. These retention payments were outlined in our Retention and Severance Program effective as of January 27, 2005 and further modified on January 16, 2006. Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of our Retention and Severance Program. This net receivable is included in due from Nextel WIP.

9.	COMPREHENSIVE INCOME (LOSS)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)

Net Income (Loss) (as reported on Consolidated Condensed Statements of Operations)	$(17,134)	$71,885	$48,894	$128,417
Unrealized gain (loss) on investments	(83)	27	(53)	27
Unrealized gain (loss) on cash flow hedge	(500)	(555)	(1,028)	1,145

Other comprehensive income (loss)	(583)	(528)	(1,081)	1,172
Comprehensive Income (Loss), net of tax	$(17,717)	$71,357	$47,813	$129,589

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is discussion of our consolidated financial condition and results of operations of the three and six months ended June 30, 2006 and 2005. Some statements and information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are not historical facts but are forward-looking statements. For a discussion of these forward-looking statements and of important factors that could cause results to differ materially from the forward-looking statements contained in this report, see “— Forward-Looking Statements” below.

Please read the following discussion together with our Annual Report on Form 10-K for the year ended December 31, 2005, along with the consolidated condensed financial statements and the related notes included elsewhere in this report.

Overview

Following the purchase of all of our outstanding shares of Class A common stock by Sprint Nextel on June 26, 2006 (the “Acquisition”), we are a subsidiary of Sprint Nextel that provides fully integrated, wireless digital communications services using the Nextel brand name in mid-sized and rural markets throughout the United States. We offer four distinct wireless services in a single wireless handset. These services include International and Nationwide Direct Connect, digital cellular voice, short messaging and cellular Internet access, which provides users with wireless access to the Internet and an organization’s internal databases as well as other applications, including e-mail. We hold licenses for wireless frequencies in markets where approximately 54 million people, or Pops, live and work. We have constructed and operate a digital mobile network compatible with the Nextel Digital Wireless Network in targeted portions of these markets, including 13 of the top 100 metropolitan statistical areas and 57 of the top 200 metropolitan statistical areas in the United States ranked by population. Our combined Nextel Digital Wireless Network constitutes one of the largest fully integrated digital wireless communications systems in the United States, currently covering 297 of the top 300 metropolitan statistical areas in the United States.

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

Our network provides coverage to approximately 43 million Pops in 31 different states, which include markets in Alabama, Arkansas, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, Nebraska, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Vermont, Virginia, West Virginia, Wisconsin and Wyoming. We also hold licenses in Kansas but currently do not have any cell sites operational in that state.

During the second quarter of 2006 we continued to focus on our key financial and operating performance metrics, including increasing our service revenues 18% to $486.0 million for the second quarter of 2006 compared to $410.4 million for the same period in 2005. In addition, we opened three new company-owned stores bringing the total stores operating throughout the country to 143 compared to 91 stores at June 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Total revenues increased 17% to $509.3 million for the three months ended June 30, 2006 as compared to $434.8 million generated in the same period in 2005. This growth in revenues was due mostly to the increase in our subscriber base. Subject to the risk and uncertainties described under “— Forward-Looking Statements” below, we expect our revenues to continue to increase as we continue to introduce new products and data services.

The following table illustrates service and equipment revenues as a percentage of total revenues for the three months ended June 30, 2006 and 2005.

	For the Three		For the Three
	Months Ended	% of	Months Ended	% of
	June 30,	Consolidated	June 30,	Consolidated	2006 vs 2005
	2006	Revenues	2005	Revenues	$ Change	% Change
	(Dollars in thousands)

Service and roaming revenues	$485,960	95%	$410,420	94%	$75,540	18%
Equipment revenues	23,381	5%	24,402	6%	(1,021)	(4)%

Total revenues	$509,341	100%	$434,822	100%	$74,519	17%

Our primary sources of revenues are service revenues and equipment revenues. Service revenues increased 18% to $486.0 million for the three months ended June 30, 2006 as compared to $410.4 million for the same period in 2005 primarily due to increase in number of subscribers and growth from data service revenues from both business and individual users. Our service revenues consist of charges to our customers for airtime usage and monthly network access fees from providing integrated wireless services within our territory, specifically digital cellular voice services, Direct Connect services, text messaging and Nextel Online services. Service revenues also include roaming revenues from Sprint Nextel subscribers using our portion of the Nextel Digital Wireless Network.

Roaming revenues for the second quarter of 2006 accounted for approximately 13% of our service revenues compared to 12% for the same period in 2005. Although we continue to see growth in roaming revenues due to an increase in coverage and on-air cell sites, we expect roaming revenues as a percentage of our service revenues to remain relatively flat or decline due to the anticipated revenue growth that we expect to achieve from our own customer base.

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

	For the Three Months
	Ended June 30,
	2006	2005
	(In thousands)

Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$485,960	$410,420
Previously deferred activation fees recognized (SAB No. 101)	(47)	(562)
Activation fees to equipment revenues (EITF No. 00-21)	10,442	3,695

Total service revenues without SAB No. 101 and EITF No. 00-21	$496,355	$413,553

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$23,381	$24,402
Previously deferred equipment revenues recognized (SAB No. 101)	(300)	(3,116)
Activation fees from service revenues (EITF No. 00-21)	(10,442)	(3,695)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$12,639	$17,591

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$46,363	$46,116
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(347)	(3,678)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$46,016	$42,438

Equipment revenues reported for the second quarter of 2006 were $23.4 million as compared to $24.4 million reported for the same period in 2005, representing a decrease of $1.0 million. Of the $1.0 million decrease from 2005 to 2006, $6.7 million resulted from additional activation fees recorded as equipment revenues based on EITF No. 00-21 offset by $4.9 million reduction due to offering favorable handset pricing to our customers and $2.8 million less equipment revenues previously deferred pursuant to SAB No. 101. Our equipment revenues consist of revenues received for wireless handsets and accessories purchased by our subscribers.

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

For the three months ended June 30, 2006, our cost of service revenues was $130.3 million as compared to $103.9 million for the same period in 2005, representing an increase of $26.4 million, or 25%. The increase in costs was partially the result of bringing on-air approximately 484 additional cell sites since June 30, 2005. In addition, for the three months ended June 30, 2006, we recognized $11.9 million of additional compensation due to adoption of SFAS No. 123R, which requires recognition of compensation expense for equity instruments to employees based on grant-date fair value of these awards and acceleration of vesting due to the Acquisition. Furthermore, we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. Our roaming fees paid to Sprint Nextel also increased as our growing subscriber base roamed on Sprint Nextel’s compatible network. We adopted FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which eliminated capitalization of rent on January 1, 2006 with no material impact to our financial statements.

We expect cost of service revenues to increase as we place more cell sites in service and the usage of minutes increases as our customer base grows. However, we expect our cost of service revenues as a percentage of service revenues and cost per average minute of use to decrease as economies of scale continue to be realized.

Cost of Equipment Revenues

Cost of equipment revenues includes the cost of the subscriber wireless handsets and accessories sold by us. Our cost of equipment revenues for the three months ended June 30, 2006 was $46.4 million as compared to $46.1 million for the same period in 2005, or an increase of $0.3 million. The $3.6 million increase in costs related mostly to inventory contract penalties for current year commitments based on a change in estimate reduced by favorable handset pricing offset by recognizing $3.3 million less of equipment costs that were previously deferred in accordance with SAB No. 101.

Due to the “push to talk” functionality of our handsets, the cost of our equipment tends to be higher than that of our competitors. As part of our business plan, we often offer our equipment at a discount or as part of a promotion as an incentive to our customers to commit to contracts for our higher priced service plans and to compete with the lower priced competitor handsets. The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $33.4 million for the three months ended June 30, 2006 as compared to a loss of $24.8 million for the same period in 2005. We expect to continue to employ these discounts and promotions in an effort to grow our subscriber base. Therefore, for the foreseeable future, we expect that cost of equipment revenues will continue to exceed our equipment revenues.

	For the Three Months
	Ended June 30,
	2006	2005
	(In thousands)

Equipment revenues billed	$12,639	$17,591
Cost of equipment revenues billed	(46,016)	(42,438)

Total gross subsidy for equipment	$(33,377)	$(24,847)

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of sales and marketing expenses, expenses related to customer care services and general and administrative costs. For the three months ended June 30, 2006, selling, general and administrative expenses were $277.0 million compared to $145.3 million for the same period in 2005, representing an increase of $131.7 million, or 91%, due to the following:

•	$65.1 million increase related to expenses incurred in connection with the Acquisition, such as $21.1 million for legal and professional fees, $25.9 million for investment banking fees, $17.7 million for cash bonuses triggered by the Acquisition as well as approximately $425,000 for integration planning activities;.

•	$29.7 million increase in bad debt expense is principally related to a deterioration of aging accounts from lower credit quality customers coupled with a $9.4 million adjustment to align the general ledger to the accounts receivable subsidiary ledger;

•	$27.9 million increase due to the adoption of SFAS No. 123R, which requires recognition of compensation expense for awards of equity instruments to employees based on grant-date fair value of those awards and acceleration of vesting due to the Acquisition;

•	$5.2 million for marketing and advertising campaigns incurred as a result of not being able to use the Sprint Nextel brand; and

•	$3.8 million increase in expenses for service and repair, billing, facilities, collection and customer retention expenses, including handset upgrades to support a larger and growing customer base.

Excluding the one-time acquisition and bad debt charges, we expect that the aggregate amount of selling, general and administrative expenses necessary to support our growing customer base, including costs associated with billing, bad debt expense, collections, customer retention, customer care activities and handset upgrades, may continue to increase, offset by administrative costs that are expected to be eliminated through the integration with Sprint Nextel.

Depreciation and Amortization Expense

For the second quarter ended June 30, 2006, our depreciation and amortization expense was $45.7 million compared to $41.4 million for the same period in 2005, representing an increase of 10%. The $4.3 million increase in depreciation and amortization expense was due to adding approximately 484 cell sites since June 30, 2005. We also acquired furniture and equipment for our 52 new company-owned stores opened since June 30, 2005. We expect depreciation and amortization to continue to increase due to additional cell sites we plan to place in service.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined $6.8 million, or 28%, from $24.4 million for the three months ended June 30, 2005 to $17.6 million for the three months ended June 30, 2006. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 11% senior discount notes due 2010 and 12 1/2% senior notes due 2009 and the refinance of our credit facility. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of approximately $0.3 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006, interest income was $2.6 million compared to $1.0 million for the same period in 2005.

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

Income Tax Provision

We recorded a tax provision of $12.1 million for the second quarter of 2006 compared to $2.0 million for the same period in 2005. During the current quarter it was determined that deferred tax assets related to state carryforward items were overstated by approximately $11.8 million, and accordingly an adjustment was made to reduce deferred tax assets with a corresponding charge to income tax expense. In the third quarter of 2005 we released a significant portion of the valuation allowance and we expect to continue to record income tax expense at the estimated annual federal and state effective tax rate of approximately 49%. Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates due to state taxes, reserves for uncertain tax positions and permanent differences. We do not expect to pay cash taxes, other than the required alternative minimum tax and state tax payments, until the net operating loss and tax credits have been fully utilized.

Net Income (Loss)

For the three months ended June 30, 2006, we had a net loss of $17.1 million, which included $65.1 million of Acquisition related expenses such as legal and professional fees, investment banking fees and cash bonuses triggered by the Acquisition in addition to $35.1 million of stock compensation expense for acceleration of vesting of options due to the Acquisition, compared to net income of $71.9 million for the same period in 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

Total revenues increased 20% to $1,008.5 million for the six months ended June 30, 2006 as compared to $838.9 million generated in the same period in 2005. The following table illustrates service and equipment revenues as a percentage of total revenues for the six months ended June 30, 2006 and 2005.

	For the Six		For the Six
	Months Ended	% of	Months Ended	% of
	June 30,	Consolidated	June 30,	Consolidated	2006 vs 2005
	2006	Revenues	2005	Revenues	$ Change	% Change
	(Dollars in thousands)

Service and roaming revenues	$953,971	95%	$789,278	94%	$164,693	21%
Equipment revenues	54,539	5%	49,628	6%	4,911	10%

Total revenues	$1,008,510	100%	$838,906	100%	$169,604	20%

Service revenues increased 21% to $954.0 million for the six months ended June 30, 2006 as compared to $789.3 million for the same period in 2005. Roaming revenues for the first half of 2006 accounted for approximately 13% of our service revenues compared to 12% for the same period in 2005.

The following table shows the reconciliation of the reported service revenues, equipment revenues and cost of equipment revenues to the adjusted amounts that exclude the adoption of EITF No. 00-21 and SAB No. 101.

	For the Six Months Ended June 30,
	2006	2005
	(In thousands)

Revenues:
Service revenues (as reported on Consolidated Condensed Statements of Operations)	$953,971	$789,278
Previously deferred activation fees recognized (SAB No. 101)	(231)	(1,265)
Activation fees to equipment revenues (EITF No. 00-21)	20,542	8,328

Total service revenues without SAB No. 101 and EITF No. 00-21	$974,282	$796,341

Equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$54,539	$49,628
Previously deferred equipment revenues recognized (SAB No. 101)	(1,430)	(6,959)
Activation fees from service revenues (EITF No. 00-21)	(20,542)	(8,328)

Total equipment revenues without SAB No. 101 and EITF No. 00-21	$32,567	$34,341

Cost of equipment revenues (as reported on Consolidated Condensed Statements of Operations)	$91,013	$90,914
Previously deferred cost of equipment revenues recognized (SAB No. 101)	(1,661)	(8,224)

Total cost of equipment revenues without SAB No. 101 and EITF No. 00-21	$89,352	$82,690

Equipment revenues reported for the first half of 2006 were $54.5 million as compared to $49.6 million reported for the same period in 2005, representing an increase of $4.9 million. Of the $4.9 million increase from 2005 to 2006, $12.2 million was for additional activation fees recorded as equipment revenues based on EITF No. 00-21 offset by $1.8 million reduction due to offering favorable handset pricing to our customers and $5.5 million less equipment revenues previously deferred pursuant to SAB No. 101.

Cost of Service Revenues

For the six months ended June 30, 2006, our cost of service revenues was $244.2 million as compared to $202.5 million for the same period in 2005, representing an increase of $41.7 million, or 21%. The increase in costs was partially the result of bringing on-air approximately 484 additional cell sites since June 30, 2005. Furthermore, we experienced an increase in airtime usage by our customers, both of which resulted in higher network operating costs. In addition, for the six months ended June 30, 2006, we recognized $13.5 million in stock compensation expense due to adoption of SFAS No. 123R and the acceleration of vesting due to the Acquisition. Our roaming fees paid to Nextel also increased as our growing subscriber base roamed on Nextel’s compatible network.

Cost of Equipment Revenues

Our cost of equipment revenues for the six months ended June 30, 2006 was $91.0 million as compared to $90.9 million for the same period in 2005, or an increase of $0.1 million. The $6.6 million increase in costs related mostly to inventory contract penalties for current year commitments based on a change in estimate offset by recognizing $6.5 million less of equipment costs that were previously deferred in accordance with SAB No. 101.

The table below shows that the gross subsidy (without the effects of SAB No. 101 and EITF No. 00-21) between equipment revenues and cost of equipment revenues was a loss of $56.8 million for the six months ended June 30, 2006 as compared to a loss of $48.3 million for the same period in 2005.

	For the Six Months Ended June 30,
	2006	2005
	(In thousands)

Equipment revenues billed	$32,567	$34,341
Cost of equipment revenues billed	(89,352)	(82,690)

Total gross subsidy for equipment	$(56,785)	$(48,349)

Selling, General and Administrative Expenses

For the six months ended June 30, 2006, selling, general and administrative expenses were $439.7 million compared to $283.6 million for the same period in 2005, representing an increase of $156.1 million, or 55%. The increase was due to implementing sales and marketing activities, including increasing commissions, to grow our customer base and operating costs for 52 additional company-owned stores opened since June 30, 2005, along with billing, collections, customer retention, customer care and service and repair costs to support a larger and growing customer base. In addition, expenses for the six months ended June 30, 2006 included approximately $77.2 million in costs related to the Acquisition and $31.1 million in stock compensation expenses including the acceleration of vesting due to the Acquisition.

Depreciation and Amortization Expense

For the six months ended June 30, 2006, our depreciation and amortization expense was $90.3 million compared to $82.2 million for the same period in 2005, representing an increase of 10%. The $8.1 million increase in depreciation and amortization expense was due to adding approximately 484 cell sites since June 30, 2005. We also acquired furniture and equipment for our 52 new company-owned stores opened since June 30, 2005.

Interest Expense and Interest Income

Interest expense, net of capitalized interest, declined $14.6 million, or 29%, from $50.2 million for the six-month period ended June 30, 2005 to $35.6 million for the six-month period ended June 30, 2006. This decline was due mostly to the debt reduction activity related to our repurchase for cash of our 11% senior discount notes due 2010 and 12 1/2% senior notes due 2009 and the refinance of our credit facility. In addition, for our interest rate swap agreements we recorded non-cash fair market value gains of approximately $0.7 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.

For the six months ended June 30, 2006, interest income was $5.1 million compared to $3.7 million for the same period in 2005. The increase was due mostly to improved rates of return as well as a larger investment portfolio.

Loss on Early Retirement of Debt

During the six months ended June 30, 2006 we recorded approximately $81,000 loss on early retirement of debt from the principal repayment of $50 million on our tranche D term loan to write-off the deferred financing costs.

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

Income Tax Provision

We recorded a tax provision of $63.8 million for the first half of 2006 compared to $3.9 million for the same period in 2005. During the first half of 2006 it was determined that deferred tax assets related to state carryforward items were overstated by approximately $11.8 million, and accordingly an adjustment was made to reduce deferred tax assets with a corresponding charge to income tax expense. In the third quarter of 2005 we released a significant portion of the valuation allowance and we expect to continue to record income tax expense at the estimated annual federal and state effective tax rate of approximately 49%. Income tax provisions for interim periods are based on estimated effective annual tax rates. Income tax expense varies from federal statutory rates due to state taxes, reserves for uncertain tax positions and permanent differences. We do not expect to pay cash taxes, other than the required alternative minimum tax and state tax payments, until the net operating loss and tax credits have been fully utilized.

Net Income (Loss)

For the six months ended June 30, 2006, we had net income of $48.9 million compared to $128.5 million for the same period in 2005, representing a decline of $79.6 million primarily due to expenses related to the Acquisition, including stock compensation expenses.

Liquidity and Capital Resources

As of June 30, 2006, our cash and cash equivalents and short-term investments balance was approximately $215.1 million, an increase of $50.1 million compared to the balance of $165.0 million as of December 31, 2005 and a decrease of $20.3 million compared to the balance of $235.4 million as of June 30, 2005. In addition, we had access to an undrawn line of credit of $100.0 million for a total liquidity position of $315.1 million as of June 30, 2006. The $50.1 million increase in our liquidity position from December 31, 2005 was in part a result of positive cash from operating activities, stock options exercised and proceeds from sale lease-back transactions offset by additional capital spending and debt repayments.

Statement of Cash Flows Discussion

	For the Six Months Ended June 30,
	2006	2005	$ Change	% Change
	(Dollars in thousands)

Net cash from operating activities	$227,776	$223,862	$3,914	2%
Net cash from investing activities	$(174,134)	$(68,394)	$(105,740)	(155)%
Net cash from financing activities	$(27,367)	$(115,333)	$87,966	76%

For the six months ended June 30, 2006, we generated $227.8 million in cash from operating activities as compared to $223.9 million in cash for the same period in 2005. The $3.9 million increase in funds from operating activities was due to the following:

•	a $28.2 million increase in income generated from operating activities, excluding changes in current assets and liabilities; and

•	a $51.1 million increase in our accounts receivable balance from customers due to subscriber growth; offset by

•	a $51.9 million net decrease in accounts payable, accrued expenses, other current liabilities, other current and long-term assets and advances to Nextel WIP due to the timing of payments; and

•	a $23.5 million decrease in our on-hand subscriber equipment inventory due primarily to adding new phone models during the first half of 2006.

Net cash used from investing activities for the six months ended June 30, 2006 was $174.1 million compared to $68.4 million for the same period in 2005. The $105.7 million increase in net cash used from investing activities was primarily due to:

•	a $8.9 million increase in capital expenditures as a result of adding cell sites;

•	a $3.0 million increase in FCC licenses acquired and other investing activities; and

•	a $96.7 million decrease in cash proceeds from the sale and maturities of short-term investments (inflow) partially offset by a $2.9 million decrease in purchases of short-term investments due to a smaller investment portfolio in the first half of 2006 compared to the same period in 2005.

Net cash used from financing activities for the six months ended June 30, 2006 totaled $27.4 million compared to $115.3 million generated in the same period in 2005. The $87.9 million decrease in net cash used from financing activities was due to:

•	$50.0 million in cash used in the first quarter of 2006 for a principal repayment on our tranche D term loan; and

•	a $14.0 million decrease in proceeds from stock options exercised and employee purchases of stock; offset by

•	$151.2 million net in cash used to refinance our tranche C term loan and repurchase our 11% senior notes due 2010 in 2005; and

•	a $0.7 million increase in capital lease payments and other financing activities.

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

We believe that our cash flow from operations, existing cash and cash equivalents, and short-term investments will provide sufficient funds for the foreseeable future to finance our capital needs and working capital requirements to build out and maintain our portion of the Nextel Digital Wireless Network using the current 800 MHz iDEN system as well as provide the necessary funds to acquire any additional FCC licenses required to operate the current 800 MHz iDEN system.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated condensed financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The SEC has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. For additional information, see the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and also please refer to our Annual Report on Form 10-K for the year ended December 31, 2005 and our quarterly filings on Form 10-Q filed with the SEC for a more detailed discussion of our critical accounting policies. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions or conditions.

During the three months ended June 30, 2006, we did not make any material changes in or to our critical accounting policies.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. They can be identified by the use of forward-looking words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should” or “anticipates” or other comparable words, or by discussions of strategy, plans or goals that involve risks and uncertainties that could cause actual results to differ materially from those currently anticipated. You are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005 and as described from time to time in our reports filed with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q. Forward-looking statements include, but are not limited to, statements with respect to the following:

•	our dependence on and integration with Sprint Nextel;

•	our business plan, its advantages and our strategy for implementing our plan;

•	the success of efforts to improve and enhance, and satisfactorily address any issues relating to, our network performance;

•	the characteristics of the geographic areas and occupational markets that we are targeting in our portion of the Nextel Digital Wireless Network;

•	our ability to attract and retain customers;

•	our anticipated capital expenditures, funding requirements and contractual obligations, including our ability to access sufficient debt or equity capital to meet operating and financing needs;

•	the availability of adequate quantities of system infrastructure and subscriber equipment and components to meet our service deployment, marketing plans and customer demand;

•	no significant adverse change in Motorola’s ability or willingness to provide handsets and related equipment and software applications or to develop new technologies or features for us, or in our relationship with it;

•	our ability to achieve and maintain market penetration and average subscriber revenue levels;

•	our ability to successfully scale, in some circumstances in conjunction with third parties under our outsourcing arrangements, our billing, collection, customer care and similar back-office operations to keep pace with customer growth, increased system usage rates and growth in levels of accounts receivables being generated by our customers;

•	the development and availability of new handsets with expanded applications and features, including those that operate using the 6:1 voice coder, and market acceptance of such handsets and service offerings;

•	the availability and cost of acquiring additional spectrum;

•	the quality and price of similar or comparable wireless communications services offered or to be offered by our competitors, including providers of PCS and cellular services including, for example, two-way walkie-talkie services that have been introduced by several of our competitors;

•	future legislation or regulatory actions relating to specialized mobile radio services, other wireless communications services or telecommunications services generally;

•	the potential impact on us of the reconfiguration of the 800 MHz band required by the rebanding orders issued to Nextel WIP;

•	delivery and successful implementation of any new technologies deployed in connection with any future enhanced iDEN or next generation or other advanced services we may offer; and

•	the costs of compliance with regulatory mandates, particularly the requirement to deploy location-based 911 capabilities and wireless number portability.

Item 4.	Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of our senior management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, such officers concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective in timely alerting them to material information required to be included in our periodic SEC reports.

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Please see our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed description of some of the risks and uncertainties that we face. If any of those risks were to occur, our business, operating results and financial condition could be seriously harmed. There has been no material changes in our risk factors from those described in that Annual Report.

Item 5.	Other Information

On August 1, 2006, OPCO made a principal repayment of $500 million on our tranche D term loan and cancelled the revolving credit facility. After the repayment, the tranche D term loan was paid in full and no amounts were outstanding.

As disclosed in our Current Report on Form 8-K filed April 26, 2006, effective April 20, 2006, we terminated the employment of James Ryder, our Chief Operating Officer. In connection with such termination, we entered into a Settlement and General Release Agreement with Mr. Ryder (the “Settlement Agreement”). A copy of the Settlement Agreement is being filed as an exhibit to this Quarterly Report on Form 10-Q and the following summary is qualified in its entirety by the actual terms and conditions of the Settlement Agreement.

Pursuant to the Settlement Agreement, Mr. Ryder agreed to forfeit $3,082,012 in retention, severance, commission, bonus, benefits and other payments. In addition, Mr. Ryder was required to forfeit all other compensation, benefits, rights, privileges and remuneration of any kind other than the compensation and benefits summarized as follows: (a) unpaid salary from April 17, 2006 through April 20, 2006 in the amount of $4,984.62; (b) unused vacation of 240 hours in the amount of $37,384.62; (c) first Quarter 2006 BET Bonus in the amount of $500.00; (d) first Quarter 2006 Performance Bonus (paid at 107%) in the amount of $86,670.00; (e) second Quarter 2006 Performance Bonus (prorated and paid as if 100% of target achieved for full year less amount already paid for 1st quarter 2006) in the amount of $17,580; (f) severance in the amount of $648,000; and (g) reimbursement for ordinary and reasonable expenses upon the submission of receipts in accordance with our policy in an amount not to exceed $6,000. In addition, Mr. Ryder was allowed to retain stock options that had vested as of April 20, 2006 and those stock options that would have vested upon a termination of his Employment Agreement without cause prior to a Change in Control of us as that term is defined in the applicable stock option agreement. Mr. Ryder was required to forfeit all other stock options. In accordance with the terms of the Settlement Agreement, Mr. Ryder provided a release in favor of us, agreed to not seek future employment with us or Sprint Nextel and agreed to other standard severance terms.

Item 6.	Exhibits

(a) List of Exhibits.

3.1		Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to Registration Statement on Form S-1 declared effective February 22, 2000 (File No. 333-95473)).

3	.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of Nextel Partners, Inc. (incorporated by reference to Exhibit 3.1 (a) to Quarterly Report on Form 10-Q filed August 9, 2004).

3.2		Amended and Restated Bylaws, dated as of June 26, 2006 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 27, 2006).

10	.70(a)	First Supplemental Indenture dated as of June 26, 2006 by and between Nextel Partners, Inc. and The Bank of New York Trust Company, N.A., as Trustee, relating to the 1 1/2% convertible senior notes due 2008 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 27, 2006).

10	.72(a)	First Supplemental Indenture dated as of June 26, 2006 by and between Nextel Partners, Inc. and The Bank of New York Trust Company, N.A., as Trustee, relating to the 1 1/2% convertible senior notes due 2008 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 27, 2006).

10	.84(b)	Settlement and General Release Agreement with James Ryder dated as of April 20, 2006

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXTEL PARTNERS, INC.
(Registrant)

By:	/s/ WILLIAM G. ARENDT
William G. Arendt
Senior Vice President — Controller

By:	/s/ LINDA ALLEN
Linda Allen
Chief Accounting Officer
(Principal Accounting Officer)

Date: September 18, 2006